Form 10-K/A
period 1993-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 1994-01-07
CIK 40518

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1993
                        COMMISSION FILE NUMBER 1-8086

                        GENERAL DATACOMM INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                       06-0853856
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)       Identification No.)

                         Middlebury, Connecticut 06762-1299
                       (Address of principal executive offices)

                                   (203) 574-1118
                  (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:
        Title of each class     Name of each exchange on which registered

        Common Stock, $.10      New York Stock Exchange
             par value


              Securities registered pursuant to Section 12(g) of the Act:

                                     None
             Indicate by check mark whether the registrant (1) has
        filed all reports required to be filed by Section 13 or
        15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
        subject to such filing requirements for the past 90 days.
        YES X   NO ___

             Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge,in definitive proxy or information statements incorporated by reference in Part
        III of this Form 10-K or any amendment to this Form 10-K.
        {X}

        The aggregate market value of the voting stock of the Registrant held by nonaffiliates as of November 19, 1993: $137,884,660

            Number of shares of Common and Class B Stock outstanding as of November 19, 1993:
                      13,434,185 Shares of Common Stock
                       2,465,429 Shares of Class B Stock

        DOCUMENTS INCORPORATED BY REFERENCE:
                                                                 Part
        Annual Report to Stockholders for the Fiscal Year
         Ended September 30, 1993                           I, II, IV
        Proxy Statement for the 1994 Annual Meeting
         of Stockholders                                          III

        PART IV.

        ITEM 14.  FINANCIAL STATEMENT SCHEDULES


                                 SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               GENERAL DATACOMM INDUSTRIES, INC.


                               By: __________________________________
                                   William S. Lawrence
                                   Vice President, Finance and
                                   Principal Financial Officer


        Dated:  January 7, 1994

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES










        FINANCIAL STATEMENTS AND SCHEDULES INCLUDED               PAGE

        Consent of Independent Accountants                         F-2

        Consolidated Financial Statement Schedules:


           V. Property, plant and equipment for the years ended
              September 30, 1993, 1992 and 1991.                   F-3

                         CONSENT OF INDEPENDENT ACCOUNTANTS

             We consent to the application of our report dated October 21, 1993, except as to the information presented in Notes 2 and 5 of the "Notes to Consolidated Financial Statements", for which the dates are November 24, 1993 and November
        30, 1993, respectively, included in the annual report on Form 10-K of General DataComm Industries, Inc.
        and Subsidiaries for the year ended September 30, 1993, to the amended Schedule V for the year ended September
        30, 1993, which is included in this amendment on Form 10-K/A.





        Stamford, Connecticut
        January 7, 1994

        GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
        SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT - 1993, 1992 AND 1991 (In Thousands)


                                Balance at                                            Balance
                                Beginning   Additions                 Translation       at End
                                of Period    at Cost   Retirements    Adjustments    of Period

        1993
        ____

        Land                      $   250   $ 1,500 (1)    $     --        $    (5)    $  1,745
        Buildings and
         improvements              11,152    13,395 (1)         (54)          (186)      24,307
        Test equipment, fixtures
         and field spares          53,694     3,680         (13,333)          (858)      43,183
        Machinery and equipment    33,129     3,803          (1,105)          (437)      35,390
                                  _______    ______         ________      _________     _______
                                  $98,225   $22,378        $(14,492)       $(1,486)    $104,625
                                  _______   _______        ________        _______     ________

        1992
        ____
        Land                      $   250   $    --        $     --        $    --     $    250
        Buildings and
         improvements              10,970       173              (2)            11       11,152
        Test equipment, fixtures
         and field spares          51,637     4,254          (2,183)           (14)      53,694
        Machinery and equipment    30,906     2,730            (372)          (135)      33,129
                                  _______   _______        ________        _______     ________
                                  $93,763   $ 7,157        $ (2,557)       $  (138)    $ 98,225
                                  _______   _______        ________        _______     ________
        1991
        ____
        Land                      $   765   $    --        $   (515)       $    --     $    250
        Buildings and
         improvements              12,345       463          (1,794)           (42)      10,970
        Test equipment, fixtures
         and field spares          54,465     3,823          (6,380)          (271)      51,637
        Machinery and equipment    30,322     2,534          (1,849)          (101)      30,906
                                  _______   _______        ________        _______     ________
                                  $97,897   $ 6,820        $(10,538)       $  (416)    $ 93,763
                                  _______   _______        ________        _______     ________


	             (1) Includes the purchase of the Company's principal manufacturing facility and corporate headquarters in September 1993 for $14,473, which was partially financed by mortgages in the amount of $11,925.

                                              F-3

        [TEXT]