Form 10-Q
period 1993-12-31
GENERAL DATACOMM INDUSTRIES INC
filed 1994-02-11
CIK 40518

                 SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                             FORM 10-Q

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1993

                               OR

             TRANSITION REPORT PURSUANT TO SECTION 13 or
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 1-8086

                GENERAL DATACOMM INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                  06-0853856
        (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

        Middlebury, Connecticut              06762-1299
        (Address of principal executive offices)  (Zip Code)

        Registrant's phone number, including area code:  (203) 574-1118

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X     No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                        Number of Shares Outstanding
        Title of Each Class                 at December 31, 1993

        Common Stock, $.10 par value             14,539,373
        Class B Stock, $.10 par value             2,462,114



                        Total Number of Pages
                        in This Document is 14.

                 GENERAL DATACOMM INDUSTRIES, INC.
                         AND SUBSIDIARIES


                              INDEX

                                                      Page No.

        Part I.  Financial Information

        Consolidated Balance Sheets -
          December 31, 1993 and September 30, 1993         3

        Consolidated Statements of Income and
          Earnings Reinvested - For the Three
          Months ended December 31, 1993 and 1992          4

        Consolidated Statements of Cash Flows -
          For the Three Months Ended
          December 31, 1993 and 1992                       5

        Notes to Consolidated Financial Statements         6

        Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                    9

        Part II.  Other Information

        Item 6.  Exhibits and Reports on Form 8-K         12

                      PART I.  FINANCIAL INFORMATION
                      GENERAL DATACOMM INDUSTRIES, INC.
                               AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In Thousands)

                                                                    December 31,    September 30,
                                                                          1993            1993
                                                                   -------------   -------------
              ASSETS:
              Current assets:
                  Cash and cash equivalents                              $1,805          $2,594
                  Accounts receivable, less allowance
                   for doubtful receivables of $1,608 in December
                   and $1,575 in September                               30,236          35,654
                  Inventories                                            37,681          34,522
                  Other current assets                                    6,303           6,711
                                                                         ------          ------
              Total current assets                                       76,025          79,481
                                                                         ------          ------
              Property, plant and equipment:
                  Land                                                    1,747           1,745
                  Buildings and improvements                             24,688          24,307
                  Test equipment, fixtures and field spares              43,506          43,183
                  Machinery and equipment                                35,782          35,390
                                                                         ------          ------
                                                                        105,723         104,625
                  Less: accumulated depreciation and amortization        67,152          67,384
                                                                         ------          ------
                                                                         38,571          37,241
              Capitalized software development costs, net
                of accumulated amortization of $12,782 in
                December and $10,582 in September                        20,633          19,333
              Other assets                                               12,959           5,621
                                                                       --------        --------
                                                                       $148,188        $141,676
             LIABILITIES AND STOCKHOLDERS' EQUITY:                     ========        ========
              Current liabilities:
                  Current portion of long-term debt                      $3,708          $3,489
                  Accounts payable, trade                                10,531          10,563
                  Accrued payroll and payroll-related costs               6,105           6,962
                  Deferred income                                         5,569           5,672
                  Other current liabilities                              14,769          14,550
                                                                         ------          ------
              Total current liabilities                                  40,682          41,236
                                                                         ------          ------
              Long-term debt, less current portion                       36,028          28,402
              Other liabilities                                           4,564           4,958
                                                                         ------          ------
              Total liabilities                                          81,274          74,596
                                                                         ------          ------
              Minority interest in consolidated subsidiary                   51              52
              Stockholders' equity:                                      ------          ------
                  Capital stock, par value $.10 per share, issued:
                   17,001,487 shares in December and 16,980,581
                   shares in September                                    1,700           1,698
                  Capital in excess of par value                         50,718          50,064
                  Earnings reinvested                                    21,812          23,805
                  Cumulative foreign currency translation adjustment     (1,163)         (1,077)
                  Common stock held in treasury, at cost:
                   898,911 shares in December and 1,082,058 shares
                   in September                                          (6,204)         (7,462)
                                                                         ------          ------
              Total stockholders' equity                                 66,863          67,028
                                                                       --------        --------
                                                                       $148,188        $141,676
                                                                       ========        ========
                                                      -3-

[TEXT]
                               GENERAL DATACOMM INDUSTRIES, INC.
                                    AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS REINVESTED
                                       (Unaudited)
                            (In Thousands, Except Per Share Data)

                                                               Three Months Ended
                                                                 December 31,
                                                              ------------------
                                                                1993       1992
                                                              -------    -------
               Revenues
               Net product sales                              $37,977    $44,387
               Service revenue                                  8,254      8,212
               Lease revenue                                    1,819      1,673
                                                               ------     ------
                                                               48,050     54,272
             Costs and expenses
               Cost of product sales                           17,327     21,004
               Amortization of capitalized
                software development costs                      2,200      2,100
               Cost of services                                 5,488      5,725
               Cost of lease revenue                              229        227
               Selling, general and administrative             19,368     17,993
               Research and product development                 4,289      4,910
                                                               ------     ------
                                                               48,901     51,959
                                                               ------     ------
             Operating income (loss)                             (851)     2,313
                                                               ------     ------
             Other income (expense)
               Interest                                          (895)      (510)
               Other, net                                          16       (138)
                                                               ------     ------
                                                                 (879)      (648)
                                                               ------     ------
             Income (loss) before income taxes, minority
               interest and cumulative effect of
               accounting change                               (1,730)     1,665

             Income tax provision                                 145        150

             Minority interest in consolidated subsidiary           1        (36)
                                                               ------     ------
             Income (loss) before cumulative effect
               of accounting change                            (1,876)     1,551

             Cumulative effect of change in accounting
               for post-retirement benefits                      (117)         -
                                                               ------     ------
             Net income (loss)                                ($1,993)    $1,551

             Earnings reinvested at beginning of period        23,805     17,689
                                                               ------     ------
             Earnings reinvested at end of period             $21,812    $19,240
                                                               ======     ======
             Earnings (loss) per share:
               Income (loss) before cumulative effect
                 of accounting change                          ($0.11)     $0.10
               Cumulative effect of change in accounting
                 for post-retirement benefits                   (0.01)         -
                                                               ------     ------
                                                               ($0.12)     $0.10
                                                               ======     ======
             Average number of common and common
                equivalent shares outstanding                  15,978     15,719
                                                    -4-

[TEXT]
                    GENERAL DATACOMM INDUSTRIES, INC.
                          AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands)
                            (Unaudited)

                                                                      Increase (Decrease) in Cash
                                                                         and Cash Equivalents
                                                                    -------------------------------
                                                                      Three Fiscal Months Ended
                                                                    December 31,       December 31,
                                                                       1993               1992
                                                                    ------------       ------------
             Cash flows from operating activities:
               Net income (loss) before cumulative effect
                 of accounting change                                 ($1,876)            $1,551
               Adjustments to reconcile net income (loss) to net
                 cash provided by operating activities:
                   Depreciation and amortization                        4,649              4,391
                   Deferred income amortization                             -               (354)
                   Decrease in accounts receivable                      5,796              1,856
                   (Increase) decrease in inventories                  (2,283)             1,637
                   (Decrease) in accounts payable
                    and accrued expenses                               (1,727)            (4,223)
                   Decrease in other net current assets                   630                142
                   (Increase) in other net long-term assets              (613)              (449)
                                                                      -------            -------
             Net cash provided by operating activities                  4,576              4,551
                                                                      -------            -------
             Cash flows from investing activities:
               Acquisition of property, plant & equipment              (2,361)            (1,889)
               Capitalized software development costs                  (3,500)            (2,350)
               Purchase of companies acquired-1)                       (5,847)               (24)
                                                                      -------            -------
             Net cash (used for) investing activities                 (11,708)            (4,263)
                                                                      -------            -------
             Cash flows from financing activities:
               Revolver borrowings, net                                 6,800              1,085
               Proceeds from notes payable                              1,383                707
               Principal payments on notes and mortgages                 (986)              (771)
               Proceeds from issuing common stock-1)                       57                 17
               Payments of escrow deposits                               (889)              (250)
                                                                      -------            -------
             Net cash provided by financing activities                  6,365                788
                                                                      -------            -------
             Effect of exchange rates on cash                             (22)              (242)
                                                                      -------            -------
             Net increase (decrease) in cash and cash equivalents        (789)               834

             Cash and cash equivalents at beginning of period-2)        2,594              2,018
                                                                      -------            -------
             Cash and cash equivalents at end of period-2)             $1,805             $2,852
                                                                      =======            =======

             (1 - Excluded from the fiscal 1994 Consolidated Statement of Cash Flow is the acquisition of a company financed in part by the issuance of common stock in the amount of $1,846.

             (2 - The Corporation considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

             The accompanying notes are an integral part of these consolidated financial statements.

[TEXT]

                 GENERAL DATACOMM INDUSTRIES, INC.
                         AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


        NOTE 1.  BASIS OF PRESENTATION

        In   the   opinion   of   management,   the   accompanying   unaudited
        consolidated financial statements contain all adjustments necessary to fairly present the financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation") as of December 31, 1993, the results of operations for the three months ended December 31, 1993 and 1992, and the cash flows for the three months ended December 31, 1993 and 1992. Such adjustments are generally of a normal recurring nature, but include adjustments to reduce certain expense accruals and asset reserves to appropriate levels.

        The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K for the year ended September 30, 1993.

        Certain   reclassifications  were  made  to  the  prior  year's
        financial statements to conform to the current year's presentation.

        NOTE 2.  BUSINESS ACQUISITION

        Effective November 24, 1993, the Corporation acquired Netcomm Limited, a leader in Asynchronous Transfer Mode (ATM) technology, located in England. Under the terms of the acquisition, the Corporation issued 184,647 shares of common stock valued at $1.8 million and committed to pay cash of $5.5 million in return for all the outstanding common stock of Netcomm. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the Corporation's consolidated financial statements commencing on November 24, 1993. Approximately $6.5 million of the purchase price was allocated to goodwill, which is being amortized on a straight-line basis over fifteen years.

        NOTE 3.   INVENTORIES

        Inventories consist of (in thousands):

                          December 31, 1993           September 30, 1993

             Raw materials          $17,107                 $13,024
             Work-in-process          4,947                   5,033
             Finished goods          15,627                  16,465
                                    _______                 _______
             Total                  $37,681                 $34,522
                                    _______                 _______

[TEXT]

                 GENERAL DATACOMM INDUSTRIES, INC.
                         AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


        NOTE 4.   LONG-TERM DEBT

             Long-term debt consists of the following (in thousands):

                                      December 31, 1993    September 30, 1993
                  Revolving credit loan      $  7,250              $    450
                  Notes payable                19,116                18,283
                  Mortgages payable            12,110                11,825
                  Capital lease obligations     1,260                 1,333
                                             ________              ________
                                               39,736                31,891
                  Less:  current portion        3,708                 3,489
                                             ________              ________
                                              $36,028               $28,402
                                             ________              ________

[TEXT]

        Revolving Credit Loan

        On November 30, 1993, the Corporation entered into a new agreement with The Bank of New York to provide a revolving credit facility maturing on November 30, 1996 in the amount of $25,000,000. The agreement provides for interest on outstanding borrowings to be charged at 2.625% over selected LIBOR terms ranging from one month to six months, or at the Corporation's election, at .75% over the prime rate (on December 31, 1993, one-month LIBOR was 3.25% and the prime rate was 6.0%).

        The increase in the revolving credit loan balance in the quarter is principally due to the $5.0 million cash portion of the acquisition cost of Netcomm Limited (see Note 2).

        Notes Payable

        Notes Payable includes $9,975,000, payable to an insurance company, that matures on March 2, 1994 but may be extended at the Corporation's option to January 2, 1995. Escrow deposits in the total amount of $1,750,000 have been made to offset the balance due at maturity. As it is the Corporation's intention to refinance this net obligation on a long-term basis, the note was classified as long-term debt at December 31, 1993.

                 GENERAL DATACOMM INDUSTRIES, INC.
                         AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


        NOTE 5.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW
                 INFORMATION

                                           Three months ended December 31,
                                                1993           1992
                  (in thousands)
                  Cash paid (received) during
                  the period for:
                  Interest                     $626           $370
                  Income taxes, net            (269)           100

[TEXT]

        NOTE 6.  ADOPTION OF FINANCIAL ACCOUNTING STANDARDS
                   NO. 106

        Effective October 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions," requiring the use of an accrual method of accounting for post-retirement health care benefits. The cumulative effect of adoption was a charge to income of $117,000, or $(.01) per share.
        The increase in annual expense for retiree health care is immaterial.


        NOTE 7.  ADOPTION OF FINANCIAL ACCOUNTING STANDARDS
                 NO. 109

        Effective October 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

        Previously, the Corporation used the FAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. The cumulative effect of adoption was not material.

                 GENERAL DATACOMM INDUSTRIES, INC.
                         AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

        GENERAL DISCUSSION

        The Corporation reported a net loss of ($1,993,000), or ($.12) per share, in the three-month period ended December 31, 1993, as compared to net income of $1,551,000, or $.10 per share, in the prior fiscal year. The Corporation's first quarter financial results were negatively impacted by a significant decline in product revenue combined with higher investments in international selling organizations and in engineering costs for new products.
        Despite this disappointing performance, the Corporation generated positive cash flow of $4,576,000 from operations.

        The Corporation believes it is strategically positioned to benefit from emerging telecommunications technologies and from a growing domestic economy. The acquisition of Netcomm Limited, a leader in Asynchronous Transfer Mode (ATM) technology, in November 1993 has placed the Corporation in a key market position as networks on  a
        worldwide   basis   are   poised   to   migrate   to   faster
        and   more sophisticated technologies.

        RESULTS OF OPERATIONS

        Total revenues for the quarter ended December 31, 1993 decreased by $6,222,000 to $48,050,000, an 11.5% decline from the same period one year ago, primarily due to lower product shipments. A combination of lower product sales to end-user customers and to telephone companies, principally located in North America, accounted for the decline. An anticipated fall off in traditional analog modem shipments were not offset by shipments of new products and digital products. In some cases, new products are under evaluation in customer sites and may result in future sales.

        Total gross margins for the quarter ended December 31, 1993 rose to 47.5% from 46.5% in the corresponding period in fiscal 1993.
        Without amortization of capitalized software, gross margins for the quarter ended December 31, 1993 improved to 52.0% from 50.3% Increases in the period were a result of productivity improvements in the manufacturing and service operations.

        Selling, general and administrative expenses in the first quarter of fiscal 1994 rose $1,375,000, or 7.6%, primarily due to strategic investments in international operations. The growth in selling, general and administrative expenses, combined with the decline in revenues, resulted in such expenses rising to 40.3% of fiscal 1994 revenue from 33.2% of fiscal 1993 revenue.

        Gross engineering, research and product development expenditures for the quarter ended December 31, 1993 rose to $7,789,000 from $7,260,000, an increase of 7.3% from the same period one year ago. As a percentage of total revenue, gross research and development spending rose to 16.2% of fiscal 1994 revenue from 13.4% of fiscal 1993 revenue. The increase in research and development spending, including the effect of additions to engineering headcount, was related to the development of new products scheduled for future release.

                 GENERAL DATACOMM INDUSTRIES, INC.
                         AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


        Interest expense in the quarter ended December 31, 1993 rose $385,000, or 75.5%, from the comparable period one year ago, reflecting an increase in the Corporation's level of borrowings which was largely attributable to the acquisition of Netcomm Limited.

        The Corporation adopted Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," as of October 1, 1993. The cumulative effect of the accounting change was $117,000, or $.01 per share. The
        Corporation also adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes," as of October 1, 1993, the effect of which was not material.

        LIQUIDITY AND CAPITAL RESOURCES

        Cash balances, excluding escrow security deposits, decreased $789,000 in the three-month period ended December 31, 1993.
        During this same period, escrow security deposits increased by $889,000 to a total of $2,389,000. Total debt increased by $7,845,000 to $39,736,000. Of this increase, $5,000,000 is related directly to acquisition of Netcomm Limited.

        The Corporation believes that the amount of cash to be generated from operations and available financing under its revolving credit loan will be sufficient to meet its cash requirements. A note payable of $9,975,000, due no later than January 2, 1995 and against which
        there   are   cumulative  cash  escrow  deposits  of   $1,750,000,   is
        expected to be refinanced prior to its maturity.

        OPERATIONS

        During the three months ended December 31, 1993, the Corporation satisfied its financing requirements by generating cash of $4,576,000
        from   operating   activities,   including   the    favorable
        impact of accelerated collection of accounts receivable. This compares to cash provided by operating activities of $4,551,000 in the prior year's three-month period.

        Offsetting these favorable operating cash flows was an increase in inventories of $2,283,000 and a decrease in accounts payable and accrued expenses of $1,727,000 due to the timing of payrolls and to the cost of carrying a vacant facility.

                 GENERAL DATACOMM INDUSTRIES, INC.
                                 AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


        INVESTING

        Investments in capitalized software development rose 48.9% to $3,500,000 from $2,350,000 in the prior year. Spending on property, plant and equipment for the fiscal 1994 period increased $472,000 to $2,361,000 from $1,889,000 in the prior year's period, principally for equipment to improve manufacturing and engineering processes.

        On November 24, 1993, the Corporation acquired all of the outstanding stock of Netcomm Limited for a cash commitment of $5.5 million and the issuance of 184,647 shares of common stock valued at $1.8 million. The cash payment was financed through the Corporation's revolving credit agreement.

        Working capital decreased to $35,343,000 as compared to $38,245,000 at September 30, 1993, largely due to the accelerated collection of accounts receivable used to repay the long-term revolving credit loan. The Corporation's current ratio is 1.9:1 at both December 31, 1993 and September 30, 1993.

                         GENERAL DATACOMM INDUSTRIES, INC.
                                   AND SUBSIDIARIES



        Part II.  Other Information

        Item 6.  Exhibits and Reports on Form 8-K

             (a)   Index of Exhibits

             11. Calculation of Earnings Per Share for the three-month periods ended December 31, 1993 and 1992.

             28.1 Amendment to Letter Agreement with Aetna Life
                  Insurance Company.

             (b)   Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter for which this report is filed.




                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  GENERAL DATACOMM INDUSTRIES, INC.
                             (Registrant)



                       ______________________________________
                       William S. Lawrence
                       Vice President and Chief Financial Officer




        Dated:  February 14, 1994