Form 10-Q
period 1994-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 1994-05-13
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

         X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 1994

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
       (State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation or organization)

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

                                 Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Number of Shares Outstanding
                Title of Each Class             at March 31, 1994

        Common Stock, $.10 par value               13,924,636
        Class B Stock, $.10 par value               2,371,038

                                Total Number of Pages
                                in This Document is 21.
<PAGE 2>

                          GENERAL DATACOMM INDUSTRIES, INC.
                                   AND SUBSIDIARIES


                                        INDEX

                                                          Page No.

        Part I.  Financial Information

             Consolidated Balance Sheets -
               March 31, 1994 and September 30, 1993              3

             Consolidated Statements of Income and
               Earnings Reinvested - For the Three and Six
               Months ended March 31, 1994 and 1993               4

             Consolidated Statements of Cash Flows -
               For the Six Months Ended March 31, 1994 and 1993   5

             Notes to Consolidated Financial Statements           6

             Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                      9

        Part II.  Other Information

             Item 4.  Submission of Matters to a Vote of
                      Security Holders                           13

             Item 6.  Exhibits and Reports on Form 8-K           13


                                        - 2 -

<PAGE 3>



                 PART I.  FINANCIAL INFORMATION
                GENERAL DATACOMM INDUSTRIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                          (Unaudited)
                        (In Thousands)


                                                                          March 31,      September 30,
                                                                             1994           1993
                                                                           ------        --------
                ASSETS:
                 Current assets:
                     Cash and cash equivalents                              $2,406          $2,594
                     Accounts receivable, less allowance
                      for doubtful receivables of $1,527 in March
                      and $1,575 in September                               33,336          35,654
                     Inventories                                            40,889          34,522
                     Other current assets                                    8,759           6,711
                                                                            ------          ------
                 Total current assets                                       85,390          79,481
                                                                            ------          ------
                 Property, plant and equipment:
                     Land                                                    1,745           1,745
                     Buildings and improvements                             24,841          24,307
                     Test equipment, fixtures and field spares              44,153          43,183
                     Machinery and equipment                                36,708          35,390
                                                                            ------          ------
                                                                           107,447         104,625
                     Less: accumulated depreciation and amortization        68,675          67,384
                                                                            ------          ------
                                                                            38,772          37,241
                 Capitalized software development costs, net
                   of accumulated amortization of $10,275 in
                   March and $10,582 in September                           21,533          19,333
                 Other assets                                               11,262           5,621
                                                                          --------        --------
                                                                          $156,957        $141,676
                LIABILITIES AND STOCKHOLDERS' EQUITY:                     ========        ========
                 Current liabilities:
                     Current portion of long-term debt-1)                  $13,764          $3,489
                     Accounts payable, trade                                 9,591          10,563
                     Accrued payroll and payroll-related costs               5,484           6,962
                     Deferred income                                         7,311           5,672
                     Other current liabilities                              13,572          14,550
                                                                            ------          ------
                 Total current liabilities                                  49,722          41,236
                                                                            ------          ------
                 Long-term debt, less current portion                       36,909          28,402
                 Other liabilities                                           3,421           4,958
                                                                            ------          ------
                 Total liabilities                                          90,052          74,596
                                                                            ------          ------
                 Minority interest in consolidated subsidiary                   39              52
                 Stockholders' equity:                                      ------          ------



                     Capital stock, par value $.10 per share, issued:
                      17,196,610 shares in March and 16,980,581
                      shares in September                                    1,720           1,698
                     Capital in excess of par value                         51,957          50,064
                     Earnings reinvested                                    21,002          23,805
                     Cumulative foreign currency translation adjustment     (1,579)         (1,077)
                     Common stock held in treasury, at cost:
                      900,936 shares in March and 1,082,058 shares
                      in September                                          (6,234)         (7,462)
                                                                            ------          ------
                 Total stockholders' equity                                 66,866          67,028
                                                                          --------        --------
                                                                          $156,957        $141,676
                                                                          ========        ========

        (1 - Refer to Note 4 "Long-Term Debt" for subsequent event.

        The accompanying notes are an integral part of these consolidated financial state-
        ments.
                                                        -3-

[TEXT]

                             GENERAL DATACOMM INDUSTRIES, INC.
                                     AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS REINVESTED
                                        (Unaudited)
                   (In Thousands, Except Per Share Data)

                                                                  Three Months Ended     Six Months Ended
                                                                          March 31,             March 31,
                                                                  ------------          ------------
                                                                   1994       1993       1994       1993
                                                                  -----      -----      -----      -----
                Revenues
                  Net product sales                              $38,177    $43,799    $76,154    $88,186
                  Service revenue                                  8,282      8,453     16,536     16,665
                  Lease revenue                                    1,573      2,043      3,392      3,716
                                                                  -----      -----      -----      -----
                                                                  48,032     54,295     96,082    108,567
                Costs and expenses
                  Cost of product sales                           17,242     20,574     34,569     41,578
                  Amortization of capitalized
                   software development costs                      2,300      2,200      4,500      4,300
                  Cost of services                                 5,463      5,619     10,951     11,344
                  Cost of lease revenue                              225        296        454        523
                  Selling, general and administrative             19,512     17,827     38,880     35,820
                  Research and product development                 4,892      5,055      9,181      9,965
                                                                  -----      -----      -----      -----
                                                                  49,634     51,571     98,535    103,530
                                                                  -----      -----      -----      -----
                Operating income (loss)                           (1,602)     2,724     (2,453)     5,037
                                                                  -----      -----      -----      -----
                Other income (expense)
                  Interest                                          (893)      (496)     (1,788)   (1,006)
                  Other, net                                          86        101        102        (37)
                                                                  -----      -----      -----      -----
                                                                    (807)      (395)    (1,686)    (1,043)
                                                                  -----      -----      -----      -----
                Income (loss) before income taxes, minority
                  interest and cumulative effect of
                  accounting change                               (2,409)     2,329     (4,139)     3,994

                Income tax provision (benefit)                    (1,590)       369     (1,445)       519

                Minority interest in consolidated subsidiary          (9)        42         (8)         6
                                                                  -----      -----      -----      -----
                Income (loss) before cumulative effect
                  of accounting change                              (810)     1,918     (2,686)     3,469

                Cumulative effect of change in accounting
                  for post-retirement benefits                         -          -       (117)         -
                                                                  -----      -----      -----      -----
                Net income (loss)                                  (810)     1,918     (2,803)     3,469

                Earnings reinvested at beginning of period        21,812     19,240     23,805     17,689
                                                                  -----      -----      -----      -----
                Earnings reinvested at end of period             $21,002    $21,158    $21,002    $21,158
                                                                   =====      =====      =====      =====
                Earnings (loss) per share:
                  Income (loss) before cumulative effect
                    of accounting change                          ($0.05)     $0.11     ($0.16)     $0.21
                  Cumulative effect of change in accounting
                    for post-retirement benefits                       -          -      (0.01)         -
                                                                  -----      -----      -----      -----
                Earnings (loss) per share                         ($0.05)     $0.11     ($0.17)     $0.21
                                                                   =====      =====      =====      =====
                Average number of common and common

                   equivalent shares outstanding                  16,186     16,792     16,081     16,330
                                                                   =====      =====      =====      =====

                The accompanying notes are an integral part of these consolidated financial statements.

[TEXT]                                                      -4-

                     GENERAL DATACOMM INDUSTRIES, INC.
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In Thousands)

                                                                       Increase (Decrease) in Cash
                                                                            and Cash Equivalents
                                                                       ----------------
                                                                             Six Months Ended

                                                                        March 31,    March 31,
                                                                         1994         1993
                                                                          -----        -----
                Cash flows from operating activities:
                  Net income (loss) before cumulative effect
                    of accounting change                                ($2,686)      $3,469
                  Adjustments to reconcile net income (loss) to net
                    cash provided by operating activities:
                      Depreciation and amortization                       9,437        8,694
                      Deferred income amortization                            -         (705)
                      (Increase) decrease in accounts receivable          2,534       (2,290)
                      (Increase) decrease in inventories                 (5,576)       3,899
                      (Decrease) in accounts payable
                       and accrued expenses                              (4,216)      (2,480)
                      Decrease in other net current assets                1,634        2,255
                      (Increase) in other net long-term assets           (2,009)      (1,492)
                                                                        -------      -------
                Net cash provided (used) by operating activities           (882)      11,350
                                                                        -------      -------
                Cash flows from investing activities:
                  Acquisition of property, plant & equipment             (4,619)      (3,719)
                  Capitalized software development costs                 (6,700)      (4,850)
                  Purchase of companies acquired-1)                      (5,852)         (24)

                                                                        -------      -------
                Net cash (used for) investing activities                (17,171)      (8,593)
                                                                        -------      -------
                Cash flows provided (used) by financing activities:
                  Revolver borrowings, net                               17,850       (3,654)
                  Proceeds from notes payable                             2,278        1,792
                  Principal payments on notes and mortgages              (1,991)      (1,503)
                  Proceeds from issuing common stock-1)                   1,286        1,194
                  Payments of escrow deposits                            (1,484)        (500)
                                                                        -------      -------
                Net cash provided (used) by financing activities         17,939       (2,671)
                                                                        -------      -------
                Effect of exchange rates on cash                            (74)        (234)
                                                                        -------      -------
                Net (decrease) in cash and cash equivalents                (188)        (148)

                Cash and cash equivalents at beginning of period-2)       2,594        2,018

                                                                        -------      -------
                Cash and cash equivalents at end of period-2)            $2,406       $1,870
                                                                        =======      =======

                (1 - Excluded from the fiscal 1994 Consolidated Statement of Cash Flow is the issuance of common stock in the amount of $1,846 related to the acquisition of a company.

                (2 - The Corporation considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                The accompanying notes are an integral part of these consolidated financial statements.

[TEXT]
                                               -5-

                         GENERAL DATACOMM INDUSTRIES, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


 NOTE 1.   BASIS OF PRESENTATION

 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation") as of March 31, 1994, the results of operations for the three and six months ended March 31, the cash flows for the six months ended March 31, 1994 and 1993. Such adjustments are generally of a normal recurring nature, but include adjustments to reduce certain expense accruals and asset reserves to appropriate levels.

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

 NOTE 3.   INVENTORIES

                  Inventories consist of (in thousands):

                                March 31, 1994          September 30, 1993
                  Raw materials         $18,926                  $13,024
                  Work-in-process         5,285                    5,033
                  Finished goods         16,678                   16,465

                  Total                 $40,889                  $34,522

[TEXT]
                                        - 6 -

                          GENERAL DATACOMM INDUSTRIES, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


 NOTE 4.   LONG-TERM DEBT

           Long-term debt consists of the following (in thousands):

                                    March 31, 1994   September 30, 1993
           Revolving credit loan        $ 18,300       $     450
           Notes payable                  19,191          18,283
           Mortgages payable              11,998          11,825
           Capital lease obligations       1,184           1,333
                                          50,673          31,891

           Less:  current portion         13,764           3,489
                                        $ 36,909         $28,402

[TEXT]
           Revolving Credit Loan

           On November 30, 1993, the Corporation entered into a new agreement with The Bank of New York, as lender and agent for other institutions that become lenders, to provide a revolving credit facility maturing on November 30, 1996 in the amount of $25,000,000. The agreement provides for interest on outstanding borrowings to be charged at 2.625% over selected LIBOR terms ranging from one month to six months, or at the Corporation's election, at .75% over the prime rate (on 1994, one-month LIBOR was 3.56% and the prime rate was 6.25%).

           For discussion of the increase in the revolving credit loan balance in the current fiscal year, see Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this document.

           Notes Payable - Subsequent Event

           On May 5, 1994, the Corporation received and, thereafter, accepted a commitment from The Bank of New York as agent to refinance, subject to the satisfaction of certain conditions, $8,000,000 of a current note payable, on a long-term basis. Quarterly principal payments of $250,000, $375,000 and $500,000 are required in the first, second and third (partial) years, respectively, with the final payment due November 30, 1996. Interest is payable either at 3.25% over selected LIBOR terms or at 1.25% over the prime rate, at the Corporation's election.

                         GENERAL DATACOMM INDUSTRIES, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


   NOTE 5.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                            Six months ended March 31,
                                                1994          1993
             (in thousands)
             Cash paid (received) during the
             period for:
             Interest                          $1,276          $710
             Income taxes, net                 $  (30)         $232

[TEXT]

   NOTE 6.   INCOME TAXES

             In the quarter ended March 31, 1994, the Corporation recorded a net income tax benefit of $1,590,000, comprised of tax provisions for state and foreign income taxes of $110,000, offset by an income tax benefit of $1,700,000 resulting from the settlement of a foreign tax issue.

   NOTE 7.   ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 106

             Effective October 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions," requiring the use of an accrual method of accounting for post-retirement health care benefits. The cumulative effect of adoption was a charge of $117,000, or $(.01) per share. The increase in annual expense for retiree
	            health care is immaterial.

   NOTE 8.   ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 109

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

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

 GENERAL DISCUSSION

 The Corporation recorded a net loss of ($2,803,000), or ($.17) per share, in the six-month period ended March 31, 1994, as compared to net income of $3,469,000, or $.21 per share, in the prior fiscal year. The financial results for fiscal 1994 continue to be negatively impacted by a decline in product revenue combined with higher investments in international selling organizations and product development costs, particularly in Asynchronous Transfer Mode (ATM) technology. Operating losses combined with a growth in new product inventory levels contributed to negative operating cash flow in the six-month period of fiscal 1994.

 Despite these disappointing results, the Corporation believes it is strategically positioned to benefit from a growing demand for communication products. In particular, the acquisition of Netcomm Limited, a leader in ATM technology, earlier this fiscal year has positioned the Corporation to capitalize on increasing demand for this new sophisticated networking technology.

 RESULTS OF OPERATIONS

 Total revenues for the quarter ended March 31, 1994 decreased by $6,263,000 to $48,032,000, an 11.5% decline from the same period one year ago, primarily due to lower product shipments and a related decline in service and leasing revenues. These declines in North American markets occurred as the Corporation's products are in a period of transition. New products, such as ATM and high-speed analog (V.fast), and state-of-the-art digital products are gaining sales momentum but were not a the anticipated reduction in traditional analog modem shipments. New products have been shipped to customer sites for evaluation and may result in future sales. Similarly, total revenues for the six months ended March 31, 1994 decreased by $12,485,000, or 11.5%, as compared to the corresponding period of fiscal 1993.

 Gross margins improved from 47.2% to 47.5% in the March quarter comparison and from 46.8% to 47.5% in the six-month comparison. Improvements in both periods were a result of continuing productivity improvements in manufacturing and service operations.

 Selling, general and administrative expenses for the three months ended March 31, 1994 rose $1,685,000, or 9.5%, over the comparable prior year's quarter primarily due to strategic investments made in international selling organizations and domestic ATM marketing operations. The growth in selling, general and administrative expenses, combined with the decline in revenues, resulted in such expenses rising to 40.6% of fiscal 1994 revenue from 32.8% of fiscal 1993 revenue. On a six-month basis, selling, general and adminstrative expenses for fiscal 1994 increased $3,060,000, or 8.5%.
                                        - 9 -

                         GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

 The higher spending levels reflected the impact of additions to headcount, especially in international operations and domestic marketing operations, and increased costs associated with the launch of new products. As a percentage of six-month revenue, selling, general and administrative expenses rose to 40.5% of fiscal 1994 revenue as compared to 33.0% of revenue in fiscal 1993.

 Gross engineering, research and product development expenditures for the quarter ended March 31, 1994 rose to $8,092,000 from $7,555,000, an increase of 7.1% from the same period one year ago. As a percentage of total revenue, gross research and development spending rose to 16.8% of fiscal 1994 revenue from 13.9% of fiscal 1993 revenue. The increase in research and development spending, including the effect of additions to engineering headcount, was related to the development of new products for future release with emphasis on the new ATM product line. On a six-month basis, gross engineering, research and product development expenditures increased $1,066,000, or 7.2%, from the same period in fiscal 1993. As a percentage of total revenues, gross research and development spending for the six months of fiscal 1994 was 16.5% as compared to 13.6% in the same period one year ago. Net research and product development expense decreased 3.2% in the three-month and 7.9% in the six-month periods compared to the prior year. This represented 10.2% and 9.6% of sales respectively, compared to 9.3% and 9.2%, respectively, three- and six-month periods.

 Interest expense in the quarter ended March 31, 1994 increased $397,000, or 80%, from the comparable period one year ago. For the six-month period, interest expense increased $782,000, from $1,006,000 in fiscal 1993 to $1,788,000 in fiscal 1994. The higher interest levels reflected an increase in the Corporation's level of borrowings which was attributable to the costs associated with the acquisition of Netcomm Limited and to growth in inventory levels.

 In the quarter ended March 31, 1994, the Corporation recorded an income tax benefit of $1,590,000 as compared to an income tax provision of $369,000 in the same quarter one year ago. The benefit resulted from the resolution of a foreign tax issue in the amount of $1,700,000. On a six-month basis, the income tax benefit of $1,445,000 in fiscal 1994 compared to an income tax provision of $519,000 in fiscal 1993.

 The Corporation adopted Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," as of October 1, 1993. The cumulative effect of the accounting change in fiscal 1994 was $117,000, or $.01 per share. The Corporation also adopted Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of October 1, 1993, the effect of which was not material.

                         GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

 LIQUIDITY AND CAPITAL RESOURCES

 Cash balances, excluding escrow security deposits, decreased $188,000 in the six-month period ended March 31, 1994. During this same period, escrow security deposits increased by $1,484,000 to a total of $2,984,000. Total debt increased by $18,782,000 to $50,673,000. Of this increase, $5,000,000 is related directly to the acquisition of Netcomm Limited.

 The Corporation believes that available financing under its revolving credit loan combined with cash to be generated from operations will be sufficient to meet its cash requirements. The Corporation is, however, exploring alternative funding sources in the event that cash requirements to sponsor new product developments and introductions out-pace operating cash receipts. Subsequent to March 31, 1994, the Corporation received and accepted a commitment from The Bank of New York to refinance $8,000,000 of a note payable, previously maturing January 2, 1995, on a long-term basis.

 OPERATIONS

 During the six months ended March 31, 1994, the Corporation's operating activities resulted in a net use of cash of $882,000. Contributing to this operating cash outflow were a net loss of ($2,803,000), an increase in new product inventories of $5,576,000, a decrease in accounts payable and accrued expenses of $4,216,000 due to, among other items, the timing of payrolls and incentive compensation payments, the cost of carrying a vacant facility and payments made for purchase of inventory parts.

 Offsetting these negative operating cash flows was the favorable impact of accelerated collection of accounts receivable of $2,534,000 and certain costs and expenses (depreciation and amortization) that did not require an outlay of cash in the current fiscal year of $9,437,000.

 INVESTING

 Investments in capitalized software development rose 38.1% to $6,700,000 from $4,850,000 in the prior fiscal year. Spending on property, plant and equipment for the fiscal 1994 period increased $900,000 to $4,619,000 from $3,719,000 in the prior fiscal year's period, principally for equipment to improve manufacturing and engineering processes.

 On November 24, 1993, the Corporation acquired all of the outstanding stock of Netcomm Limited for a cash commitment of $5.5 million and the issuance of 184,627 shares of common stock valued at $1.8 million. The cash payment was financed through the Corporation's revolving credit agreement.

                         GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

 Working capital decreased from $38,245,000 at September 30, 1993, to $35,668,000 at March 31, 1994, primarily due to $8,000,000 in long-term debt moving from a long-term to a current liability category in March. The Corporation has received a commitment letter from a bank to refinance this debt on a long-term basis and is proceeding to conclude this financing. Excluding the effect of this item, working capital otherwise would have shown an increase of $5,423,000 primarily due to increased inventory and accounts receivable levels. The Corporation's current ratio is 1.7:1 at March 31, 1994, as compared to 1.9:1 at September 30, 1993.

                         GENERAL DATACOMM INDUSTRIES, INC.
                                   AND SUBSIDIARIES


                               Part II.  Other Information


   Item 4.    Submission of Matters to a Vote of Security Holders

             On February 3, 1994, at the Annual Meeting of Stockholders of the Corporation, the stockholders voted on the following matters:

             1. Elected one director, Lee M. Paschall, to a term expiring in 1997.

                 Number of votes cast for:   13,557,224
                 Number of votes cast against:  304,484

             2. Approved the proposal to adopt an amendment to the 1991 Stock Option Plan by which an additional 650,000 shares of the Corporation's Common Stock, $.10 par value, were reserved for issuance thereunder.

                 Number of votes cast for:      11,057,532
                 Number of votes cast against:   2,760,860

   Item 6.    Exhibits and Reports on Form 8-K

             (a)   Index of Exhibits

             11. Calculation of Earnings Per Share for the three- and six-month periods ended March 31, 1994 and 1993.

             28.1 Amendment No. 1 to Amended and Restated Revolving Credit
                  and Security Agreement between General DataComm
                  Industries, Inc. et al., and The Bank of New York et al.

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                         GENERAL DATACOMM INDUSTRIES, INC.
                                 AND SUBSIDIARIES



                                      SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            GENERAL DATACOMM INDUSTRIES, INC.
                                       (Registrant)



                           __________________________________________
                              William S. Lawrence
                              Vice President and Principal Financial Officer




        Dated:  May 13, 1994