Form 10-Q
period 1994-06-30
GENERAL DATACOMM INDUSTRIES INC
filed 1994-08-12
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-Q

         X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1994

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

                                 Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Number of Shares Outstanding
                Title of Each Class             at June 30, 1994

        Common Stock, $.10 par value                 15,218,716
        Class B Stock, $.10 par value                 2,349,298

                           Total Number of Pages
                           in This Document is 107.
<PAGE 2>

                          GENERAL DATACOMM INDUSTRIES, INC.
                                   AND SUBSIDIARIES


                                        INDEX

                                                              Page No.

        Part I.  Financial Information

             Consolidated Balance Sheets -
               June 30, 1994 and September 30, 1993               3

             Consolidated Statements of Income and
                Earnings Reinvested - For the Three and Nine
                Months ended June 30, 1994 and 1993               4

             Consolidated Statements of Cash Flows -
               For the Nine Months Ended June 30, 1994 and 1993   5

             Notes to Consolidated Financial Statements           6

             Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                      9

        Part II.  Other Information

             Item 6.  Exhibits and Reports on Form 8-K           13



                                        - 2 -
<PAGE 3>



                 PART I.  FINANCIAL INFORMATION
                GENERAL DATACOMM INDUSTRIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                          (Unaudited)
                        (In Thousands)

                                                       June 30,  September 30,
                                                         1994         1993
                                                         ------    --------
ASSETS:
 Current assets:
   Cash and cash equivalents                              $2,469      $2,594
   Accounts receivable, less allowance
    for doubtful receivables of $1,518 in June
    and $1,575 in September                               39,236      35,654
   Inventories                                            40,674      34,522
   Other current assets                                    6,595       6,711
                                                          ------      ------
 Total current assets                                     88,974      79,481
                                                          ------      ------
 Property, plant and equipment:
   Land                                                    1,758       1,745
   Buildings and improvements                             25,841      24,307
   Test equipment, fixtures and field spares              45,540      43,183
   Machinery and equipment                                37,486      35,390
                                                          ------      ------
                                                         110,625     104,625
   Less: accumulated depreciation and amortization        70,853      67,384
                                                          ------      ------
                                                          39,772      37,241
   Capitalized software development costs, net
    of accumulated amortization of $12,538 in
    June and $10,582 in September                         22,333      19,333
   Other assets                                           11,975       5,621
                                                         --------    -------
                                                        $163,054    $141,676
LIABILITIES AND STOCKHOLDERS' EQUITY:                    ========   ========
 Current liabilities:
   Current portion of long-term debt                    $  4,952      $3,489
   Accounts payable, trade                                15,758      10,563
   Accrued payroll and payroll-related costs               5,860       6,962
   Deferred income                                         6,640       5,672
   Other current liabilities                              13,397      14,550
                                                          ------      ------
   Total current liabilities                              46,607      41,236
                                                          ------      ------
   Long-term debt, less current portion                   31,888      28,402
   Other liabilities                                       2,903       4,958
                                                          ------      ------
   Total liabilities                                      81,398      74,596
                                                          ------      ------
 Minority interest in consolidated subsidiary                 49          52
 Stockholders' equity:                                    ------      ------
    Capital stock, par value $.10 per share, issued:
      18,464,975 shares in June and 16,980,581
      shares in September                                  1,846       1,698
    Capital in excess of par value                        66,687      50,064
    Earnings reinvested                                   20,500      23,805
    Cumulative foreign currency translation adjustment    (1,220)     (1,077)
    Common stock held in treasury, at cost:
       896,961 shares in June and 1,082,058 shares
       in September                                       (6,206)     (7,462)
                                                          ------      ------
     Total stockholders' equity                           81,607      67,028
                                                         --------   --------
                                                        $163,054    $141,676
                                                         ========   ========

The accompanying notes are an integral part of these consolidated financial statements.
                                            -3-

[TEXT]

                             GENERAL DATACOMM INDUSTRIES, INC.
                                     AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS REINVESTED
                                        (Unaudited)

                          (In Thousands, Except Per Share Data)

                                                Three Months Ended     Nine Months Ended
                                                      June 30,             June 30,
                                                   ------------          ------------
                                                 1994       1993       1994       1993
                                                 -----      -----      -----      -----
Revenues
 Net product sales                              $44,510    $41,335    $120,664    $129,521
 Service revenue                                  8,757      7,905      25,293      24,570
 Lease revenue                                    1,636      2,027       5,028       5,743
                                                  -----      -----      -----      -----
                                                 54,903     51,267     150,985     159,834
Costs and expenses
 Cost of product sales                           20,928     18,441      55,497      60,019
 Amortization of capitalized
  software development costs                      2,400      2,000       6,900       6,300
 Cost of services                                 5,777      5,505      16,728      16,849
 Cost of lease revenue                              235        245         689         768
 Selling, general and administrative             20,078     18,554      58,958      54,374
 Research and product development                 4,910      4,569      14,091      14,534
                                                  -----      -----      -----        -----
                                                 54,328     49,314     152,863     152,844
                                                  -----      -----      -----        -----
Operating income (loss)                             575      1,953      (1,878)      6,990

Other income (expense)
 Interest                                          (985)      (407)     (2,773)     (1,413)
 other, net                                          36        113         138          76
                                                   -----      -----      -----      -----
                                                   (949)      (294)     (2,635)     (1,337)
                                                   -----      -----      -----      -----
Income (loss) before income taxes, minority
 interest and cumulative effect of
 accounting change                                 (374)      1,659     (4,513)      5,653

Income tax provision (benefit)                       122        366     (1,323)        885

Minority interest in consolidated subsidiary           6         10         (2)         16
                                                    -----      -----      -----       -----
Income (loss) before cumulative effect
 of accounting change                              (502)      1,283     (3,188)      4,752

Cumulative effect of change in accounting
 for post-retirement benefits                         -          -        (117)         -
                                                   -----      -----      -----         -----
Net income (loss)                                  (502)      1,283     (3,305)      4,752

Earnings reinvested at beginning of period        21,002     19,240     23,805      17,689
                                                  -----      -----      -----       -----
Earnings reinvested at end of period             $20,500    $20,523    $20,500     $22,441
                                                  =====      =====      =====       =====
Earnings (loss) per share:
 Income (loss) before cumulative effect
  of accounting change                          ($0.03)     $0.07     ($0.19)     $0.28
 Cumulative effect of change in accounting
  for post-retirement benefits                       -          -      (0.01)         -
                                                  -----      -----      -----      -----
Earnings (loss) per share                       ($0.03)     $0.07     ($0.20)     $0.28
                                                  =====      =====      =====      =====
Average number of common and common
  equivalent shares outstanding                  16,790     17,315     16,317     16,747
                                                  =====      =====      =====      =====

The accompanying notes are an integral part of these consolidated financial statements.

[TEXT]                                       -4-

                     GENERAL DATACOMM INDUSTRIES, INC.
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In Thousands)


                                                  Increase (Decrease) in Cash
                                                     and Cash Equivalents
                                                        ----------------
                                                       Nine Months Ended
                                                      June 30,    June 30,
                                                       1994         1993
                                                       -----        -----
Cash flows from operating activities:
  Net income (loss) before cumulative effect
  of accounting change                                ($3,188)     $ 4,752
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                      14,408       12,970
    Deferred income amortization                        -           (1,059)
    (Increase) decrease in accounts receivable         (3,125)       1,502
    (Increase) decrease in inventories                 (5,259)       2,668
    Increase (decrease) in accounts payable
     and accrued expenses                              (2,085)      (4,457)
    Decrease in other net current assets                  907        1,081
    (Increase) decrease in other net long-term assets  (3,370)         810
                                                      -------      -------
Net cash provided by operating activities               2,458       18,267
                                                      -------      -------
Cash flows from investing activities:
 Acquisition of property, plant & equipment            (7,395)      (5,776)
 Capitalized software development costs                (9,900)      (7,549)
 Purchase of companies acquired-1)                     (5,852)         (24)
                                                       -------      -------
Net cash used for investing activities                (23,147)     (13,349)
                                                       -------      -------
Cash flows from financing activities:
 Revolver borrowings, net                               6,550       (5,373)
 Proceeds from notes payable                           10,702        2,639
 Principal payments on notes and mortgages            (10,968)      (2,263)
 Proceeds from issuing common stock-1)                 16,170        1,692
 Payments of escrow deposits                           (1,867)        (750)
                                                       -------      --------
Net cash provided (used) by financing activities       20,587       (4,055)
                                                       -------      -------
Effect of exchange rates on cash                          (23)        (281)
                                                       -------      -------
Net increase (decrease) in cash and cash equivalents     (125)         582

Cash and cash equivalents at beginning of period-2)      2,594       2,018
                                                       -------      ------
Cash and cash equivalents at end of period-2)           $2,469      $2,600
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

[TEXT]
                                        -5-

                         GENERAL DATACOMM INDUSTRIES, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


 NOTE 1.   BASIS OF PRESENTATION

 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation") as of June 30, 1994, the results of operations for the three and nine months ended June 30, 1994 and 1993, and the cash flows for the nine months ended June 30, 1994 and 1993. Such adjustments are generally of a normal recurring nature, and include adjustments to reduce certain expense accruals and asset reserves to appropriate levels.

 The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K for the year ended September 30, 1993 and with Form 10-Q for the quarter ended December 31, 1993.

 Certain reclassifications were made to the prior year's financial statements to conform to the current year's presentation.

 NOTE 2.   BUSINESS ACQUISITION

 Effective November 24, 1993, the Corporation acquired Netcomm Limited, a leader in Asynchronous Transfer Mode (ATM) technology, located in England. Refer to Note 2 in Form 10-Q for the quarter ended
 December 31, 1993.

 NOTE 3.   INVENTORIES

           Inventories consist of (in thousands):

                                     June 30, 1994        September 30, 1993
                  Raw materials         $18,853                  $13,024
                  Work-in-process         5,092                    5,033
                  Finished goods         16,729                   16,465
                                       --------                  -------
                    Total               $40,674                  $34,522
                                       --------                  -------

[TEXT]
                                        - 6 -

                          GENERAL DATACOMM INDUSTRIES, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


 NOTE 4.   LONG-TERM DEBT

           Long-term debt consists of the following (in thousands):

                                      June 30, 1994   September 30, 1993
           Revolving credit loan         $ 7,000         $   450
           Notes payable                  16,823          18,283
           Mortgages payable              11,909          11,825
           Capital lease obligations       1,108           1,333
                                         -------         -------
                                          36,840          31,891
           Less:  current portion          4,952           3,489
                                         -------         -------
                                         $31,888         $28,402
                                         -------         -------

[TEXT]
           Revolving Credit Loan

           On June 1, 1994, the Corporation entered into an amended agreement with The Bank of New York, as lender and agent for other institutions that are also lenders, to provide a revolving credit facility maturing on November 30, 1996 in the amount of $25,000,000. The amended agreement provides for interest on outstanding borrowings to be charged at .75% plus the higher of either (1) the prime rate or (2) the federal funds rate plus 1/2 of 1% (on June 30, 1994, the prime rate was 7.25% and the federal funds rate was 5.96%). Alternately, the Corporation may elect to borrow at 2.625% over LIBOR for terms of 1,2,3 or 6 months (on June 30, 1994, these LIBOR rates ranged from 4.59% to 5.13%).

           Notes Payable

           On June 1, 1994, the Corporation refinanced $8,000,000 of a note payable, previously maturing January 2, 1995, with The Bank of New York. Quarterly principal payments of $250,000, $375,000 and $500,000 are required in the first, second and third (partial) years, respectively, with the final payment due November 30, 1996. Interest is payable either at 3.25% over LIBOR terms of 1, 2, 3 or 6 months or at 1.25% over the prime rate, at the Corporation's election.

                         GENERAL DATACOMM INDUSTRIES, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


   NOTE 5.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                            Nine months ended June 30,
                                                1994          1993

             Cash paid (received) during the
             period for (in thousands):
             Interest                          $2,324          $966
             Income taxes, net                 $   66          $361

[TEXT]

   NOTE 6.   INCOME TAXES

             For the nine-month period ended June 30, 1994, the Corporation recorded a net income tax benefit of $1,323,000, comprised of tax provisions for state and foreign income taxes of $377,000, offset by an income tax benefit of $1,700,000 resulting from the settlement of a foreign tax issue.

   NOTE 7.   ACCOUNTING CHANGES

             Effective October 1, 1993, the Corporation adopted the provisions of Statements of Financial Accounting Standards Nos. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions," and 109, "Accounting for Income Taxes." Refer to Notes 6 and 7 in Form 10-Q for the quarter ended December 31, 1993.

   NOTE 8.   COMMON STOCK OFFERING

             On May 27, 1994, the Corporation completed the sale of 1,250,000 shares of common stock through a private placement offering.
             The sale price was $12.375 per common share for total proceeds of $15,468,750 before expenses. Net proceeds were used to reduce debt and to provide additional working capital.

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

 GENERAL DISCUSSION

 The capture of the positive market momentum for the Corporation's new APEX ATM (Asynchronous Transfer Mode) family of products has required incremental investments in such areas as research and development, production engineering, marketing and inventories. The Corporation also continues to expand its international sales operations. To achieve a greater measure of financial flexibility, in the quarter ended June 30, 1994, the Corporation raised $15.5 million, before expenses, through a private offering of 1,250,000 shares of common stock.

 Revenues for the quarter increased 7.1% on a year-to-year basis and 14.3% on a sequential quarter basis. This growth is attributed to solid performance from the Corporation's APEX ATM products as well as from the core Transport Management System (TMS) and digital access product lines.

 RESULTS OF OPERATIONS

 Total revenues for the quarter ended June 30, 1994 increased by $3,636,000 to $54,903,000, a 7.1% improvement from the same period one year ago, with much of the growth in international markets and a strong performance in the domestic carrier market. New products, such as ATM, high-speed analog (V.fast) and state-of-the-art digital products, have attributed to the increased product revenue but continue to be partially offset by a reduction in traditional analog modem shipments. New products, especially ATM, continue to be shipped to customer sites for evaluation and may result in future sales. However, total revenues for the nine months ended June 30, 1994 decreased by $8,849,000, or 5.5%, as compared to the corresponding period of fiscal 1993, as the improvement in the current quarter did not offset lower sales earlier in the year.

 Gross margins declined from 48.9% to 46.6% in the June quarter comparison. Without amortization of capitalized software, gross margins fell from 52.8% to 50.9% On a nine-month basis, gross margins declined from 47.5% to 47.1%; however, without amortization of capitalized software, gross margins improved from 51.4% to 51.7%. In addition to the effect of higher software amortization, margins in the quarter were also reduced by the effect of foreign currencies and higher volumes of certain core products that carry lower margins.

                     GENERAL DATACOMM INDUSTRIES, INC.
                              AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

 Selling, general and administrative expenses for the three months ended
 June 30, 1994 rose $1,524,000, or 8.2%, over the comparable prior year's quarter principally due to strategic investments made in international selling organizations and domestic ATM marketing operations. Despite the increase in revenues, the growth in selling, general and administrative expenses resulted in such expenses rising to 36.6% of fiscal 1994 revenue from 36.2% of fiscal 1993 revenue. On a nine-month basis, selling, general, and administrative expenses for fiscal 1994 increased $4,584,000, or 8.4%. The higher spending levels reflected the impact of additions to headcount, especially in international operations and domestic marketing operations, and increased costs associated with the launch of new products. As a percentage of nine-month revenue, selling, general and administrative expenses rose to 39.0% of fiscal 1994 revenue as compared to 34.0% of revenue in fiscal 1993.

 Gross engineering, research and product development expenditures for the quarter ended June 30, 1994 rose to $8,111,000 from $7,269,000, an increase of 11.6% from the same period one year ago. As a percentage of total revenue, gross research and development spending rose to 14.8% of fiscal
 1994 revenue from 14.2% of fiscal 1993 revenue. The increase in research and development spending, including the effect of additions to engineering headcount, was related to the development of new products for future release with emphasis on the new ATM product line. On a nine-month basis, gross engineering, research and product development expenditures increased $1,907,000, or 8.6%, from the same period in fiscal 1993. As a percentage of total revenues, gross research and development spending for the nine months of fiscal 1994 was 15.9% as compared to 13.8% in the same period one year ago. In the quarter ended June 30, 1994, the effect of higher software cost capitalization resulted in net research and product development expense increasing just 7.5% from the same period one year ago, and in the nine-month period, net research and product development expense activity decreasing $443,000, or 3.0%, as compared to the same period in the prior fiscal year. This represented 8.9% and 9.3% of sales respectively, compared to 8.9% and 9.1%, respectively, in the prior year's three- and nine-month periods.

 Interest expense in the quarter ended June 30, 1994 increased $578,000, or 142%, from the comparable period one year ago. For the nine-month period, interest expense increased $1,360,000, from $1,413,000 in fiscal 1993 to $2,773,000 in fiscal 1994. The Corporation purchased and mortgaged two of its principal facilities in September 1993, adding $487,000 to interest in the nine months of fiscal 1994, which was offset by lower rental expense. Also, the higher interest levels reflected an increase in the Corporation's level of borrowings, attributable in part to the acquisition cost of Netcomm Limited in November 1993 and the related start-up costs for ATM products.

                       GENERAL DATACOMM INDUSTRIES, INC.
                              AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

 For the nine-month period ended June 30, 1994, the Corporation recorded a net income tax benefit of $1,323,000 as compared to an income tax provision of $885,000 in the same period of fiscal 1993. The benefit resulted from the resolution of a foreign tax issue in the amount of $1,700,000.

 The Corporation adopted Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions," as of
 October 1, 1993. The cumulative effect of the accounting change in fiscal 1994 was a charge to earnings of $117,000, or ($.01) per share. The Corporation also adopted Financial Accounting Standards No. 109,
 "Accounting for Income Taxes," as of October 1, 1993, the effect of which was not material.

 LIQUIDITY AND CAPITAL RESOURCES

 Financing
 ---------

 Sale of common stock in the quarter resulted in a net $14.8 million cash infusion. However, for the nine-month period ended June 30, 1994, debt increased by $4.9 million to $36.8 million. This results from strategic investments in manufacturing and engineering equipment, software development and $5.9 million to acquire Netcomm and its ATM technology.

 The Corporation believes that available financing under its revolving credit loan combined with cash to be generated from operations will be sufficient to meet its near-term cash requirements. In addition, the Corporation may decide, as it did in May 1994, to sell common stock to provide another funding source. On May 27, 1994, the Corporation sold 1,250,000 shares at a negotiated price of $12.375 per share for a total gross proceeds of $15.5 million in a private placement to an institutional investor representing a group of fifteen investment accounts. The net proceeds of $14.8 million have been used to reduce debt and to provide working capital for funding new business development, particularly in the ATM area.

 On June 1, 1994, the Corporation also refinanced $8,000,000 of a note payable, previously maturing January 2, 1995, on a long-term basis with The Bank of New York.

 Operations
 ----------

 During the nine months ended June 30, 1994, the Corporation generated cash of $2,458,000 from operating activities. This compares to cash provided by operating activities of $18,267,000, in the prior year's nine-month period when net income was $7.9 million more favorable. Also, inventories and accounts receivable grew $8.4 million in fiscal 1994 to reflect and support business growth.

                       GENERAL DATACOMM INDUSTRIES, INC.
                              AND SUBSIDIDARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

 Investing
 ---------

 Investments in capitalized software development rose 31.1% to $9,900,000 from $7,549,000 in the prior fiscal year. Spending on property, plant and equipment for the fiscal 1994 period increased $1,619,000 to $7,395,000 from $5,776,000 in the prior fiscal year's period, principally for equipment to improve manufacturing and engineering processes.

 On November 24, 1993, the Corporation acquired all of the outstanding stock of Netcomm Limited for a cash commitment of $5.5 million and the issuance of 184,627 shares of common stock valued at $1.8 million. The cash payment was financed through the Corporation's revolving credit agreement.

 Working capital increased to $42,367,000 at June 30, 1994 from $38,245,000 at September 30, 1993, due to increased inventory and accounts receivable levels offset by an increase in accounts payable. Such increases are attributable to both anticipated and actual increasing levels of business. The Corporation's current ratio is 1.9:1 at both June 30, 1994 and September 30, 1993.

                         GENERAL DATACOMM INDUSTRIES, INC.
                                   AND SUBSIDIARIES


   Part II.  Other Information

   Item 6.    Exhibits and Reports on Form 8-K

             (a)   Index of Exhibits

                   11. Calculation of Earnings Per Share for the three and nine-month periods ended June 30, 1994 and 1993.

                   28.1 Second Amended and Restated Revolving Credit Term
                        Loan and Security Agreement between General DataComm Industries, Inc. et al., and The Bank of New York et al.

             (b)  Reports on Form 8-K

                  A report on Form 8-K on Item 5, Other Events, was filed on June 14, 1994.

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


 Dated: August 12, 1994