Form 10-K
period 1994-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 1994-11-04
CIK 40518

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994       COMMISSION FILE NUMBER 1-8086

                               ---------------


                       GENERAL DATACOMM INDUSTRIES, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                          06-0853856
                 --------                                          ----------
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

                             1579 Straits Turnpike
                       MIDDLEBURY, CONNECTICUT 06762-1299
                       ----------------------------------
                    (Address of principal executive offices)


                                 (203) 574-1118
                                 --------------
              (Registrant's telephone number, including area code)

                              -------------------

          Securities registered pursuant to Section 12(b) of the Act:


   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                 -----------------------------------------
Common Stock, $.10 par value                       New York Stock Exchange


         Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X     NO
                                               -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   / X /

The aggregate market value of the voting stock of the Registrant held by nonaffiliates as of September 30, 1994: $445,389,246
                                         ------------

Number of shares of Common and Class B Stock outstanding as of September 30, 1994:

                       15,620,186 Shares of Common Stock
                       2,271,780 Shares of Class B Stock


Item 10 as to Directors and Items 11 and 12 to be filed by amendment or by definitive proxy statement.

                       GENERAL DATACOMM INDUSTRIES, INC.

                               TABLE OF CONTENTS


PART I                                                                               Page
- - ------                                                                               -----
Item 1.          Business                                                            3

Item 2.          Properties                                                          6

Item 3.          Legal Proceedings                                                   7

Item 4.          Submission of Matters to a Vote of
                 Security Holders                                                    7

PART II
- - -------

Item 5.          Market for the Registrant's Common
                 Equity and Related Stockholder Matters                              8

Item 6.          Selected Financial Data                                             9

Item 7.          Management's Discussion and Analysis of Results of
                 Operation and Financial Condition                                  10

Item 8.          Financial Statements and Supplementary Data                        16


PART III
- - --------

Item 10.         Directors and Executive Officers of the Registrant                  31

Item 11.         Executive Compensation                                              33

Item 12.         Security Ownership of Certain Beneficial
                 Owners and Management                                               33

Item 13.         Certain Relationships and Related
                 Transactions                                                        33

PART IV
- - -------

Item 14.         Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                                             34

                                     PART I


ITEM 1.  BUSINESS

General DataComm Industries, Inc. (the "Corporation") was incorporated in 1969 under the laws of the State of Delaware. The Corporation's principal executive offices are located at 1579 Straits Turnpike, Middlebury, Connecticut, and its telephone number is (203) 574-1118. Unless the context otherwise requires, the term "Corporation" as used here and in the following pages means General DataComm Industries, Inc. and its subsidiaries.

GENERAL

The Corporation is a leading worldwide provider of wide area networking and telecommunications products. The Corporation designs, assembles, markets, installs and maintains products and services that enable telecommunications common carriers, corporations and governments to build, upgrade and better manage their global telecommunications networks. Products and services include multiplexers and internetworking equipment, digital data sets, analog modems, Asynchronous Transfer Mode ("ATM") cell switches, network management systems and comprehensive support services.

The Corporation's customer base includes: Local Exchange Carriers including all seven Regional Bell Operating Companies, Bell Canada and GTE; Competitive Access Providers including MFS Datanet; Interexchange Carriers, including AT&T, MCI and Sprint; corporate end users such as American Airlines, Citicorp, EDS, Harris and Hongkong & Shanghai Bank; and government entities including the British Ministry of Defence, the French Ministry of State, NASA, the U.S. Department of State and many state and local governments.

By offering ATM solutions to its customers, the Corporation believes it has enhanced its position as a leading supplier of wide area networking and telecommunications products. The Corporation's strategy of providing integrated networking solutions to its customers is based upon the following:

Capitalizing on ATM technology. The Corporation believes it has a leading position in the ATM switch market. The following entities have deployed or announced their intention to deploy the Corporation's ATM cell switches in their proposed ATM networks: Ameritech, Bell Canada, MCI, MFS Datanet, Telecom Finland and Australia's Defence, Science and Technology Organisation. As of September 30, 1994, the Corporation, along with Netcomm Limited, had shipped 238 ATM switches to a variety of customers in 15 countries (76 for customer trial and 162 sold). The Corporation also believes that growing market awareness of its ATM switch technology has increased customer exposure to its other products.

Providing cost-effective flexible product solutions. The Corporation's product families are designed with architectures that scale to most network sizes and cost requirements. Customers can select the products that are most appropriate for their needs and then migrate to higher capacity products over time.

Improving performance of customer networks. The Corporation's products are designed to improve network efficiency by increasing transmission speed, compressing and consolidating voice and data communication and providing dynamic bandwidth allocation.

Leveraging global customer base, distribution and support. The Corporation has a worldwide customer base of corporate and government users and telecommunications carriers. With a sales and marketing organization of 471 employees, the Corporation has global distribution capabilities in nearly 60 countries around the world. The Corporation's ability to provide international customer service and support is critical to customers that run mission-critical applications over their networks.

MARKETING, SALES AND BACKLOG

The Corporation's products and networks are marketed throughout the world. The Corporation's sales and marketing force is organized on a worldwide basis to address three market segments: (1) corporate and government end-users; (2) common carriers (PTTs); and (3) indirect sales through value-added resellers
(VARs) and distributors. In the United States, the Corporation sells, leases and services its equipment primarily through its own sales and service groups, which include separate geographic support organizations for the corporate and government end-users and common carrier markets. Internationally, the Corporation maintains full subsidiary operations in Canada (sales and service), the United Kingdom (sales and service), Mexico (sales and service), France (sales and service), Australia (sales), Singapore (sales) and Russia (sales), and sales and technical support offices in Japan, Hong Kong, Germany, China, Brazil and Spain. These sales offices manage a worldwide distribution network with representatives in more than 48 countries. International operations represented 37% of the Corporation's revenues in fiscal 1994. The Corporation's foreign operations are subject to all the various risks inherent in operating outside the United States.

While the majority of the Corporation's products are sold on an outright basis, the Corporation also leases its equipment through a wholly-owned consolidated subsidiary under a versatile selection of leasing programs designed to meet the specific needs and objectives of its customers. At September 30, 1994, the Corporation's leasing subsidiary had agreements in place with financial institutions whereby certain finance lease receivables can be transferred with full recourse. Each request for financing is subject to the approval of the financing institution.

The Corporation's order backlog, while one of several useful financial statistics, is, however, a limited indicator of the Corporation's future revenues. Because of normally short delivery requirements, the Corporation's sales in each quarter primarily depend upon orders received and shipped in that same quarter. In addition, since product shipments are historically heavier in the last month of each quarter, quarterly revenues can be adversely or beneficially impacted by several events: unforeseen delays in product shipments; large sales that close at the end of the quarter; sales order changes or cancellations; changes in product mix; new product announcements by the Corporation or its competitors; and the capital spending trends of customers.

Industry and geographic area information is hereby included in Note 9 of "Notes to Consolidated Financial Statements". See "Index to Financial Statements and Schedules" on page F-1 in this report.

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT

In order to develop and implement new technology in the data, voice and video communications industry and to broaden the applications for its products, the Corporation has significant ongoing engineering programs for product improvement and new product development. At September 30, 1994, 331 people were engaged in research and development activities. The Corporation conducts research and development activities in three locations. Development for all transmission products, multiplexer and internetworking products, enhancements to the APEX-ATM switch products and continuation engineering activities occur in the Technology Research Center in Middlebury, Connecticut. The Multimedia Research Center in Montreal, Quebec, focuses on ATM-based applications and solutions, and the Advanced Research Centre in Basildon, England, focuses on next-generation ATM hardware and software.

The combination of research, development and capitalized software spending amounted to 15.7%, 14.1% and 12.7% of revenues in fiscal 1994, 1993 and 1992, respectively. In order to support its commitment to new products and technologies, the Corporation expects to continue or to increase these levels of spending on research and product and software development.

COMPETITION

Each of the segments of the telecommunications and networking industries is intensely competitive. Many of the Corporation's current and prospective competitors have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources.

Many of the participants in the networking industry, including, among others, ADC Telecom- munications, Bay Networks, Cascade Communications, Cisco, ECI Telecom, FORE Systems, Lightstream, Newbridge Networks and StrataCom, and certain participants in the computer industry, including among others, DEC and IBM, have introduced, or announced their intention to develop, ATM networking products. Other companies are expected to follow. In addition, traditional suppliers of central office switching equipment such as Alcatel, AT&T Network Systems, Fujitsu, Hitachi, LM Ericsson, Northern Telecom and Siemens, are expected to offer ATM-based switches for central offices. Companies may also develop alternative network solutions to ATM. Even though certain of these ATM competitors currently offer or plan to offer ATM products in markets in which the Corporation does not plan to compete, it is possible that such competitors will develop ATM technology that does compete with the Corporation's products. This competition could result in the same intense price competition that is present in the broader networking market.

PATENTS AND RELATED RIGHTS

The Corporation presently owns approximately 59 domestic patents and has approximately 10 additional applications pending. In addition, all of these patents and applications have been filed in Canada; most have also been filed in other various foreign countries. Most of those filed outside the United States have been allowed while the remainder are pending. The Corporation believes that certain features relating to its equipment for which it has obtained patents or for which patent applications have been filed are important to its business, but does not believe that its success is dependent upon its ability to obtain and defend such patents. Because of the extensive patent coverage in the data communications industry and the rapid issuance of new patents, certain equipment of the Corporation may involve infringement of existing patents not known to the Corporation.

EMPLOYEE RELATIONS

At September 30, 1994, the Corporation employed 1,824 persons, of whom 331 were research and development personnel, 537 were manufacturing personnel, 471 were employed in various selling and marketing activities, 307 were in field services and 178 were in general and administrative activities. No Corporation employees are covered by collective bargaining agreements. The Corporation has never experienced a work stoppage and considers its relations with its employees to be good.

SOURCES OF MATERIAL

The Corporation's products use certain components, such as microprocessors, memory chips and pre-formed enclosures that are acquired or available from one or a limited number of sources. The Corporation has generally been able to procure adequate supplies of these components in a timely manner from existing sources. The Corporation's inability to obtain a sufficient quantity of these components as required, or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially affect the Corporation's operating results in any given period.

ITEM 2.  PROPERTIES

The principal facilities of the Corporation are as follows:

Middlebury, Connecticut --             executive offices of the Corporation and of Data-
                                       Comm Leasing Corporation located in a 120,000
                                       square foot facility owned by the Corporation

Naugatuck, Connecticut --              principal assembly, test and systems integration
                                       operations located in a 360,000 square foot facility
                                       owned by the Corporation

Middlebury, Connecticut --             engineering organization, DataComm Service Corporation and government activities subsidiary located in a 275,000 square foot facility leased through 2003 by the Corporation

Wokingham, England --                  sales, service, systems integration and administrative offices (including a parking garage)
                                       located in a 36,000 square foot facility owned by General DataComm Limited

Toronto, Canada --                     sales and administrative offices located in a 12,000
                                       square foot facility leased through November 2004
                                       by General DataComm Ltd.

Montreal, Canada --                    a 10,000 square foot repair and warehouse facility leased through February 1995 by General
                                       DataComm Ltd. and an 11,000 square foot research facility leased through April 1999 by
                                       General DataComm Ltd.

Paris, France --                      sales and administrative offices located in a 10,000 square foot facility leased through
                                      April 1997 by Eurotech France SARL

Waterbury, Connecticut --             a 207,500 square foot facility (currently vacant) leased through December 1995 by the
                                      Corporation

Mexico City, Mexico --                sales, service and administrative offices located in a 3,000 square foot facility leased through December 14, 1994 by General Telecomm S.A. de C.V.

Basildon, England --                  engineering organization located in 8,500 square foot facility owned by General DataComm
                                      Advanced Research Centre Limited

In addition, the Corporation leases sales and service offices throughout the United States and in international locations.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

COMMON STOCK PRICES

General DataComm Industries, Inc.'s Common Stock is listed on the New York Stock Exchange and trades under the symbol "GDC." The table below shows the intra-day high and low and closing sales prices as reported during each quarter of the last two fiscal years.

                                         1994                                          1993
- - ----------------------------------------------------------------------------------------------------------------------
QUARTER                   HIGH             LOW              CLOSING          HIGH       LOW           CLOSING
- - ----------------------------------------------------------------------------------------------------------------------
FIRST                     11 7/8            8 5/8           10 3/8            6 3/8     3 3/8          6 3/8
SECOND                    17 5/8            8 1/4           13 1/8           11 3/8     6 1/4         11
THIRD                     16 3/4           10               16               15 3/4     8 3/8         14 1/2
FOURTH                    30 1/4           15 1/4           28 1/4           14 5/8     8 1/2         10 7/8
- - ---------------------------------------------------------------------------------------------------------------------

No cash dividends have ever been paid on the Common or Class B Stock. The Corporation's principal loan agreement does not allow payment of cash dividends. In the event this would change, it is still management's intention to reinvest future earnings in the business to support growth plans.

The Corporation had approximately 1,953 shareholders of record at September 30, 1994.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

In thousands except per share, ratio and employee data

Years ended September 30,                                          1994            1993           1992           1991        1990
- - ----------------------------------------------------------------------------------------------------------------------------------
Operations
          Revenues                                              $210,990       $211,847       $197,858       $191,686     $201,546
          Operating income                                           661          8,997          5,549          4,405        3,152
- - ----------------------------------------------------------------------------------------------------------------------------------
          Net income (loss)                                      ($2,328)*       $6,116         $2,643           $598         $159
          Earnings (loss) per share                               ($0.14)         $0.36          $0.17          $0.04        $0.01
- - ----------------------------------------------------------------------------------------------------------------------------------
Financial Position
          Working capital                                        $56,413        $38,245        $43,467        $36,937      $59,657
          Current ratio                                            2.2:1          1.9:1          2.1:1          1.7:1        2.6:1
          Total assets                                           180,264        141,676        127,654        134,945      142,879
          Long-term debt, less current portion                    42,118         28,402         23,711         14,973       37,562
          Stockholders' equity                                    84,487         67,028         60,290         57,948       57,758
- - ----------------------------------------------------------------------------------------------------------------------------------
General
          Research and product development:
                    Gross spending (before software
                       capitalization)                           $33,189        $29,829        $25,184        $24,623      $24,676
                    Net expense                                   20,076         19,279         15,910         15,610       18,198
          Depreciation                                             8,776          7,985          8,686         10,251       12,181
          Investments in property, plant and equipment            11,534         22,378 **       7,157          5,920        5,700
          Cash flows provided (used) by operating activities      (3,521)        27,406         25,738         17,546       19,923
- - ----------------------------------------------------------------------------------------------------------------------------------
          Average number of common and
             common equivalent shares outstanding                 16,659         16,874         15,505         15,409       15,047
          Average number of employees                              1,823          1,805          1,764          1,899        2,043
- - ----------------------------------------------------------------------------------------------------------------------------------

(* - Fiscal 1994 net income (loss) includes: (i) after-tax charges totaling $(433), or ($0.03) per share, resulting from the adoption of Financial Accounting Standards Nos. 106 and 112 effective October 1, 1993, and
      (ii) an income tax benefit of $1,700, or $0.10 per share, relating to the resolution of a foreign tax issue.

(** - Fiscal 1993 includes the purchase of the Corporation's principal manufacturing facility and corporate headquarters for $14,473.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS  AND FINANCIAL CONDITION

GENERAL SUMMARY DISCUSSION

Although revenues were essentially unchanged in fiscal 1994 when compared to fiscal 1993, there were significant differences in both the revenue trends within the years and in the types of products sold in each year. Revenues declined 4.9% in the fiscal 1993 second half compared to the first half, whereas fiscal 1994 second half revenues exceeded the first half by 19.6%. The Corporation's fiscal 1994 fourth quarter revenues were the highest in its history. The upward trend in the second half was driven by demand for the Corporation's ATM (Asynchronous Transfer Mode) and digital transmission products, offset in part by a continuing decline in demand for the Corporation's traditional analog products.

The Corporation has made incremental investments in research and development, marketing, production engineering and inventories (including ATM trial units) in preparation for the roll-out of its ATM products. The Corporation also continues to expand its international sales operations. As a result, operating expenses grew by $7.6 million to 47.4% of fiscal 1994 revenues compared to 43.6% of fiscal 1993 revenues and contributed to the losses in the first three quarters of fiscal 1994.

Net income in the fiscal 1994 fourth quarter of $1.3 million, or $0.07 per share, reduced the net loss for the fiscal 1994 year to $(2.3 million), or $(0.14) per share, compared to net income of $6.1 million, or $0.36 per share, in fiscal 1993. The fiscal 1994 loss included: (i) after-tax charges of $(433,000), or $(0.03) per share, as a result of adopting Statements of Financial Accounting Standards Nos. 106 and 112 relating to post-retirement and post-employment benefits, respectively, and (ii) an income tax benefit of $1.7 million, or $0.10 per share, resulting from the resolution of a foreign tax issue.

In November 1993 the Corporation acquired Netcomm Limited ("Netcomm"), a developer of ATM technology, and, accordingly, Netcomm's results of operations were included in the Corporation's financial data beginning at that time. Netcomm has been renamed General DataComm Advanced Research Centre Limited, and its charter is to develop next-generation ATM equipment.

In the third quarter of fiscal 1994, the Corporation raised $14.6 million, after expenses, through a private offering of 1,250,000 shares of Common Stock.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated financial data stated as a percentage of total revenues:

                                                                  YEARS ENDED SEPTEMBER 30,
                                                                  -------------------------
                                                                  1994       1993         1992
                                                                  ----       ----         ----
Revenues:
   Net product sales                                             80.6%        80.9%        80.2%
   Service revenue                                               16.2         15.5         16.0
   Leasing revenue                                                3.2          3.6          3.8
                                                                  ---          ---          ---
                                                                100.0        100.0        100.0
Costs and expenses:
   Cost of revenues                                              47.7         48.2         50.8
   Amortization of capitalized software
      development costs                                           4.6          3.9          3.6
   Selling, general and administrative                           37.9         34.6         34.8
   Research and product development                               9.5          9.1          8.0
                                                                  ---          ---          ---

Operating income                                                  0.3          4.2          2.8
                                                                  ---          ---          ---

Net income (loss)                                                (1.1)%        2.9%         1.3%
                                                                 ======        ====         ===

1994 COMPARED WITH 1993

Revenues for fiscal 1994 were slightly lower (0.4%) than fiscal 1993. However, fiscal 1994 fourth quarter revenues rose $8.0 million, or 15.4%, over the fourth quarter of fiscal 1993. Growth markets in the fiscal 1994 fourth quarter included both the domestic carriers and many international areas. New products, such as ATM cell switches, V.F 28.8 modems and additions to digital data sets and multiplexer lines, sold higher volumes compared to the prior quarters of fiscal 1994, offset in part by a reduction in traditional analog modem shipments. For the 1994 fiscal year, net product sales were down $1.5 million, or 0.1%, service revenues were up $1.4 million, or 4.2%, and leasing revenues were down $737,000, or 9.8%.

Gross margin (which includes amortization of capitalized software development costs) declined slightly (0.2%) to 47.7% in fiscal 1994 from 47.9% in fiscal 1993. Amortization of capitalized software development costs charged to cost of product sales increased to $9.7 million in fiscal 1994 from $8.3 million in fiscal 1993 and had the effect of reducing gross margins by 0.5%. High technology products in particular are subject to sales price pressures as competition grows. The Corporation works to offset these effects by negotiating lower material component prices, improving manufacturing cost and efficiencies and introducing new-generation products.

Selling, general and administrative expenses increased $6.8 million, or 9.2%, in fiscal 1994, principally due to strategic investments made in ATM marketing operations and in international selling organizations. Since there was no corresponding growth in revenue until the second half of the fiscal year, selling, general and administrative expenses rose to 37.9% of revenues from 34.6% in fiscal 1993.

Research and product development spending, before consideration of capitalized software development costs, increased to $33.2 million, or 15.7% of revenues, from $29.8 million, or 14.1% of revenues, in fiscal 1993. This increase, 11.3% year-over-year, reflects the acquisition of Netcomm and its subsequent conversion to a dedicated ATM research facility, the start-up of a new ATM product development facility in Quebec, Canada, and the strategic repositioning of the domestic product development organization. The increase in capitalized software development costs to $13.1 million, or 39.5% of total spending, from $10.6 million, or 35.4% of total spending in fiscal 1993, is directly related to the increasing software content within the Corporation's products.

Interest expense in fiscal 1994 increased $1.8 million, nearly double the fiscal 1993 level. The Corporation purchased and concurrently mortgaged two of its principal facilities in September 1993, adding $630,000 to interest expense, which was offset by lower rent expense. Also, the higher interest levels reflected an increase in borrowing levels attributable to the acquisition cost of Netcomm in November 1993, the related investments since made to support the ATM product line and investments in international sales organizations.

The fiscal 1994 income tax benefit of $975,000 is comprised of a $1.7 million favorable resolution of a foreign tax issue offset by $725,000 in provisions for state and foreign income taxes. The Corporation has significant net operating loss carryforwards (approximately $35 million at September 30, 1994) available to offset future federal income taxes. These net operating losses begin to expire in the year 2002.

1993 COMPARED WITH 1992

Revenues for fiscal 1993 rose $14.0 million, or 7.1%, over fiscal 1992. The increase in net product sales of $12.7 million was principally due to improvements in sales into domestic markets while foreign sales results were mixed. Service revenue increased 3.7%, or $1.2 million, while leasing revenue remained constant on a year-to-year basis.

Gross margin rose to 47.9% in fiscal 1993 from 45.6% in fiscal 1992. Product margins increased 2.3%, from 47.0% to 49.3%, mainly attributable to higher volumes and manufacturing productivity improvements. Amortization of capitalized software development costs charged to cost of product sales increased to $8.3 million in fiscal 1993 from $7.2 million in fiscal 1992. Excluding the impact of this amortization, product margins rose to 54.1% in fiscal 1993 from 51.5% in fiscal 1992.

Selling, general and administrative expenses increased $4.4 million, or 6.4%, in fiscal 1993. The higher spending levels reflected the impact of headcount additions in the international and domestic sales forces, regular salary increases, higher commissions and increased costs associated with the launch of new products.

Research and product development expenditures increased $4.6 million to 14.1% of revenue in fiscal 1993 due to increased investments in new product development and enhancements. As a result, the capitalization of software development costs rose from $9.3 million in fiscal 1992 to $10.6 million in fiscal 1993. On a net basis, research and development expense increased $3.4 million, or 21.2%, from the prior fiscal year.

Interest expense declined 26.4% from $2.7 million in fiscal 1992 to $2.0 million in fiscal 1993 mostly due to lower levels of borrowings during the fiscal year. Foreign currency exchange gains of $54,000 and $122,000 were reported in other income in fiscal 1993 and 1992, respectively.

The Corporation provided $1.0 million and $554,000 in fiscal 1993 and 1992, respectively, for federal, state and foreign income taxes, with the increase principally attributable to higher taxable income in foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's cash and cash equivalents were $2.9 million at September 30, 1994, compared to $2.6 million at September 30, 1993.

OPERATING

Non-debt working capital, excluding cash and cash equivalents, increased $19.6 million in fiscal 1994 to $58.7 million at September 30, 1994. This increase resulted primarily from increases in current receivables and inventories, which were partially offset by increases in accounts payable and accrued liabilities and deferred income on maintenance contracts. Current receivables increased $13.9 million in fiscal 1994 to $49.6 million at September 30,1994, due in part to the revenue growth in the fourth quarter. Inventory grew $7.6 million to $42.2 million in anticipation of increasing shipments of ATM and other new products.

INVESTING

Investing activities during fiscal year 1994 included net additions to property, plant and equipment of $11.3 million, additions to capitalized software development costs of $13.1 million and costs of $5.9 million associated with the Netcomm acquisition. Any future product growth will increase capital requirements for manufacturing and development equipment. As a result, the Corporation anticipates that fiscal 1995 capital requirements should equal or exceed 1994 capital expenditures.

FINANCING

Financing activities during the year ended September 30, 1994, added $34.2 million in cash, representing $16.5 million from long-term borrowings and $3.1 million from the issuance of Common Stock pursuant to employee stock programs and net proceeds of $14.6 million in conjunction with a private placement of 1,250,000 shares of Common Stock in the fiscal 1994 third quarter.

In November 1993, the Corporation entered into an amended revolving credit agreement expiring on November 30, 1996, that provides for borrowings of up to $25.0 million, reduced by the value of outstanding letters of credit issued by the lenders on behalf of the Corporation up to $2.5 million. Interest is charged at 0.75% over the prime rate, or, at the Corporation's option, 2.625% over selected LIBOR terms. The agreement imposes various financial covenants, requires that most assets be pledged as collateral and limits the permitted amount of borrowing through an asset-based formula. The loan balance outstanding at September 30, 1994, was $16.2 million. In June 1994, this agreement was further amended to provide an $8.0 million term loan ($7.5 million outstanding at September 30, 1994), the proceeds of which the Corporation used to reduce in full other maturing indebtedness.

In September 1993, the Corporation purchased its corporate headquarters and manufacturing facilities and concurrently entered into mortgages to partially finance these purchases. The mortgage balances outstanding at September 30, 1994, totaled $11.4 million. Interest is charged at LIBOR (90-day) plus 2%, principal payments are $100,000 per quarter and the mortgages mature in the year 2003.

Notes payable and capitalized lease obligations, both used to finance capital equipment purchases, totaled $11.8 million at September 30, 1994 and have five-year maturities.

The Corporation believes that its existing cash balances and future cash flow from operations, combined with available funds under its revolving credit facility will be adequate to support the Corporation's growth for the foreseeable future.

The Corporation also considers its ability to offer for sale its Common Stock as a viable alternative source of funds. Accordingly, during fiscal 1994, the Corporation completed a 1,250,000 share private placement offering, as described above. Additionally, on October 28, 1994, a registration statement was filed with the Securities and Exchange Commission relating to a proposed public offering of 1,800,000 shares of Common Stock and 270,000 shares of Common Stock subject to an over-allotment option. It is anticipated that the proceeds of this offering would be used for debt reduction, working capital needs and other general corporate purposes, including expenditures related to the development and expansion of the Corporation's ATM products and potential acquisitions. The registration statement has not yet, and may not, become effective.

LEASE FINANCING AGREEMENTS

The Corporation's principal leasing subsidiary has agreements in place with financial institutions whereby lease receivables can be transferred with full recourse. Each request for financing is subject to the approval of the financing institution.

OPERATING LEASE OBLIGATIONS

See Note 7 of the "Notes to Consolidated Financial Statements" for discussion of the Corporation's operating lease obligations.

TRADE RECEIVABLE CONCENTRATION

Approximately $15.2 million, or 28.5%, of consolidated accounts receivable at September 30, 1994 ($9.3 million, or 22.9%, at September 30, 1993) were concentrated in telephone companies in North America and Europe. These receivables are not collateralized due to the high credit ratings and the extensive financial resources available to such telephone companies.

IMPACT OF INFLATION AND CHANGING PRICES

In management's opinion, the impact of inflation and changing prices for the three most recent fiscal years is not significant to the financial statements as reported.

ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NOS. 106, 109 AND 112

Effective October 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions", requiring the use of an accrual method of accounting for post-retirement benefits. The Corporation elected to recognize the transition obligation as a one-time cumulative after-tax charge to income of ($117,000), or $(.01) per share. The increase in annual expense for retiree health care is not material.

Effective October 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Corporation used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. The effect of adoption was not material to the Corporation's results of operations.

Effective October 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-Employment Benefits", requiring the use of an accrual method of accounting for post-employment benefits. The Corporation elected to recognize the transition obligation as a one-time cumulative after-tax charge to income of ($316,000), or $(.02) per share. The increase in annual expense for post-employment costs is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands except shares
September 30,                                                                         1994              1993
- - ------------------------------------------------------------------------------------------------------------
ASSETS:
Current assets:
           Cash and cash equivalents                                                $2,939            $2,594
            Accounts receivable, less allowance for doubtful
               receivables of $1,618 in 1994 and $1,575 in 1993                     49,581            35,654
           Inventories                                                              42,162            34,522
           Deferred income taxes                                                     4,062               -
           Other current assets                                                      5,288             6,711
- - ------------------------------------------------------------------------------------------------------------
Total current assets                                                               104,032            79,481
============================================================================================================
Property, plant and equipment:
          Land                                                                       1,764             1,745
          Buildings and improvements                                                27,058            24,307
          Test equipment, fixtures and field spares                                 47,012            43,183
          Machinery and equipment                                                   38,522            35,390
- - ------------------------------------------------------------------------------------------------------------
                                                                                   114,356           104,625
Less: accumulated depreciation and amortization                                     73,248            67,384
- - ------------------------------------------------------------------------------------------------------------
                                                                                    41,108            37,241
Capitalized software development costs, net
   of accumulated amortization of $14,008 in
   1994 and $10,582 in 1993                                                         22,712            19,333
Other assets                                                                        12,412             5,621
- - ------------------------------------------------------------------------------------------------------------
                                                                                  $180,264          $141,676
============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
           Current portion of long-term debt                                        $5,238            $3,489
           Accounts payable, trade                                                  15,317            10,563
           Accrued payroll and payroll-related costs                                 5,415             6,962
           Deferred income                                                           6,548             5,672
           Other current liabilities                                                15,101            14,550
- - ------------------------------------------------------------------------------------------------------------
Total current liabilities                                                           47,619            41,236
============================================================================================================
Long-term debt, less current portion                                                42,118            28,402
Deferred income taxes                                                                4,997             1,756
Other liabilities                                                                    1,043             3,254
- - ------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   95,777            74,648
============================================================================================================
Commitments and contingent liabilities                                                 -                 -
Stockholders' equity:
           Capital stock, par value $.10 per share, issued:
             18,733,739 in 1994 and 16,980,581 in 1993                               1,873             1,698
           Capital in excess of par value                                           68,027            50,064
           Earnings reinvested                                                      21,477            23,805
           Cumulative foreign currency translation adjustment                         (901)           (1,077)
           Common stock held in treasury, at cost:
             841,773 shares in 1994 and 1,082,058 in 1993                           (5,989)           (7,462)
- - ------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          84,487            67,028
- - ------------------------------------------------------------------------------------------------------------
                                                                                  $180,264          $141,676
============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND EARNINGS REINVESTED

In thousands except per share data
Years ended September 30,                                                       1994                  1993                  1992

- - ---------------------------------------------------------------------------------------------------------------------------------

Revenues:
          Net product sales                                                 $169,958              $171,468              $158,768
          Service revenue                                                     34,245                32,855                31,679
          Lease revenue                                                        6,787                 7,524                 7,411
- - ---------------------------------------------------------------------------------------------------------------------------------

                                                                             210,990               211,847               197,858
- - ---------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
         Cost of product sales                                                76,854                78,622                77,051
         Amortization of capitalized software development costs                9,735                 8,300                 7,166
         Cost of services                                                     22,861                22,493                22,441
         Cost of lease revenue                                                   882                   990                   952
         Selling, general and administrative                                  79,921                73,166                68,789
         Research and product development                                     20,076                19,279                15,910
- - ---------------------------------------------------------------------------------------------------------------------------------

                                                                             210,329               202,850               192,309
- - ---------------------------------------------------------------------------------------------------------------------------------

Operating income                                                                 661                 8,997                 5,549
- - ---------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
         Interest                                                             (3,780)               (1,982)               (2,692)
         Other, net                                                              249                   126                   340
- - ---------------------------------------------------------------------------------------------------------------------------------

                                                                              (3,531)               (1,856)               (2,352)
- - ---------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes
   and cumulative effect of accounting changes                                (2,870)                7,141                 3,197

Income tax provision (benefit)                                                  (975)                1,025                   554
- - ---------------------------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of accounting changes                  (1,895)                6,116                 2,643
Cumulative effect of changes in accounting for
   post-retirement and post-employment benefits                                 (433)                  -                     -
- - ---------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                             (2,328)                6,116                 2,643
Earnings reinvested at beginning of year                                      23,805                17,689                15,046
- - ---------------------------------------------------------------------------------------------------------------------------------

Earnings reinvested at end of year                                           $21,477               $23,805               $17,689
- - ---------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share:
         Income (loss) before cumulative effect of accounting changes         ($0.11)                $0.36                 $0.17
         Cumulative effect of changes in accounting for post-retirement
            and post-employment benefits                                       (0.03)                  -                     -
- - ---------------------------------------------------------------------------------------------------------------------------------

         Earnings (loss) per share                                            ($0.14)                $0.36                 $0.17
- - ---------------------------------------------------------------------------------------------------------------------------------

Average number of common and common equivalent
  shares outstanding                                                          16,659                16,874                15,505

=================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                               ------------------------------------------------
In thousands
Years ended September 30,                                                                1994            1993            1992
- - -----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Income (loss) before cumulative effect of accounting change                  ($1,895)         $6,116          $2,643
         Adjustments to reconcile income (loss) to net cash
            provided (used) by operating activities:
                     Depreciation and amortization                                     20,504          17,072          17,103
                     Deferred income amortization                                         -            (1,963)         (1,412)
                     Deferred income taxes                                                132            (107)            100
                    (Increase) decrease in accounts receivable                        (13,206)          1,096            (253)
                    (Increase) decrease in inventories                                 (6,594)          2,086           1,644
                     Increase in accounts payable and accrued expenses                  2,268           1,123           7,530
                    (Increase) decrease in other net current assets                    (1,787)            (36)          1,485
                    (Increase) decrease in other net long-term assets                  (2,943)          2,019          (3,102)
- - -----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                       (3,521)         27,406          25,738
- - -----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:-1)
          Acquisition of property, plant and equipment                                (11,344)         (9,537)         (5,961)
          Capitalized software development costs                                      (13,113)        (10,550)         (9,274)
          Purchase price of companies acquired                                         (5,852)            (24)            (56)
- - -----------------------------------------------------------------------------------------------------------------------------
Net cash (used for) investing activities                                              (30,309)        (20,111)        (15,291)
- - -----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
          Final payment of previous revolving credit line                                 -               -           (19,989)
          Revolver borrowings (repayments), net                                        15,750          (6,991)          5,808
          Proceeds from notes payable                                                  13,432           2,639           3,287
          Principal payments on notes and mortgages                                   (12,208)         (3,192)         (3,126)
          Proceeds from issuing common stock-1)                                        17,676           2,135               5
          Payment of escrow deposits                                                     (500)         (1,000)           (500)
- - -----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by  financing activities                                      34,150          (6,409)        (14,515)
- - -----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                           25            (310)            (10)
- - -----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      345             576          (4,078)
Cash and cash equivalents at beginning of year-2)                                       2,594           2,018           6,096
- - -----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year-2)                                            $2,939          $2,594          $2,018
- - -----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
           Cash paid (received) during the year for:
                    Interest                                                           $2,979          $1,202          $2,191
                    Income taxes, net                                                    ($55)        ($1,152)           $494
=============================================================================================================================

(1 - Excluded from the fiscal 1994 Consolidated Statements of Cash Flows is the issuance of common stock with a fair market value of $1,846 related to the acquisition of a company. Excluded from the fiscal 1993 and 1992 cash flows are the acquisitions of capital equipment in the amounts of $701 and $1,175, respectively, financed in their entirety with capital leases. Also excluded from the fiscal 1993 cash flows is the acquisition of property financed with mortgages in the amount of $11,925.

(2 - The Corporation considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiary companies. Intercompany accounts, transactions and profits have been appropriately eliminated in consolidation.

INVENTORIES

Inventories are stated at the lower of cost or market, using a first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and depreciated or amortized using the straight-line method over their estimated useful lives. The cost of internally constructed assets includes manufacturing labor and related overhead costs. Depreciation expense amounted to $8,776,000, $7,985,000 and $8,686,000 in fiscal 1994, 1993 and 1992, respectively.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Software development costs are capitalized for those products that have met the requirements of technological feasibility. These costs are amortized on a product-by-product basis using a straight-line method over the estimated economic life of the product, not to exceed three years.

REVENUE RECOGNITION

Revenue from equipment sales is recognized at the date of shipment. Service revenue is recognized when the service is performed or, in the case of maintenance contracts, on a straight-line basis over the term of the contract.

Revenue from sales-type leases is recognized at the date of shipment. Revenue from operating leases is recognized ratably over the lease term, and the related equipment is depreciated using the straight-line method over its estimated useful life which approximates four years. The average length of initial lease terms in fiscal 1994 was approximately 31 months. Leasing revenue includes income from the transfer of certain finance lease receivables with full recourse. Such income amounted to $842,000, $1,354,000 and $871,000 in fiscal 1994, 1993 and 1992, respectively.

INCOME TAXES

The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires the use of the liability method of accounting for deferred income taxes effective October 1, 1993. The financial effect of adoption on the results of operations was not material. However, adoption changed the classification of deferred income tax accounts on the balance sheet.

The provision for income taxes includes federal, foreign, state and local income taxes currently payable and deferred taxes resulting from temporary differences between the financial statement and tax basis of assets and liabilities. The Corporation intends to permanently reinvest the undistributed earnings of foreign subsidiaries ($1,279,000). Accordingly, no federal income taxes have been provided on such earnings.

EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of common (including Class B Stock) and common equivalent shares outstanding. Common equivalent shares consist of dilutive stock options and warrants.

FOREIGN CURRENCY

Assets and liabilities of the Corporation's foreign subsidiaries are translated using fiscal year-end exchange rates, and revenue and expenses are translated using average exchange rates prevailing during the year. The effects of translating foreign subsidiaries' financial statements are recorded as a separate component of stockholders' equity.

In addition, included in other income are net realized foreign currency exchange gains (losses) of ($188,000), $54,000 and $122,000 for fiscal 1994, 1993 and 1992, respectively.

POST-RETIREMENT BENEFITS

Effective October 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions", requiring the use of an accrual method of accounting for post-retirement benefits. The Corporation elected to recognize the transition obligation as a one-time cumulative after-tax charge to income of ($117,000), or $(.01) per share. The increase in annual expense for retiree health care is not material.

POST-EMPLOYMENT BENEFITS

Effective October 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-Employment Benefits", requiring the use of an accrual method of accounting for post-employment benefits. The Corporation elected to recognize the transition obligation as a one-time cumulative after-tax charge to income of ($316,000), or $(.02) per share. The increase in annual expense for post-employment costs is not material.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents - The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates its fair value due to their short-term nature.

Long-term debt - The carrying amounts of the Corporation's long-term borrowings, including current maturities, approximate fair value based on current rates available to the Corporation for debt of the same remaining maturities.

RECLASSIFICATIONS

Certain reclassifications were made to prior years' financial statements to conform to the current year's presentation.

2.  BUSINESS ACQUISITION

Effective November 24, 1993, the Corporation acquired Netcomm Limited ("Netcomm"), a leader in Asynchronous Transfer Mode (ATM) technology, located in England. Under the terms of the acquisition, the Corporation issued 184,647 shares of common stock valued at $1.8 million and committed to pay cash of $5.5 million in return for all the outstanding common stock of Netcomm. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the Corporation's consolidated financial statements commencing on November 24, 1993. Approximately $6.5 million of the purchase price was allocated to goodwill, which is being amortized on a straight-line basis over fifteen years.

3.  PRODUCT DEVELOPMENT AND PURCHASE AGREEMENTS

QUEBEC R&D PROJECT

In fiscal 1993, the Corporation's Canadian subsidiary entered into an agreement with the Quebec, Canada, government to establish a research and development facility in Quebec for the development of an ATM hub product. The Corporation has committed to spend approximately $9.0 million over a three-year period. Up to 50% of the costs of this facility will be reimbursed through tax credits and grants from the Quebec government. Such tax credits and grants, which amounted to $320,000 and $355,000, respectively, for the year ended September 30, 1994, are recorded as a reduction to research and product development expense.

CROSSCOMM

In 1992, the Corporation entered into a joint development agreement with CrossComm Corporation ("CrossComm") pursuant to which the Corporation and CrossComm will jointly develop certain new products that will integrate CrossComm's Token Ring Local Area Network (LAN) technology into the Corporation's Wide Area Network (WAN) products. CrossComm will receive $1,250,000 in payments for software license fees based upon the Corporation's profits recorded on the sales of certain of the new products over a four-year term commencing upon the Corporation's future receipt and acceptance of the new products.

4.  INVENTORIES

Inventories consist of (in thousands):

September 30,                                            1994                1993
- - ---------------------------------------------------------------------------------
Raw materials                                         $18,313             $13,024
Work-in-process                                         7,249               5,033
Finished goods                                         16,600              16,465
- - ---------------------------------------------------------------------------------
                                                      $42,162             $34,522
=================================================================================

5.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


Years ended September 30,                              1994                1993
- - ----------------------------------------------------------------------------------
Revolving credit loan                                 $16,200             $   450
Notes payable                                          18,318              18,283
Mortgages payable                                      11,809              11,825
Capital lease obligations                               1,029               1,333
- - ----------------------------------------------------------------------------------
                                                       47,356              31,891
Less: current portion                                   5,238               3,489
- - ----------------------------------------------------------------------------------
                                                      $42,118             $28,402
- - ----------------------------------------------------------------------------------

REVOLVING CREDIT LOAN

On June 1, 1994, the Corporation, for the purpose of providing a term loan (see Notes Payable), entered into an amended agreement with The Bank of New York, as lender and agent for other institutions that are also lenders, to provide a revolving credit facility maturing on November 30, 1996 in the amount of $25,000,000. The amended agreement provides for interest on outstanding borrowings to be charged at .75% plus the higher of either (1) the prime rate, or (2) the federal funds rate plus 1/2 of 1% (on September 30, 1994, the prime rate was 7.75% and the federal funds rate was 5.44%). Alternately, the Corporation may elect to borrow at 2.625% over LIBOR for terms of 1, 2, 3 or 6 months (on September 30, 1994, these LIBOR rates ranged from 4.94% to 5.69%).

The agreement also requires conformity with various financial covenants, the most restrictive of which include minimum tangible net worth and a fixed charge coverage ratio. Certain assets of the Corporation, including most accounts receivable and inventories, are pledged as collateral. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories.

NOTES PAYABLE

The Corporation has entered into five-year note and installment purchase agreements collateralized by certain machinery, test equipment and furniture and fixtures. The outstanding balance of $10,818,000 at September 30, 1994, which approximates the net book value of the underlying equipment, bears interest depending upon the agreement, either at fixed rates ranging from 6.5% to 11.22%, at prime rate, at prime plus 1% or at the 30-day commercial paper rate plus 3.75%. Individual notes mature between fiscal 1995 and fiscal 1999.

The following is a schedule of future minimum payments on such notes at September 30, 1994 (in thousands):

                           1995         1996         1997        1998      1999 and thereafter
- - -----------------------------------------------------------------------------------------------
                         $3,349       $2,883       $2,233      $1,544      $   809
- - -----------------------------------------------------------------------------------------------
Total future minimum
note payments                                                              $10,818
- - -----------------------------------------------------------------------------------------------

On June 1, 1994, the Corporation refinanced $8,000,000 of a note payable, previously maturing January 2, 1995, with The Bank of New York as lender and agent for other institutions by incorporating term loan provisions and additional collateral into the previous revolving credit agreement. Quarterly principal payments of $250,000, $375,000 and $500,000 are required in the first, second and third (partial) years, respectively, with the final payment due November 30, 1996. Interest is payable either at 3.25% over LIBOR terms of 1, 2, 3 or 6 months or at 1.25% over the prime rate, at the Corporation's election. At September 30, 1994, the outstanding balance on this note was $7,500,000.

MORTGAGES PAYABLE

In September 1993, the Corporation purchased its corporate headquarters and manufacturing facilities with financing provided by the seller's banks. Interest is payable at 90-day LIBOR (5.44% at 9/30/94) plus 2%, and quarterly principal payments of $100,000 are required until these mortgages mature in the year 2003.

CAPITAL LEASE OBLIGATIONS

The Corporation has acquired the use of certain machinery and equipment by entering into capital leases. The outstanding balance of $1,029,000 at September 30, 1994 bears interest, depending upon the agreement, at fixed rates ranging from 6.66% to 10.75%.

6.  INCOME TAXES

Income (loss) before income taxes and cumulative effect of accounting changes consists of both domestic and foreign income (loss) as follows (in thousands):

Years ended September 30,                    1994           1993              1992
- - ----------------------------------------------------------------------------------
United States                             $(1,703)        $5,391            $5,153
Foreign                                    (1,167)         1,750            (1,956)
- - ----------------------------------------------------------------------------------
                                          $(2,870)        $7,141            $3,197
- - ----------------------------------------------------------------------------------

The provision for (benefit from) income taxes consists of the following amounts (in thousands):

Years ended September 30,                    1994           1993              1992
- - ----------------------------------------------------------------------------------
Current:
   State                                   $  500         $  400             $ 457
   Foreign                                 (1,607)           732                (3)
- - ----------------------------------------------------------------------------------
                                          $(1,107)        $1,132             $ 454
- - ----------------------------------------------------------------------------------
Deferred:
   Federal                                  $(100)          $(91)             $221
   Foreign                                    232            (16)             (121)
- - ----------------------------------------------------------------------------------
                                             $132         $ (107)            $ 100
- - ----------------------------------------------------------------------------------

Due to the Corporation's net operating loss carryforward position, no tax benefit was recorded for the cumulative effect of adopting SFAS Nos. 106 and 112 (see Note 1).

The following reconciles the U.S. statutory income tax rate to the Corporation's effective rate:

Years ended September 30,                                   1994             1993          1992
- - ------------------------------------------------------------------------------------------------
Federal statutory rate                                     (34.0)%           34.0%         34.0%
No benefit recognized for domestic net operating loss       12.8                -             -
Benefit recognized for domestic net operating
   loss carryforward                                           -            (24.6)        (53.1)
Effect of foreign income taxes                              29.8              1.7          18.0
Reversal of excess reserves for tax audits                 (67.4)            (1.3)            -
Deferred alternative minimum tax                               -                -          7 .3
State and local income taxes, net of
  federal benefit                                           17.4              3.7          10.0
Non-deductible expenditures                                  7.4              0.8           1.1
- - ------------------------------------------------------------------------------------------------
                                                           (34.0)%           14.3%         17.3%
- - ------------------------------------------------------------------------------------------------

For regular tax reporting purposes at September 30, 1994, tax credit and net operating loss carryforwards amounted to $4,118,000 and $43,509,000, respectively. Domestic federal loss carryforwards of $35,051,000 expire between 2002 and 2009, of which approximately $4,100,000 relate to items which will be credited to stockholders' equity when applied; state loss carryforwards of $4,882,000 expire between 1995 and 2009. Foreign loss carryforwards of $3,576,000 expire beginning in 1996. Tax credit carryforwards expire between 1995 and 2009.

For federal alternative minimum tax purposes at September 30, 1994, net operating loss carryforwards amounted to $35,966,000.

The nature of temporary differences for prior periods were consistent with those of September 30, 1994. The tax effects of the significant temporary differences comprising the deferred tax assets and liabilities at September 30, 1994 follow (in thousands):

Deferred Tax Assets:

         Receivable reserve                        $  1,429
         Inventory reserve                            3,721
         Deferred income                              1,419
         Restructuring and other accruals             1,116
         Loss carryforwards                          14,793
         Tax credits                                  4,118
                                                   --------
                                                     26,596
         Valuation allowance                        (12,956)
                                                   --------
         Net deferred tax assets                    $13,640
                                                   ========

Deferred Tax Liabilities

         Depreciation                              $ (1,735)
         Deferred income                             (1,527)
         Capitalized software                        (7,722)
         Operating leases                            (1,027)
         Capital leases                              (2,041)
         Other                                         (523)
                                                   --------
         Gross deferred tax liability              $(14,575)
                                                   ========


During fiscal 1994 the valuation allowance increased by $754,000.

7.  OPERATING LEASES

The Corporation has certain non-cancelable operating leases on automobiles, subsidiary locations, sales offices and service facilities, which expire within one to five years. These leases generally contain renewal options and provisions for payment by the lessee of executory costs (taxes, maintenance and insurance). In addition, the Corporation has entered into a non-cancelable operating lease with scheduled rent increases for its engineering facility which expires in the year 2003. The Corporation also has a non-cancelable operating lease for an industrial facility which expires December 31, 1995. This facility was vacated as part of a cost reduction program in 1988 (see Note
12).

The following is a schedule of the future minimum payments on such leases at September 30, 1994 (in thousands):

                                        1995       1996       1997       1998    1999 and thereafter
- - ----------------------------------------------------------------------------------------------------
                                      $6,413     $4,320     $2,996   $ 2,408     $ 8,342
- - ----------------------------------------------------------------------------------------------------
Total future minimum lease
  payments                                                                       $24,479
Less:  future sublease income,
  non-cancelable through 2000                                                      9,558
- - ----------------------------------------------------------------------------------------------------
Net future rental expense                                                        $14,921
- - ----------------------------------------------------------------------------------------------------

Net rental expense for the three most recent fiscal years was (in thousands):

                                                                    Deferred
                                      Rental        Sublease          Income
                                     Expense          Income     Amortization             Net
- - ----------------------------------------------------------------------------------------------
1994                                 $ 7,650          $1,538           $   -           $6,112
1993                                  10,236           1,952             814            7,470
1992                                  11,680           1,904           1,412            8,364
- - ----------------------------------------------------------------------------------------------

8. STOCKHOLDERS' EQUITY

Authorized: 35,000,000 shares of Common Stock - par value $.10 per share; 35,000,000 shares of Class B Stock - par value $.10 per share; 3,000,000 shares of Preferred Stock - par value $.10 per share (of which no shares have been issued):

Transactions in capital stock during fiscal 1992, 1993 and 1994 were as follows (in thousands except share amounts):

                                                    Capital Stock              Capital           Treasury Stock            Foreign
                                              -------------------------      in Excess      ------------------------       Currency
                                                  Shares         Amount         of Par         Shares         Amount    Translation
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1991                   16,479,117         $1,648        $47,699      1,058,107        ($7,203)          $758
Exercise of stock options                          1,500            -                5            -              -              -
Foreign currency translation adjustment              -              -              -              -              -             (306)
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1992                   16,480,617          1,648         47,704      1,058,107         (7,203)           452
Exercise of stock options                        444,561             44          1,995         23,951           (259)           -
Employee stock purchase plan                      55,403              6            365            -              -              -
Foreign currency translation adjustment              -              -              -              -              -           (1,529)
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1993                   16,980,581          1,698         50,064      1,082,058         (7,462)        (1,077)
Exercise of stock options                        448,617             45          2,122        (11,559)          (106)           -
Employee stock purchase plan                      54,541              5            806        (44,079)           306            -
Business acquisition                                 -              -              573       (184,647)         1,273            -
Private placement offering                     1,250,000            125         14,462            -              -              -
Foreign currency translation adjustment              -              -              -              -              -              176
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1994                   18,733,739         $1,873        $68,027        841,773        ($5,989)         ($901)
===================================================================================================================================

Class B Stock, under certain circumstances, has greater voting power in the election of directors. However, Common Stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B Stock. The Corporation has never paid cash dividends, and dividends are not permitted by the Corporation's revolving credit and term loan agreement. Class B Stock has limited transferability and is convertible into Common Stock at any time on a share-for-share basis. At September 30, 1994, 1993 and 1992, 2,271,780, 2,466,231 and 2,705,670 shares, respectively, of Class B Stock were outstanding.

On May 27, 1994, the Corporation completed the sale of 1,250,000 shares of comon stock through a private placement offering. The sales price was $12.375 per common share. Net proceeds of $14.6 million were used to reduce debt and to provide additional working capital.

9.  INDUSTRY AND GEOGRAPHIC AREA INFORMATION

The Corporation operates solely in the data communications industry, where it designs, assembles, markets, installs and services products that enable users to build global, multimedia communications networks. These products include network management systems, multiplexers and data sets for a wide range of industrial, commercial and service corporations, government agencies, and domestic and international communications common carriers.

Geographic area information for 1994, 1993 and 1992 is presented below (in thousands):

                                               Western
                                               Hemisphere
1994                       United States       (except U.S.)       Europe    Eliminations       Consolidated
- - ------------------------------------------------------------------------------------------------------------
Revenues                        $157,685(1)         $27,860        $25,445       $      -          $210,990
Transfers between geo-
 graphic areas                    36,726                  -          2,515        (39,241)                -
Total revenues                  $194,411            $27,860        $27,960       $(39,241)         $210,990
Operating profit(loss)          $  6,242            $  (513)       $   (30)      $      -          $  5,699
General corporate expenses,
 net                                                                                                 (4,789)
Interest expense                                                                                     (3,780)
Loss before income taxes
  and accounting changes                                                                             (2,870)
Total assets                    $149,983            $14,621        $15,660       $      -          $180,264


                                              Western
                                              Hemisphere
1993                         United States    (except U.S.)        Europe    Eliminations       Consolidated
- - ------------------------------------------------------------------------------------------------------------
Revenues                        $160,508(1)         $28,778        $22,561      $       -          $211,847
Transfers between geo-
 graphic areas                    28,882                  -              -        (28,882)                -
   Total revenues               $189,390            $28,778        $22,561      $ (28,882)         $211,847
Operating profit(loss)           $13,180            $   (25)         1,364      $       -          $ 14,519
General corporate expenses,
 net                                                                                                 (5,396)
Interest expense                                                                                     (1,982)
Income before income
  taxes                                                                                            $  7,141
Total assets                    $121,208            $ 8,018        $12,450      $       -          $141,676
- - ------------------------------------------------------------------------------------------------------------

                                              Western
                                              Hemisphere
1992                         United States    (except U.S.)        Europe    Eliminations       Consolidated
- - ------------------------------------------------------------------------------------------------------------
Revenues                        $148,329(1)         $27,465        $22,064        $      -         $197,858
Transfers between geo-
 graphic areas                    26,568                  -              -         (26,568)               -
   Total revenues               $174,897            $27,465        $22,064        $(26,568)        $197,858
Operating profit(loss)          $ 13,018            $  (975)       $(1,089)       $      -         $ 10,954
General corporate expenses,
 net                                                                                                ( 5,065)
Interest expense                                                                                     (2,692)
Income before income
  taxes                                                                                            $  3,197
Total assets                    $107,949            $ 8,972        $10,733        $      -         $127,654
===========================================================================================================

(1) Includes export sales by domestic operations of $25,126 ,$21,793 and $23,315 for fiscal 1994, 1993 and 1992, respectively.

Approximately $15.2 million, or 28.5%, of consolidated accounts receivable at September 30, 1994 ($9.3 million, or 22.9%, at September 30, 1993) were concentrated in telephone companies located in North America and Europe. These receivables are not collateralized due to the high credit ratings and the extensive financial resources available to such telephone companies.

10.  EMPLOYEE INCENTIVE PLANS

STOCK OPTION PLANS

Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-qualified stock options at an exercise price equal to or less than the market price on the date of grant. Once granted, options become exercisable in whole or in part after the first year and generally expire within ten years. Under the terms of these stock option plans, the Corporation has reserved a total of 2,997,837 shares of Common Stock in 1994 (2,832,096 in 1993).

The following summarizes activity in fiscal 1992, 1993 and 1994 under these stock option plans:

                                                                    Shares             Option Price
- - ---------------------------------------------------------------------------------------------------------
Options outstanding, September 30, 1991 (866,526 exercisable)       1,803,660         $2.00 to   $8.00
Options granted                                                       649,545          3.75 to    3.82
Options exercised                                                      (1,500)         3.44 to    3.69
Options canceled or expired                                          (315,525)         3.34 to    5.69

- - ---------------------------------------------------------------------------------------------------------
Options outstanding, September 30, 1992 (909,236 exercisable)       2,136,180         $2.00 to  $ 8.00
Options granted                                                       824,200          3.62 to   14.50
Options exercised                                                    (444,561)         2.00 to    5.75
Options canceled or expired                                           (70,802)         3.81 to    8.00

- - ---------------------------------------------------------------------------------------------------------
Options outstanding, September 30, 1993 (873,394 exercisable)       2,445,017         $2.00 to  $14.50
Options granted                                                       660,097          8.63 to   19.94
Options exercised                                                    (473,992)         2.00 to   11.63
Options canceled or expired                                           (84,925)         3.62 to   15.50

- - ---------------------------------------------------------------------------------------------------------
Options outstanding, September 30, 1994 ( 871,075 exercisable)      2,546,197         $2.00 to  $19.94
=========================================================================================================


STOCK PURCHASE PLAN

The Corporation has a stock purchase plan to encourage employees to participate in the Corporation's future growth. At September 30, 1994, 553,691 shares were reserved for purchase by employees through payroll deductions regularly accumulated over six-month payment periods. At the end of each payment period, Common Stock is purchased at 85% of the market value of the stock on the first or last day of the payment periods, whichever is lower. However, the purchase of Common Stock under this plan is prohibited if 85% of the market value of the Common Stock is less than the book value per share. Note 8, "Stockholders' Equity," presents the historical activity under this plan.

                                 *   *  *  *  *

No charges are made to income for stock purchases or incentive stock options granted or exercised under the stock purchase and stock option plans. When shares are purchased under the stock purchase plan or issued upon exercise of incentive stock options, the excess of amounts paid over par value is credited to capital in excess of par value.

EMPLOYEE RETIREMENT SAVINGS AND DEFERRED PROFIT SHARING PLAN

Under the retirement savings provisions of the Corporation's retirement plan, established under Section 401(k) of the Internal Revenue Code, employees are generally eligible to contribute to the plan after six months of continuous service, in amounts determined by the plan. The Corporation contributes an additional 50% of the employee contribution up to certain limits (not to exceed 1.5% of total eligible compensation). Employees become fully vested in the Corporation's contributions after five years of continuous service, death, disability or upon reaching age 65. The amounts charged to expense for the years ended September 30, 1994, 1993 and 1992 were $838,800, $808,800 and
$601,400, respectively.

The deferred profit sharing provisions of the plan include retirement and other related benefits for substantially all of the Corporation's full-time employees. Contributions under the plan are funded annually and are based, at a minimum, upon a formula measuring profitability in relation to revenues. Additional amounts may be contributed at the discretion of the Corporation. There was no contribution for fiscal 1994. The Corporation's contributions for fiscal 1993 and 1992 were $357,050 and $156,600, respectively.

11.  LEASING SUBSIDIARY

The Corporation's consolidated financial statements include the accounts of its wholly-owned leasing subsidiary, DataComm Leasing Corporation. The leasing subsidiary purchases equipment for lease to others from General DataComm, Inc., its sole supplier.

The following represents the condensed financial information of DataComm Leasing Corporation (in thousands):

Financial Condition
September 30,                                               1994           1993
- - --------------------------------------------------------------------------------------------

Current assets                                            $ 2,276        $ 2,272
Noncurrent assets                                           2,637          3,135
Due from General DataComm, Inc.                            27,443         24,315
- - --------------------------------------------------------------------------------------------
Total assets                                              $32,356        $29,722
- - --------------------------------------------------------------------------------------------

Current liabilities                                       $   876        $   863
Noncurrent liabilities                                         23             66
Stockholder's equity                                       31,457         28,793
- - --------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                $32,356        $29,722
============================================================================================

Results of Operations
Years ended September 30,                                   1994            1993        1992
- - --------------------------------------------------------------------------------------------
Net revenues                                               $6,713        $ 7,524      $7,411
- - --------------------------------------------------------------------------------------------
Income before income taxes                                 $4,388        $ 5,206      $5,634
============================================================================================

LEASE FINANCING PROGRAMS

DataComm Leasing Corporation maintains agreements with financial institutions whereby certain finance lease receivables are transferred with full recourse. The underlying equipment is retained as collateral by DataComm Leasing Corporation. Proceeds received by the leasing subsidiary from the transfer of such receivables amounted to $3,618,000, $4,193,000 and $3,751,000 for fiscal 1994, 1993 and 1992, respectively. The balance of all transferred receivables which were due to be paid by the original lessees under the remaining lease terms as of September 30, 1994 and 1993 amounted to $6,836,000 and $7,129,000, respectively.

12.  RESTRUCTURING OF OPERATIONS

The Corporation remains obligated for a leased industrial facility, located in Connecticut, which was vacated in 1988 as part of a cost reduction program.
The Corporation anticipates that reserves, in the total amount of $2,848,250 at September 30, 1994, of which $2,256,189 are classified as a current liability, are adequate to cover the estimated future costs to carry the facility through the end of its lease term, December 31, 1995.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands except per share data

Fiscal 1994                                                   First          Second         Third           Fourth
- - -------------------------------------------------------------------------------------------------------------------
Revenues                                                     $48,050         $48,032       $54,903          $60,005
Gross profit                                                  22,806          22,802        25,563           29,487
Operating income (loss)                                         (851)         (1,602)          575            2,539
Income (loss) before cumulative
   effect of accounting
   changes                                                    (1,876)           (810)         (502)           1,293
Net income (loss)(1)                                         $(2,309)        $  (810)      $  (502)         $ 1,293
Earnings (loss) per share before
  before cumulative effect
  of accounting changes(2)                                   $ (0.11)        $ (0.05)      $ (0.03)         $  0.07
Earnings (loss) per share(2)                                 $ (0.14)        $ (0.05)      $ (0.03)         $  0.07

===================================================================================================================


Fiscal 1993                                                   First          Second         Third          Fourth
- - -------------------------------------------------------------------------------------------------------------------
Revenues                                                     $54,272         $54,295       $51,267          $52,013
Gross profit                                                  25,216          25,606        25,076           25,544
Operating income                                               2,313           2,724         1,953            2,007
Net income                                                   $ 1,551         $ 1,918       $ 1,283          $ 1,364
Earnings per share                                           $  0.10         $  0.11       $ 0.07           $  0.08

===================================================================================================================


(1) First quarter 1994 net loss includes charges totaling $(433), resulting from the adoption of Financial Accounting Standards Nos. 106 and 112, effective October 1, 1993. As originally reported, net loss for the first quarter was $(1,993), or $(0.12) per share.

(2) Earnings (loss) per share amounts for each quarter are required to be computed independently and, in 1994, did not equal the full-year loss-per-share amounts.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors is incorporated by reference from the section entitled "ELECTION OF DIRECTORS" in the Corporation's Proxy Statement for 1995 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the Corporation's fiscal year ended September 30, 1994.


Name                              POSITION                                                       AGE
- - ----                              --------                                                       ---
Charles P. Johnson                Chairman of the Board of Directors                             67
                                  and Chief Executive Officer

Ross A. Belson                    President and Chief Operating Officer                          58

Frederick R. Cronin               Vice President, Technology and a Director                      63

Robert S. Smith                   Vice President, Business Development                           61

William S. Lawrence               Vice President, Finance and Chief Financial Officer            51

James R. Arcara                   Vice President, Corporate Operations                           59

Dennis J. Nesler                  Vice President and Treasurer                                   51

Rick L. Mantz                     Vice President, Engineering                                    48

Michael C. Thurk                  Senior Vice President, Marketing                               42

William G. Henry                  Corporate Controller                                           45

August J. Hof                     Vice President, Manufacturing Operations                       44

Eric A. Amster                    Vice President, U.S. Federal and Commercial Sales              40

V. Jay Damiano                    Vice President, U.S. Telecomm Sales                            49

Howard S. Modlin                  Secretary and a Director                                       63


Mr. Charles P. Johnson, Chairman of the Board and Chief Executive Officer, founded the Corporation in 1969.

Mr. Ross A. Belson, President and Chief Operating Officer, has served in his present capacity since joining the Corporation in August 1987. Before joining the Corporation, Mr. Belson held executive positions at Adage and Lexidata.

Mr. Frederick R. Cronin, Vice President, Technology, has served in executive capacities since the founding of the Corporation.

Mr. Robert S. Smith, Vice President, Business Development, has held positions of major responsibility within the Corporation since its formation and has served in executive capacities since February 1973.

Mr. William S. Lawrence, Vice President, Finance and Chief Financial Officer, has served in his present capacity since joining the Corporation in April 1977.

Mr. James R. Arcara, Vice President, Corporate Operations, has held positions of major responsibility within the Corporation since its formation and has served in executive capacities since September 1978.

Mr. Dennis J. Nesler, Vice President and Treasurer since May 1987 and Treasurer since July 1981, joined the Corporation in 1979 as Vice President of the Corporation's wholly owned leasing subsidiary, a capacity in which he still serves.

Mr. Rick L. Mantz, Vice President, Engineering, has served in this capacity since joining the Corporation in 1988. From October 1985, Mr. Mantz served as Assistant Vice President of Engineering at Timeplex, Inc.

Mr. Michael C. Thurk, Senior Vice President, Marketing, joined the Corporation in January 1994. Before that time, Mr. Thurk held various positions within the networking business of Digital Equipment Corporation over a period of fourteen years. Mr. Thurk's most recent position at Digital was Vice President of the Telecommunications Business segment.

Mr. William G. Henry, Corporate Controller, has served in this capacity since joining the Corporation in 1984.

Mr. August J. Hof, Vice President, Manufacturing Operations since June 1989, joined the Corporation in 1985 as Printed Circuit Board Plant Manager.

Mr. Eric A. Amster, Vice President, U.S. Federal and Commercial Sales, was elected officer of the Corporation in August 1993. He joined the Corporation in the sales organization in 1981 and has held positions of increasing responsibility since that time.

Mr. V. Jay Damiano, Vice President, U.S. Telecomm Sales, was elected officer of the Corporation in August 1993. He joined the Corporation in the sales organization in 1984 and has held positions of increasing responsibility since that time.

Mr. Howard S. Modlin, Secretary, an attorney and partner of the firm of Weisman, Celler, Spett & Modlin, has been Secretary and counsel to the Corporation since its formation.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER TRANSACTIONS WITH
          MANAGEMENT

          To be filed by amendment.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          To be filed by amendment.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS

During the period October 1, 1987 through September 30, 1991, the Corporation granted unsecured loans to Messrs. Charles P. Johnson (Chairman of the Board), Frederick R. Cronin (Vice President, Technology) and Robert S. Smith (Vice President, Business Development) in the amounts of $453,045, $100,000 and $200,000, respectively, which were due January 31, 1995, April 14, 1994 and April 14, 1994, respectively. During fiscal 1994, Messrs. Johnson, Cronin and Smith repaid their respective balances in full and were not indebted to the Corporation at September 30, 1994. All loans were made for the personal needs of the respective executive officers.

During fiscal 1989, Mr. Rick L. Mantz (Vice President, Engineering) was granted a secured loan by the Corporation in the maximum amount of $75,000. Mr. Mantz's loan was secured by a third mortgage on a property located in Southbury, Connecticut and bore interest at the rate of 9% per annum, payable bi-weekly. During fiscal 1994, Mr. Mantz's final principal balance of $18,750 was forgiven in accordance with the loan terms. The loan was made for the personal needs of Mr. Mantz pursuant to employment negotiations at the time he was hired by the Corporation.


BUSINESS RELATIONSHIPS WITH DIRECTORS

During the fiscal year ended September 30, 1994, $700,000 in fees were paid to the law firm of which Howard S. Modlin is a partner.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)(1)   Financial statements and schedules of the registrant and its subsidiaries are listed in the accompanying "Index to
         Financial Statements and Schedules" on page F-1 hereof and are filed as part of this Report.
   (2)   All Exhibits.
  3.1    Restated Certificate of Incorporation of the Corporation.(1)
  3.2    Amended and Restated By-Laws of the Corporation.(2)
 10.1    Capital Equipment Financing Agreement between General DataComm, Inc. and Societe Generale Financial Corporation.(3)
 10.2    Transfer of Receivables Agreement between DataComm Leasing Corporation and Sanwa Business Credit Corporation.(4)
 10.3    1979 Employee Stock Purchase Plan.(5)
 10.4    1983 Stock Option Plan.(6)
 10.5    1984 Incentive Stock Option Plan.(7)
 10.6    1985 Stock Option Plan.(8)
 10.7    Amendment to the 1984 Incentive Stock Option Plan.(9)
 10.8    Amendments to the 1984 Incentive Stock Option Plan.(10)
 10.9    Retirement Savings and Deferred Profit Sharing Plan.(11)
 10.1    Capital Equipment Financing Agreement between General DataComm, Inc. and Center Capital Corporation.(12)
10.11    Capital Equipment Financing Agreement between General DataComm Industries, Inc. and Hewlett Packard Company.(13)
10.12    Capital Equipment Financing Agreement between General DataComm Industries, Inc. and General Electric Capital
         Corporation.(14)
10.13    1991 Stock Option Plan.(15)
10.14    Credit Agreement between General DataComm Industries, Inc. and The Chase Manhattan Bank.(16)
10.15    Second Amended and Restated Revolving Credit Term Loan and Security Agreement between General DataComm Industries, Inc.
         et al. and
         The Bank of New York et al.(17)
   11.   Calculation of Earnings Per Share for the fiscal years ended September 30, 1992 through 1994, inclusive.
   13.   Annual Report to Stockholders for the year ended September 30, 1994.  The 1994 Annual Report to Stockholders will be furnished for the information of the Commission and is not deemed "filed." (To be filed by amendment.)
   21.   List of subsidiaries.

(1) Incorporated by reference from Form 10-Q for quarter ended June 30, 1988, Exhibit 3.1. Amendments thereto are filed as Exhibit 3.1 to Form 10-Q for quarter ended March 31, 1990.
(2) Incorporated by reference from Exhibit 3.2 to Form 10-K for year ended September 30, 1987.
(3) Incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended June 30, 1989.
(4) Incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended June 30, 1989.

(5)      1979 Employee Stock Purchase Plan is incorporated by reference from
         Part II of prospectus dated September 30, 1991, contained in Form S-8, Registration Statement No. 33-43050.
(6) Incorporated by reference from Exhibit 1(c) to Form S-8, Registration Statement No. 2-92929.Amendments thereto are filed as Exhibit 10.3 to Form 10-Q for quarter ended December 31, 1987 and as Exhibit 10.3.1 to Form 10-Q for quarter ended June 30, 1991.
(7) Incorporated by reference from Exhibit 1(a), Form S-8, Registration Statement No. 2-92929. Amendment thereto is filed as Exhibit 10.2 to Form 10-Q for quarter ended June 30, 1991.
(8) Incorporated by reference from Exhibit 10a, Form S-8, Registration Statement No. 33-21027.
         Amendments thereto are incorporated by reference from Part II of prospectus dated August 21, 1990, contained in Form S-8, Registration Statement No. 33-36351 and as Exhibit 10.3.2 to Form 10-Q for quarter ended June 30, 1991.
(9) Incorporated by reference from Exhibit 10.19 to Form 10-K for year ended September 30, 1987.
(10) Incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended December 31, 1987.
(11)     Incorporated by reference from Form S-8, Registration Statement No.
         33-37266.
(12) Incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended December 31, 1991 and Exhibit 28.2 to Form 10-Q for quarter ended March 31, 1992.
(13) Incorporated by reference from Exhibit 28.3 to Form 10-Q for quarter ended March 31, 1992 and from Exhibit 28.3 to Form 10-Q for quarter ended June 30, 1992.
(14) Incorporated by reference from Exhibit 28.4 to Form 10-Q for quarter ended June 30, 1992 and from Exhibit 28.4 to Form 10-Q for quarter ended December 31, 1992.
(15) Incorporated by reference from Form S-8, Registration Statement No. 33-53150, from Form S-8, Registration Statement No. 33-62716 and from Form S-8, Registration Statement No. 33-53201.
(16) Incorporated by reference from Exhibit 10.21 to Form 10-K for the year ended September 30, 1993.
(17) Incorporated by reference from Exhibit 28.1 to Form 10-Q for the quarter ended June 30, 1994.

         (b) Reports on Form 8-K.
         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               GENERAL DATACOMM INDUSTRIES, INC.





                               By:       WILLIAM S. LAWRENCE
                                  ----------------------------------
                                         William S. Lawrence
                                         Vice President, Finance and
                                         Principal Financial Officer





Dated:  November 4, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Signature                                  Title                                 Date
- - ---------                                  -----                                 ----
CHARLES P. JOHNSON                         Chairman of the                       November 4, 1994
- - ------------------------------             Board and Chief
CHARLES P. JOHNSON                         Executive Officer




WILLIAM S. LAWRENCE                        Vice President, Finance               November 4, 1994
- - ------------------------------             and Principal Financial
WILLIAM S. LAWRENCE                        Officer





WILLIAM G. HENRY                           Corporate Controller                  November 4, 1994
- - ------------------------------
WILLIAM G. HENRY



HOWARD S. MODLIN                           Director and Secretary                November 4, 1994
- - -----------------------------
HOWARD S. MODLIN




LEE M. PASCHALL                            Director                              November 4, 1994
- - -----------------------------
LEE M. PASCHALL




FREDERICK R. CRONIN                        Director and                          November 4, 1994
- - -----------------------------              Vice President, Technology
FREDERICK R. CRONIN




JOHN L. SEGALL                             Director                              November 4, 1994
- - -----------------------------
JOHN L. SEGALL

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                   ITEM 14(A)


FINANCIAL STATEMENTS AND SCHEDULES INCLUDED                              PAGE
- - -------------------------------------------                              ----
Consolidated Balance Sheets at September 30,
  1994 and 1993.                                                          17

Consolidated Statements of Operations and Earnings Reinvested
  for the Years Ended September 30, 1994, 1993 and 1992.                  18

Consolidated Statements of Cash Flows for the Years
  Ended September 30, 1994, 1993 and 1992.                                19

Notes to Consolidated Financial Statements                                20

Report of Independent Accountants                                         F-2

Consent of Independent Accountants                                        F-3

Consolidated Financial Statement Schedules:

     II.    Amounts receivable from related parties and
            underwriters, promoters and employees other
            than related parties for the years ended
            September 30, 1994, 1993 and 1992.                            F-4

     V.     Property, plant and equipment for the years ended
            September 30, 1994, 1993 and 1992.                            F-5

     VI.    Accumulated depreciation and amortization of
            property, plant and equipment for the years
            ended September 30, 1994, 1993 and 1992.                      F-6

     VIII.  Valuation and qualifying accounts for the years
            ended September 30, 1994, 1993 and 1992.                      F-7

     X.     Supplementary income statement information
            for the years ended September 30, 1994, 1993
            and 1992.                                                     F-8

FINANCIAL STATEMENTS AND SCHEDULED OMITTED

Financial statements and schedules other than those included herein are omitted because they are not required or because the required information is presented elsewhere in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF GENERAL DATACOMM INDUSTRIES, INC.

We have audited the consolidated financial statements and financial statement schedules of General DataComm Industries, Inc. And Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General DataComm Industries, Inc. And Subsidiaries as of September 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for the years ended September 30, 1994, 1993 and 1992, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, effective October 1, 1993 the Corporation changed its methods of accounting for post-retirement benefits other than pensions, post-employment benefits and income taxes.



Coopers & Lybrand L.L.P.
Stamford, Connecticut
October 19, 1994

                       CONSENT OF INDEPENDENT ACCOUNTANTS




We consent to the incorporation by reference in the Registration Statements of General Datacomm Industries, Inc. and Subsidiaries on Form S-8 (File Nos. 2-92929, 33-21027, 33-36351, 33-37266, 33-43050, 33-53150, 33-62716 and
33-53201) and on Form S-3 (File No. 33-54417) of our report, which includes an explanatory paragraph for certain accounting changes, dated October 19, 1994, on our audits of the consolidated financial statements and financial statement schedules of General Datacomm Industries, Inc. and Subsidiaries as of September 30, 1994 and 1993 and for the years ended September 30, 1994, 1993, and 1992, which report is included in this Annual Report on Form 10-K.





Coopers & Lybrand L.L.P.
Stamford, Connecticut
November 4, 1994

GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992


                                                    Balance
                                                    Beginning                                             Balance at End
         Name of Debtor                             of Period             Additions       Deductions      of Period
         --------------                             --------------        ---------       ----------      --------------
1994     CHARLES P. JOHNSON                         $175,000 (b)          $      --       $175,000        $         --
                                                    ------------          ---------       --------        ------------
         Chairman of the Board
         of Directors and Chief
         Executive Officer,
         General DataComm Industries, Inc.

         ROBERT S. SMITH                            $ 65,000 (c)          $      --       $ 65,000        $         --
                                                    ------------          ---------       --------        ------------
         Vice President,
         Business Development,
         General DataComm Industries, Inc.


1993     CHARLES P. JOHNSON                         $453,045 (a)          $      --       $278,045        $175,000 (b)
                                                    ------------          ---------       --------        ------------
         Chairman of the Board
         of Directors and Chief
         Executive Officer,
         General DataComm Industries, Inc.


         ROBERT S. SMITH                            $100,000 (c)          $      --       $ 35,000        $ 65,000 (c)
                                                    ------------          ---------       --------        ------------
         Vice President,
         Business Development,
         General DataComm Industries, Inc.


1992     CHARLES P. JOHNSON                         $453,045 (a)          $      --       $     --        $453,045 (a)
                                                    ------------          ---------       --------        ------------
         Chairman of the Board
         of Directors and Chief
         Executive Officer,
         General DataComm Industries, Inc.


         ROBERT S. SMITH                            $100,000 (c)          $      --       $     --        $100,000 (c)
                                                    ------------          ---------       --------        ------------
         Vice President,
         Business Development,
         General DataComm Industries, Inc.

(a) Represents seven individual $50,000 and one $103,045 unsecured notes receivable, each of which bears interest at the rate of 7.65% per annum as of September 30, 1991, and September 30, 1992. These loans were scheduled to mature at dates ranging from December 1993 through February 1995.

(b) Represents one unsecured note receivable, which bears interest at the rate of 5.81% per annum at September 30, 1993. The loan, which was due January 31, 1995, was paid in full in February 1994.

(c) Represents one unsecured note receivable, which bears interest at the rate of 7.65% per annum at September 30, 1993. The loan, which was due in April 1994, was paid in full in March 1994.

GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
(IN THOUSANDS)


                    Balance at                                                              Balance
                    Beginning       Additions                  Translation       Other      at End
                    of Period       at Cost      Retirements   Adjustments     Changes(a)   of Period
                    ----------      ---------    -----------   -----------     ----------   ---------
1994
- - ----
Land                 $  1,745        $      5       $     --      $    14        $   --      $  1,764
Buildings and
  improvements         24,307           2,349           (425)         185           642        27,058
Test equipment,
  fixtures and
  field spares         43,183           5,591         (2,062)         272            28        47,012
Machinery and
  equipment            35,390           3,589         (1,507)         142           908        38,522
                     --------        --------       --------      -------        ------      --------
                     $104,625        $ 11,534       $ (3,994)     $   613        $1,578      $114,356
                     ========        ========       ========      =======        ======      ========
1993
- - ----
Land                 $    250        $  1,500(b)    $     --      $    (5)       $   --      $  1,745
Buildings and
  improvements         11,152          13,395(b)         (54)        (186)           --        24,307
Test equipment,
  fixtures and
  field spares         53,694           3,680        (13,333)        (858)           --        43,183
Machinery and
  equipment            33,129           3,803         (1,105)        (437)           --        35,390
                     --------        --------       --------      -------        ------      --------
                     $ 98,225        $ 22,378       $(14,492)     $(1,486)       $           $104,625
                     ========        ========       ========      =======        ======      ========
1992
- - ----
Land                 $    250        $     --       $     --      $    --        $   --      $    250
Buildings and
  improvements         10,970             173             (2)          11            --        11,152
Test equipment,
  fixtures and
  field spares         51,637           4,254         (2,183)         (14)           --        53,694
Machinery and
  equipment            30,906           2,730           (372)        (135)           --        33,129
                     --------        --------       --------      -------        ------      --------
                     $ 93,763        $  7,157       $ (2,557)     $  (138)       $   --      $ 98,225
                     ========        ========       ========      =======        ======      ========



(a) Reflects property, plant and equipment at cost associated with the November 1993 acquisition of Netcomm Limited.

(b) Includes the purchase of the Company's principal manufacturing facility and corporate headquarters in September 1993 for $14,473, which was partially financed by mortgages in the amount of $11,925.

GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
(IN THOUSANDS)




                                    Additions
                    Balance at      Charged to                                              Balance
                    Beginning       Costs and                  Translation       Other      at End
                    of Period       Expenses     Retirements   Adjustments     Changes(a)   of Period
                    ---------       ---------    -----------   -----------     ----------   --------
1994
- - ----
Buildings and
  improvements        $ 7,157         $ 1,285       $   (416)     $    37        $   83      $  8,130
Test equipment,
  fixtures and
  field spares         34,259           3,583         (2,016)         221            13        36,076
Machinery and
  equipment            25,968           3,908         (1,372)          99           439        29,042
                      -------         -------       --------      -------        ------      --------
                      $67,384         $ 8,776       $ (3,804)     $   357        $  535      $ 73,248
                      =======         =======       ========      =======        ======      ========
1993
- - ----
Buildings and
  improvements        $ 5,994         $ 1,304       $    (54)     $   (87)       $   --      $  7,157
Test equipment,
  fixtures and
  field spares         44,572           3,458        (13,113)        (658)           --        34,259
Machinery and
  equipment            24,145           3,223         (1,090)        (310)           --        25,968
                      -------         -------       --------      -------        ------      --------
                      $74,711         $ 7,985       $(14,257)     $(1,055)       $   --      $ 67,384
                      =======         =======       ========      =======        ======      ========
1992
- - ----
Buildings and
  improvements        $ 4,767         $ 1,219       $     (1)     $     9        $   --      $  5,994
Test equipment,
  fixtures and
  field spares         42,205           4,279         (1,879)         (33)           --        44,572
Machinery and
  equipment            21,388           3,188           (324)        (107)           --        24,145
                      -------         -------       --------      -------        ------      --------
                      $68,360         $ 8,686       $ (2,204)     $  (131)       $   --      $ 74,711
                      =======         =======       ========      =======        ======      ========


(a) Reflects accumulated depreciation and amortization associated with the November 1993 acquisition of Netcomm Limited.

Note: Depreciation and amortization is computed on the straight-line method over the following estimated useful lives:
       Buildings and improvements - 3 to 30 years
       Test equipment, fixtures and field spares - 3 to 10 years
       Machinery and equipment - 2 to 10 years

GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
(IN THOUSANDS)


                                                   Additions
                               Balance at          Charged to                             Balance
                               Beginning           Costs and                              at End
                               of Period           Expenses         Deductions (b)        of Period
                               ---------           --------         --------------        ---------
1994
Allowance for doubtful
receivables (a)                $1,575              $  339           $  296                $1,618
                               ------              ------           ------                ------




1993
Allowance for doubtful
receivables (a)                $1,597              $  504           $  526                $1,575
                               ------              ------           ------                ------


1992
Allowance for doubtful
receivables (a)                $2,212              $  627           $1,242                $1,597
                               ------              ------           ------                ------


- - --------------------
(a) Deducted from asset accounts.

(b) Uncollectible accounts written off, net of recoveries.

GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION FOR THE
YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992




                                           CHARGED TO EXPENSE
                                           ------------------


Years Ended September 30:         1994             1993             1992
                                  ----             ----             ----
 Advertising                      $4,524,000       $3,510,000        $3,310,000

Amounts for maintenance and repairs, depreciation and amortization of intangible assets, taxes other than income or payroll taxes and royalties are not presented, as such amounts are presented elsewhere in the financial statements or notes thereto, or were less than 1% of total revenues in each of the three periods presented.

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.                          Description
- - -------                        -----------
(a)(1)   Financial statements and schedules of the registrant and its subsidiaries are listed in the accompanying "Index to
         Financial Statements and Schedules" on page F-1 hereof and are filed as part of this Report.
   (2)   All Exhibits.
  3.1    Restated Certificate of Incorporation of the Corporation.(1)
  3.2    Amended and Restated By-Laws of the Corporation.(2)
 10.1    Capital Equipment Financing Agreement between General DataComm, Inc. and Societe Generale Financial Corporation.(3)
 10.2    Transfer of Receivables Agreement between DataComm Leasing Corporation and Sanwa Business Credit Corporation.(4)
 10.3    1979 Employee Stock Purchase Plan.(5)
 10.4    1983 Stock Option Plan.(6)
 10.5    1984 Incentive Stock Option Plan.(7)
 10.6    1985 Stock Option Plan.(8)
 10.7    Amendment to the 1984 Incentive Stock Option Plan.(9)
 10.8    Amendments to the 1984 Incentive Stock Option Plan.(10)
 10.9    Retirement Savings and Deferred Profit Sharing Plan.(11)
 10.1    Capital Equipment Financing Agreement between General DataComm, Inc. and Center Capital Corporation.(12)
10.11    Capital Equipment Financing Agreement between General DataComm Industries, Inc. and Hewlett Packard Company.(13)
10.12    Capital Equipment Financing Agreement between General DataComm Industries, Inc. and General Electric Capital
         Corporation.(14)
10.13    1991 Stock Option Plan.(15)
10.14    Credit Agreement between General DataComm Industries, Inc. and The Chase Manhattan Bank.(16)
10.15    Second Amended and Restated Revolving Credit Term Loan and Security Agreement between General DataComm Industries, Inc.
         et al. and
         The Bank of New York et al.(17)
   11.   Calculation of Earnings Per Share for the fiscal years ended September 30, 1992 through 1994, inclusive.
   13.   Annual Report to Stockholders for the year ended September 30, 1994.  The 1994 Annual Report to Stockholders will be furnished for the information of the Commission and is not deemed "filed." (To be filed by amendment.)
   21.   List of subsidiaries.
   27.   Financial Data Schedule.

(1) Incorporated by reference from Form 10-Q for quarter ended June 30, 1988, Exhibit 3.1. Amendments thereto are filed as Exhibit 3.1 to Form 10-Q for quarter ended March 31, 1990.
(2) Incorporated by reference from Exhibit 3.2 to Form 10-K for year ended September 30, 1987.
(3) Incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended June 30, 1989.
(4) Incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended June 30, 1989.

(5)      1979 Employee Stock Purchase Plan is incorporated by reference from
         Part II of prospectus dated September 30, 1991, contained in Form S-8, Registration Statement No. 33-43050.
(6) Incorporated by reference from Exhibit 1(c) to Form S-8, Registration Statement No. 2-92929.Amendments thereto are filed as Exhibit 10.3 to Form 10-Q for quarter ended December 31, 1987 and as Exhibit 10.3.1 to Form 10-Q for quarter ended June 30, 1991.
(7) Incorporated by reference from Exhibit 1(a), Form S-8, Registration Statement No. 2-92929. Amendment thereto is filed as Exhibit 10.2 to Form 10-Q for quarter ended June 30, 1991.
(8) Incorporated by reference from Exhibit 10a, Form S-8, Registration Statement No. 33-21027.
         Amendments thereto are incorporated by reference from Part II of prospectus dated August 21, 1990, contained in Form S-8, Registration Statement No. 33-36351 and as Exhibit 10.3.2 to Form 10-Q for quarter ended June 30, 1991.
(9) Incorporated by reference from Exhibit 10.19 to Form 10-K for year ended September 30, 1987.
(10) Incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended December 31, 1987.
(11)     Incorporated by reference from Form S-8, Registration Statement No.
         33-37266.
(12) Incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended December 31, 1991 and Exhibit 28.2 to Form 10-Q for quarter ended March 31, 1992.
(13) Incorporated by reference from Exhibit 28.3 to Form 10-Q for quarter ended March 31, 1992 and from Exhibit 28.3 to Form 10-Q for quarter ended June 30, 1992.
(14) Incorporated by reference from Exhibit 28.4 to Form 10-Q for quarter ended June 30, 1992 and from Exhibit 28.4 to Form 10-Q for quarter ended December 31, 1992.
(15) Incorporated by reference from Form S-8, Registration Statement No. 33-53150, from Form S-8, Registration Statement No. 33-62716 and from Form S-8, Registration Statement No. 33-53201.
(16) Incorporated by reference from Exhibit 10.21 to Form 10-K for the year ended September 30, 1993.
(17) Incorporated by reference from Exhibit 28.1 to Form 10-Q for the quarter ended June 30, 1994.

         (b) Reports on Form 8-K.
         No reports on Form 8-K were filed during the last quarter of the period covered by this report.