Form 10-K/A
period 1994-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 1994-12-09
CIK 40518

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

The aggregate market value of the voting stock of the Registrant held by nonaffiliates as of September 30, 1994: $445,389,246
                                         ------------

Number of shares of Common and Class B Stock outstanding as of September 30, 1994:

                       15,620,186 Shares of Common Stock
                       2,271,780 Shares of Class B Stock


Item 10 as to Directors and Items 11 and 12 to be filed by definitive proxy statement.

                       GENERAL DATACOMM INDUSTRIES, INC.

                               TABLE OF CONTENTS


PART I                                                                               Page
- ------                                                                               -----
Item 1.          Business                                                            3

Item 2.          Properties                                                         11

Item 3.          Legal Proceedings                                                  12

Item 4.          Submission of Matters to a Vote of
                 Security Holders                                                   12

PART II
- -------

Item 5.          Market for the Registrant's Common
                 Equity and Related Stockholder Matters                             13

Item 6.          Selected Financial Data                                            14

Item 7.          Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                                 15

Item 8.          Financial Statements and Supplementary Data                        21

Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                35


PART III
- --------

Item 10.         Directors and Executive Officers of the Registrant                  36

Item 11.         Executive Compensation                                              38

Item 12.         Security Ownership of Certain Beneficial
                 Owners and Management                                               38

Item 13.         Certain Relationships and Related
                 Transactions                                                        38

PART IV
- -------

Item 14.         Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                                             39

                                     PART I


ITEM 1.  BUSINESS

General DataComm Industires, Inc. was incorporated in 1969 under the laws of the State of Delaware. Unless the context otherwise requires, the term "Corporation" or "GDC" as used here and in the following pages means General DataComm Industries, Inc. and its subsidiaries.

OVERVIEW

GDC is a leading worldwide provider of wide area networking and telecommunications products. The Corporation designs, assembles, markets, installs and maintains products and services that enable telecommunications common carriers, corporations and governments to build, upgrade and better manage their global telecommunications networks. Products include multiplexers, internetworking equipment, digital data sets, analog modems, Asynchronous Transfer Mode ("ATM") cell switches, network management systems and comprehensive support services. The Corporation sells and leases its products through its own worldwide sales and service organizations, as well as through local distributors and value-added resellers.

GDC's customer base includes: Local Exchange Carriers including all seven Regional Bell Operating Companies, Bell Canada and GTE; Competitive Access Providers including MFS Datanet; Interexchange Carriers including AT&T, MCI and Sprint; corporate end users such as American Airlines, Citicorp, EDS, Harris, Hitachi and Hongkong & Shanghai Bank; and government entities including the British Ministry of Defence, the French Ministry of State, NASA, the U.S. State Department and many state and local governments.

The Corporation's executive offices are located at 1579 Straits Turnpike, Middlebury, Connecticut, 06762-1299 and its telephone number is (203) 574-1118.

STRATEGY

The Corporation's broad product line provides integrated networking solutions used to construct global data, voice and video communications networks. The Corporation's core product line of multiplexers and internetworking equipment, digital data sets and analog modems has historically combined advanced wide area networking technology with analog and digital transmission capabilities. During the last several years the Corporation has emphasized its digital product offerings over its analog products as telephone companies upgrade their transmission facilities and offer new digital services at substantially lower rates.

In the early 1990s, the Corporation identified ATM technology as the preferred solution for addressing problems caused by the increasing limitations of conventional Local Area Network ("LAN") and Wide Area Network ("WAN") technologies. ATM provides a dramatic increase in capacity throughout networks, carrying both LAN and WAN traffic faster than conventional networking technologies. ATM also enables the transmission of voice, video and high-speed data traffic on a single communications line. After reviewing various strategic alternatives for entering the ATM market, the Corporation entered into a distribution and technology transfer agreement with Netcomm Limited ("Netcomm") in December 1992. The Corporation subsequently acquired Netcomm in 1993.

By offering ATM solutions to its customers, the Corporation believes it has enhanced its position as a leading supplier of wide area networking and telecommunications products. The Corporation's strategy of providing integrated solutions to its customers is based upon the following:

Capitalizing on ATM Technology. The Corporation believes it has a leading position in the ATM switch market. The following entities have deployed, or announced their intention to deploy, GDC's

ATM cell switches in their proposed ATM networks: Ameritech, Bell Canada, MCI, MFS Datanet, Telecom Finland and Australia's Defence, Science and Technology Organisation. As of September 30, 1994, GDC, including Netcomm, had shipped 241 ATM switches and related products to a variety of customers in 15 countries (79 customer trial and 162 sold). The Corporation also believes that growing market awareness of its ATM switch technology has increased customer exposure to GDC's other products.

Providing Cost-Effective Flexible Product Solutions. The Corporation's product families are designed with architectures that scale to most network sizes and cost requirements. Customers can select the products that are most appropriate for their needs and migrate to higher capacity products over time. GDC's common software modules across product families allow the end user to utilize a single network management system, which provides value-added capabilities such as extensive alarm reporting, diagnostics and advanced service restoral options for each circuit in the network.

Improving Performance of Customer Networks. The Corporation's products are designed to improve network efficiency by increasing transmission speed, compressing and consolidating voice and data communication and providing dynamic bandwidth allocation.

Leveraging Global Customer Base, Distribution and Support. The Corporation has a worldwide customer base of corporate and government users and telecommunications carriers. The Corporation has global distribution capabilities and products installed in nearly 60 countries around the world. GDC's ability to provide international customer service and support is critical to customers that run mission-critical applications over their networks.

ATM MARKET

Background. Improvements in microprocessor technology over the past several years have significantly changed the way users design and build communications networks. Corporations are migrating away from mainframe centric computer networks and moving to client/server architectures in which increasing processing power is located on the desktop. Personal computers ("PCs") and workstations are connected together to form LANs, and large corporations today may have up to several hundred LANs within their enterprise. LANs typically use shared medium technologies like Ethernet, Token Ring and Fiber Distributed Data Interface. These LAN technologies require that all users contend for the available bandwidth and consequently, as the number of users increases, throughput decreases. In addition, users find that shared medium LANs cannot provide the bandwidth necessary to support today's powerful PCs running communication-intensive applications.

WANs present an additional bottleneck constraining greater deployment of enterprise-wide networks. The underlying WAN architecture is optimized for low speed, constant bit-rate voice communications. It does not scale well to accommodate high-speed, burst-oriented data communications typical of a LAN. To address this problem, telecommunications carriers have deployed fiber optic transmission facilities in their networks over the past decade and are beginning to, or have announced their intention to, test and deploy ATM switches as the platform of choice for offering new, value-added services to their customers.

The need for more bandwidth in both the LAN and WAN environments to support current data processing and networking applications is a key factor driving demand for ATM products. Increasing numbers of applications combining voice, video and data will demand even more bandwidth than current applications.

ATM Segments. Although currently in the early stages of development, ATM is expected to become a leading transmission switch technology for communications networks. In April 1994, the Gartner Group, an independent market research and consulting firm, projected the market for all ATM products to grow from approximately $275 million in 1993 to approximately $3.1 billion in 1997, representing a compounded annual growth rate of over 80%. Within the broader ATM market, the Corporation has identified the four distinct segments described below and has chosen to pursue the enterprise and edge switch segments.

     Workgroup Hub. ATM workgroup hubs are devices used to connect high-speed workstations and servers to form a high performance, local computing environment. The Corporation expects switched Ethernet and virtual LAN architectures to be the dominant approaches to creating this local computing environment and anticipates a gradual migration to ATM desktop connectivity. GDC intends to address this market segment through partnerships or potential acquisitions in order to provide a timely entrance into this market.

     Enterprise Switch. Enterprise switches are used to interconnect a broad range of customer premise equipment, including LAN hubs, routers, multiplexers, PBXs and video codecs, across a campus or a more geographically dispersed area to create high-speed backbone networks linking major corporate locations. Key market requirements include a fault tolerant architecture and the ability to support a broad range of interfaces and adaptation capabilities for new, as well as legacy, technologies.

     Edge Switch. The telecommunications carrier edge switch is typically located in the central office of a Local Exchange Carrier, an Interexchange Carrier, a Competitive Access Provider or a Cable TV Operator. Switches are used as platforms to provide services to a number of end user locations. Common carriers also utilize these switches in the basements of buildings to offer new services to multiple customers. As with the enterprise switch market, fault tolerance and the ability to support a broad range of interfaces and adaptation capabilities are key requirements because carriers need maximum flexibility. In addition, the unique packaging and environmental requirements of telecommunications carriers must be met.

     Central Office Switch. At large central offices, all traffic in the network hierarchy has been converted into ATM cells and the required switches must provide up to hundreds of gigabits of throughput. GDC does not intend to address this market directly as the Corporation views the development costs of these switches to be high and believes this market is currently served by established central office switching providers. Rather, the Corporation intends to develop strategic partnerships with participants in this market as a vehicle for enhancing its position in the edge and enterprise switch markets.

GDC's Target ATM Segments. The enterprise and edge switch markets, which the Corporation is pursuing, address the points in a network where LAN, voice, video and other data applications converge with WANs and the greatest bandwidth bottlenecks exist. The Corporation also believes that, at present, these two segments are not adequately served by any established vendors.

PRODUCTS

In fiscal 1994, sales and leases of products represented approximately 84% of revenues while service revenues represented about 16% of revenues. GDC's line of products includes:

Multiplexers/Internetworking Products. GDC's multiplexer and internetworking products family includes systems for both branch office and corporate backbone locations which integrate voice, traditional data, video and LAN traffic over narrowband (56/64 Kbps) or wideband (fractional T1/E1 and T1/E1) digital services. By consolidating multiple forms of traffic over a single transmission line, these products dramatically decrease an end user's network costs. The Corporation's products integrate both time division multiplexing and packet switching (LAN routing and frame relay switching), thereby providing a flexible networking platform.

For the corporate backbone locations, the Corporation offers the TMS 3000 which supports a wide range of voice, facsimile, LAN, traditional data and video applications. In April 1993, GDC introduced the Office Communications Manager ("OCM"), a cost-effective networking solution for the branch office location. The Corporation believes the OCM is the only branch office product which offers the integration of voice, LAN routing, frame relay and traditional data at speeds ranging from 56/64 Kbps to T1/E1.

In corporate backbone environments requiring broadband speeds and services, the Corporation's APEX ATM switches can be used. The TMS 3000 and OCM can feed into the APEX switch enabling the Corporation to offer an integrated networking solution that scales from small remote or branch locations into regional wideband backbones and ultimately into ATM-based broadband backbones. Selling prices vary widely depending on the size and complexity of the system being ordered. The average sales prices of TMS and OCM products shipped in fiscal 1994 were approximately $47,000 and $6,000, respectively.

Digital Data Sets. Digital data sets are used to convert and interpret signals from computers and communications equipment into a form that is acceptable for transmission over telecommunications facilities. The Corporation offers a broad set of narrowband digital data sets that run at various speeds up to 64 Kbps and wideband digital data sets operating at fractional T1 and T1 speeds. GDC recently introduced broadband data sets running at T3 rates. GDC supplies its digital data sets to the major North American telephone companies and various end users. GDC continues to enhance its digital transmission product line by combining higher transmission speeds with value-added capabilities including data compression, concentration, protocol adaptation/conversion and network management. This enables the Corporation to offer differentiated, and, in some cases, unique transmission solutions and sustain better than average gross margins.

The Corporation is leveraging its digital transmission expertise by pursuing international markets. In China and in developing countries in Latin America and the Pacific Rim, there is insufficient copper wire installed to support the growing demand for communications services. The Corporation believes it is responding to these needs by offering new products utilizing transmission technologies like 2B1Q (Two Binary One Quarternary) and HDSL (High Speed Digital Subscriber Line). These products offer much higher transmission speeds while using half of the copper wire pairs normally needed to provision private line services. Sales prices of typical digital data sets range from $350 per unit to $2,000 per unit.

Analog Modems. Analog modems convert digital computer signals to a format that can be transmitted over telephone lines. As described above, the market for these modems has been shrinking as telephone networks move from an analog to a digital format. The Corporation offers a broad range of private line and dial-up analog modems operating at all standard speeds up to 19.2 Kbps.

GDC recently developed a new modem family, known as the V.F 28.8 family, offering transmission speeds twice as fast as modems conforming to any pre-V.34 standards and throughputs of up to 115 Kbps over basic analog dial-up facilities or two-wire analog private line circuits. The V.F 28.8 products enable faster transmission speeds on a single pair of wires versus traditional analog provisioning requiring two pairs. The Corporation is seeking to expand sales of its V.F 28.8 products through direct and indirect selling activities throughout the world and through licensing arrangements. GDC began shipping V.F 28.8 units in the first quarter of fiscal 1994 and expects sales of these products to partially offset expected declines in its traditional analog products, although at the present time sales of the V.F 28.8 modems are not a significant part of the Corporation's aggregate product sales. Sales prices of typical analog modems range from $244 per unit to $1,350 per unit.

ATM Switches and Network Management Systems. The Corporation currently offers a family of ATM switches and access products for both public and private networks under the GDC APEX name. The APEX product line consists of the APEX-DV2, the APEX-NPX and the APEX-MAC.

<Caption
SWITCH                    SPECIFICATIONS                        TARGETED SEGMENT
- ------                    --------------                        ----------------
APEX-DV2                  Provides up to 6.4 Gbps of            Enterprise switch for corporate
                          capacity and support for up           and government users.
                          to 64 ports within a single shelf,
                          utilizing AC power supplies.

APEX-NPX                  Provides up to 6.4 Gbps of            Edge switch for common carriers,
                          capacity and support for up           including telephone and cable
                          to 64 ports within a single           television companies.
                          shelf, utilizing DC power supplies.

APEX-MAC                  Provides up to 1.4 Gbps of            Lower capacity enterprise switch
                          capacity and support for 14 to        for corporate and government users
                          28 ports within a single shelf.       and common carriers.

GDC's APEX-NMS 3000 Network Management System supports the Corporation's APEX-ATM switches. The network management platform offers a powerful UNIX-based, object-oriented system employing a graphical user interface for ATM network management via the industry-standard Simple Network Management Protocol. The APEX-NMS 3000 enables a network manager to configure APEX switches and monitor the ATM switch network, the capacity and utilization of each ATM node and the status of each other component of the network.

Several major carriers have announced that they propose to use GDC-APEX ATM switches as their platform for new data communications services. A number of corporate customers also have purchased APEX switches. The Corporation believes its family of APEX switches have the following competitive features:

     * Scalability, allowing a customer to construct a multitiered switch network that scales in price and performance.
     * Flexibility, providing the customer with comprehensive interfaces and adaptation capabilities.
     * Traffic management architecture, providing networks with traffic policing, traffic prioritization and buffer management capabilities.
     * Switched virtual circuits, dynamically establishing connections on an end-to-end basis.

Selling prices vary widely depending on the size and complexity of the system being ordered. The average sales price of an APEX system in fiscal 1994 was approximately $77,000.

ACQUISITION STRATEGY

As part of its business strategy, the Corporation actively reviews acquisition opportunities, including those which may complement its product lines, provide access to emerging technologies or enhance market penetration. In November 1993, the Corporation acquired Netcomm for $5.5 million in cash and $1.8 million in Common Stock. Future acquisitions could be for stock or cash or a combination thereof and could be substantially larger than past acquisitions. The Corporation at this time has no understandings or commitments to make any acquisitions and there can be no assurances that any acquisitions will be made.

MARKETING SALES AND CUSTOMERS

The Corporation's products and networks are marketed throughout the world.
GDC's sales and marketing organization, which, at September 30, 1994, consisted of approximately 471 employees, is organized on a worldwide basis to address three market segments: (1) corporate and government end users; (2) common carriers; and (3) indirect sales through value-added resellers and distributors. In the United States, the Corporation sells, leases and services its equipment primarily through its own sales and service groups, which include separate geographic sales and technical support organizations for corporate and government end users and common carrier markets. No customer accounted for 10% or more of the Corporation's revenues during any of the past three fiscal years.

Internationally, GDC maintains full subsidiary operations in Canada (sales and service), the United Kingdom (sales and service), Mexico (sales and service), France (sales and service), Australia (sales), Singapore (sales) and Russia (sales), and sales and technical support offices in Japan, Hong Kong, Germany, China, Brazil and Spain. These sales offices manage a worldwide distribution network with representatives in more than 48 countries. International operations represented 37% of the Corporation's revenues in fiscal 1994. GDC's foreign operations are subject to all the various risks inherent in operating outside the U.S.

Selected users of the Corporation's products include:

TELECOMMUNICATION                        COMMERCIAL                           FINANCIAL SERVICES
Alascom                                  American Airlines                    Boatmen's Bancshares
Ameritech                                EDS                                  Cecoban (Mexico)
AT&T                                     Harris                               Citicorp
Bell Atlantic                            Hitachi                              Fiserv
Bell Canada                              Lockheed                             Hongkong & Shanghai Bank
BellSouth                                Loral                                Key Services
British Telecom                          TRW                                  Quotron Systems
CPT (Peru)                                                                    Shawmut Bank
GTE                                      GOVERNMENT                           Telerate Systems
Guangdong PTA (China)                    British Ministry of Defence          Wheat First Butcher & Singer
Impsat (Argentina,                       French Ministry of State               Securities
  Columbia)                              Los Angeles, City and County
MCI                                      NASA
MFS Datanet                              New York City Transit Authority
NYNEX                                    U.S. State Department
Pacific Bell                             Various state governments, including
SNET                                       California, Florida, Michigan,
Southwestern Bell                          Ohio and Texas

Sprint
Telecom Finland
Telefonos de Mexico
US West
Wiltel

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

CUSTOMER SERVICE AND SUPPORT

GDC provides comprehensive technical support crucial for its telecommunications carrier, corporate and government customers that run mission-critical applications over their networks. Each of the Corporation's sales subsidiaries directly provides its own support capabilities, augmented by third party service providers when necessary. Authorized distributors provide their own support services and participate in service certification programs administered by DataComm Service Corporation, a U.S. subsidiary of GDC.

The Corporation's service and support programs include product repair, logistics support, installation, maintenance, educational services and on-line network management services. Services are supported by field service engineers, technical support staff and Technical Operations and Assistance Centers ("TOAC") located in the U.S. and the United Kingdom. TOACs are staffed 24 hours a day, 365 days a year. The Corporation offers various value added services, including First Response(TM), an outsourcing service by which TOAC Technicians monitor and manage customer networks on a remote basis. Customers of GDC's service and support programs include Bell South Mobility, New York City Transit Authority, the State of Michigan and Volvo. At September 30, 1994, GDC had 307 people engaged in services and support activities.

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

MANUFACTURING

GDC's principal assembly plant is a Corporation-owned, 360,000 square foot facility located in Naugatuck, Connecticut, of which approximately 200,000 square feet are currently being utilized. The Corporation also outsources the manufacturing and assembly of certain subassemblies, generally high volume items. Outsourced products represented approximately 15% of the manufacturing assembly during the 1994 fiscal year.

GDC's Connecticut facilities recently received ISO 9001 certification. ISO 9001 is a comprehensive model for quality assurance in design/development, production, installation and servicing. It was developed by a technical committee comprised of representatives from over 90 countries under the direction of the Geneva-based International Organization for Standardizations. GDC's United Kingdom facilities recently received BS 5750 certification. Awarded by the British Standards Institute, BS 5750 also is a comprehensive quality assurance model.

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

Many of the participants in the networking industry, including, among others, ADC Telecommunications, Bay Networks, Cascade Communications, Cisco, ECI Telecom, FORE Systems, Lightstream, Newbridge Networks and StrataCom, and certain participants in the computer industry, including among others, DEC and IBM, have introduced, or announced their intention to develop, ATM networking products. Other companies are expected to follow. In addition, traditional suppliers of central office switching equipment such as Alcatel, AT&T Network Systems, Fujitsu, Hitachi, LM Ericsson, Northern Telecom and Siemens, are expected to offer ATM-based switches for central offices. Companies may also develop alternative network solutions to ATM. Even though certain of these ATM competitors currently offer or plan to offer ATM products in markets in which the Corporation does not plan to compete, it is possible that such competitors will develop ATM technology that does compete with the Corporation's products. This competition could result in the same intense price competition that is present in the broader networking market.

PATENTS AND RELATED RIGHTS

The Corporation presently owns approximately 59 domestic patents and has approximately 10 additional applications pending. In addition, all of these patents and applications have been filed in Canada; most also have been filed in other various foreign countries. Most of those filed outside the United States have been allowed while the remainder are pending. The Corporation believes that certain features relating to its equipment for which it has obtained patents or for which patent applications have been filed are important to its business, but does not believe that its success is dependent upon its ability to obtain and defend such patents. Because of the extensive patent coverage in the data communications industry and the rapid issuance of new patents, certain equipment of the Corporation may involve infringement of existing patents not known to the Corporation.

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

RELIANCE ON KEY COMPONENTS

The Corporation's products use certain components, such as microprocessors, memory chips and pre-formed enclosures that are acquired or available from one or a limited number of sources. The Corporation has generally been able to procure adequate supplies of these components in a timely manner from existing sources. While most components are standard items, certain application-specific integrated chips, used in many of the Corporation's products, are customized to the Corporation's specifications.
The suppliers of components do not operate under contract. The Corporation's inability to obtain a sufficient quantity of components as required, or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially affect the Corporation's operating results in any given period.

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

Fifty percent of the 360,000 square-foot Naugatuck, Connecticut, facility is being utilized by the Corporation's manufacturing operations. The plant is currently operating at 40% utilization by running a full first shift and a partial second shift. With three full shifts, the aggregate productive capacity would be approximately 750,000 printed circuit boards per year.

The Corporation has planned the purchase of a $2.8 million high-speed surface mount production machine in 1995.

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

                                         1994                                          1993
- ----------------------------------------------------------------------------------------------------------------------
QUARTER                   HIGH             LOW              CLOSING          HIGH       LOW           CLOSING
- ----------------------------------------------------------------------------------------------------------------------
FIRST                     11 7/8            8 5/8           10 3/8            6 3/8     3 3/8          6 3/8
SECOND                    17 5/8            8 1/4           13 1/8           11 3/8     6 1/4         11
THIRD                     16 3/4           10               16               15 3/4     8 3/8         14 1/2
FOURTH                    30 1/4           15 1/4           28 1/4           14 5/8     8 1/2         10 7/8
- ---------------------------------------------------------------------------------------------------------------------

No cash dividends have ever been paid on the Common or Class B Stock. The Corporation's principal loan agreement does not allow payment of cash dividends. In the event this would change, it is still management's intention to reinvest future earnings in the business to support growth plans.

The Corporation had approximately 1,953 shareholders of record at September 30, 1994.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

In thousands except per share, ratio and employee data

Years ended September 30,                                          1994            1993           1992           1991        1990
- ----------------------------------------------------------------------------------------------------------------------------------
Operations
          Revenues                                              $210,990       $211,847       $197,858       $191,686     $201,546
          Operating income                                           661          8,997          5,549          4,405        3,152
- ----------------------------------------------------------------------------------------------------------------------------------
          Income (loss) before cumulative effect of
            accounting changes                                   $(1,895)        $6,116         $2,643           $598         $422
          Net income (loss)                                       (2,328)*        6,116          2,643            598          159
          Earnings (loss) per share before cumulative
            effect of accounting changes                          ($0.11)         $0.36          $0.17          $0.04        $0.03
          Earnings (loss) per share                               ($0.14)         $0.36          $0.17          $0.04        $0.01
- ----------------------------------------------------------------------------------------------------------------------------------
Financial Position
          Working capital                                        $56,413        $38,245        $43,467        $36,937      $59,657
          Current ratio                                            2.2:1          1.9:1          2.1:1          1.7:1        2.6:1
          Total assets                                           180,264        141,676        127,654        134,945      142,879
          Long-term debt, less current portion                    42,118         28,402         23,711         14,973       37,562
          Stockholders' equity ***                                84,487         67,028         60,290         57,948       57,758
- ----------------------------------------------------------------------------------------------------------------------------------
General
          Research and product development:
                    Gross spending (before software
                       capitalization)                           $33,189        $29,829        $25,184        $24,623      $24,676
                    Net expense                                   20,076         19,279         15,910         15,610       18,198
          Depreciation                                             8,776          7,985          8,686         10,251       12,181
          Investments in property, plant and equipment            11,534         22,378 **       7,157          5,920        5,700
          Cash flows provided (used) by operating activities      (3,521)        27,406         25,738         17,546       19,923
- ----------------------------------------------------------------------------------------------------------------------------------
          Average number of common and
             common equivalent shares outstanding                 16,659         16,874         15,505         15,409       15,047
          Average number of employees                              1,823          1,805          1,764          1,899        2,043
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

(*** - The Corporation has never paid cash dividends and dividends are not permitted by the Corporation's revolving credit and term loan agreement.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS  AND FINANCIAL CONDITION

GENERAL SUMMARY DISCUSSION

Although revenues were essentially unchanged in fiscal 1994 when compared to fiscal 1993, there were significant differences in both the revenue trends within the years and in the types of products sold in each year. Revenues declined 4.9% in the fiscal 1993 second half compared to the first half, whereas fiscal 1994 second half revenues exceeded the first half by 19.6%. The Corporation's fiscal 1994 fourth quarter revenues were the highest in its history. The upward trend in the second half was driven by demand for the Corporation's ATM (Asynchronous Transfer Mode) and digital transmission products, offset in part by a continuing decline in demand for the Corporation's traditional analog products. The Corporation estimates that new and existing customers each accounted for approximately one-half of the revenue increase in the fiscal 1994 second half.

The Corporation has made incremental investments in research and development, marketing, production engineering and inventories (including ATM trial units) in preparation for the roll-out of its ATM products. The Corporation also continues to expand its international sales operations. As a result, operating expenses, consisting of selling, general and administrative and research and product development expenses, grew by $7.6 million to 47.4% of fiscal 1994 revenues compared to 43.6% of fiscal 1993 revenues and contributed to the losses in the first three quarters of fiscal 1994.

Net income in the fiscal 1994 fourth quarter of $1.3 million, or $0.07 per share, reduced the net loss for the fiscal 1994 year to $(2.3) million, or $(0.14) per share, compared to net income of $6.1 million, or $0.36 per share, in fiscal 1993. The fiscal 1994 net loss included: (i) after-tax charges of $(433,000), or $(0.03) per share, as a result of adopting Statements of Financial Accounting Standards Nos. 106 and 112 relating to post-retirement and post-employment benefits, respectively, and (ii) an income tax benefit of $1.7 million, or $0.10 per share, resulting from the resolution of a foreign tax issue.

In November 1993, the Corporation acquired Netcomm Limited ("Netcomm"), a developer of ATM technology, and, accordingly, Netcomm's results of operations were included in the Corporation's financial data beginning at that time. Netcomm has been renamed General DataComm Advanced Research Centre Limited, and its charter is to develop next-generation ATM products.

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
                                                                 ======        ====         ===

1994 COMPARED WITH 1993

Revenues for fiscal 1994 were slightly lower (0.4%) than fiscal 1993. However, fiscal 1994 fourth quarter revenues rose $8.0 million, or 15.4%, over the fourth quarter of fiscal 1993. Growth markets in the fiscal 1994 fourth quarter included both the domestic carriers, which increased by $1.3 million or 10.3%, and many international areas, which increased by $6.8 million or 39.4%. New products, such as ATM cell switches, V.F 28.8 modems and additions to digital data set and multiplexer product lines, sold higher volumes compared to the prior quarters of fiscal 1994, offset in part by a reduction in traditional analog modem shipments. For the 1994 fiscal year, net product sales were down $1.5 million, or 0.1%, service revenue was up $1.4 million, or 4.2%, and leasing revenue was down $737,000, or 9.8%.

Gross margin (which includes amortization of capitalized software development costs) declined slightly (0.2%) to 47.7% in fiscal 1994 from 47.9% in fiscal 1993. Amortization of capitalized software development costs charged to cost of product sales increased to $9.7 million in fiscal 1994 from $8.3 million in fiscal 1993 and had the effect of reducing gross margin by 0.5%. High technology products in particular are subject to sales price pressures as competition grows. The Corporation works to offset these effects by negotiating lower material component prices, improving manufacturing cost and efficiencies and introducing new generation products.

Selling, general and administrative expenses increased $6.8 million, or 9.2%, in fiscal 1994, principally due to strategic investments made in ATM marketing operations (an increase of $1.1 million) and in international selling organizations (an increase of $4.3 million). Since there was no corresponding growth in revenue until the second half of the fiscal year, selling, general and administrative expenses rose to 37.9% of revenues from 34.6% in fiscal 1993.

Research and product development spending, before consideration of capitalized software development costs, increased to $33.2 million, or 15.7% of revenues, from $29.8 million, or 14.1% of revenues, in fiscal 1993. This increase, 11.3% year-over-year, reflects the acquisition of Netcomm and its subsequent conversion to a dedicated ATM research facility ($947,000), the start-up of a new ATM product development facility in Quebec, Canada ($395,000), and the strategic repositioning of the domestic product development organization ($2.0 million). The increase in capitalized software development costs to $13.1 million, or 39.5% of total spending,in fiscal 1994, from $10.6 million, or 35.4% of total spending in fiscal 1993, is directly related to the increasing software content within the Corporation's products.

Interest expense in fiscal 1994 increased $1.8 million, nearly double the fiscal 1993 level. The Corporation purchased and concurrently mortgaged two of its principal facilities in September 1993, adding $630,000 to interest expense, which was offset by lower rent expense. Also, the higher interest levels reflected, among other things, an increase in borrowing levels attributable to the acquisition cost of Netcomm in November 1993 (approximately $400,000 in interest), the related investments since made to support the ATM product line and investments in international sales organizations.

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

1993 COMPARED WITH 1992

Revenues for fiscal 1993 rose $14.0 million, or 7.1%, over fiscal 1992. The increase in net product sales of $12.7 million was principally due to improvements in sales into domestic markets (an increase of $13.3 million) while foreign sales results were mixed. Service revenue increased 3.7%, or $1.2 million, while leasing revenue remained constant on a year-to-year basis. The Corporation estimates that new and existing customers each accounted for approximately one-half of the revenue increase in fiscal 1993.

Gross margin rose to 47.9% in fiscal 1993 from 45.6% in fiscal 1992. Product margins increased 2.3%, from 47.0% to 49.3%, mainly attributable to higher volumes and improvements in manufacturing productivity, which contributed 1.4% and 0.9%, respectively. Amortization of capitalized software development costs charged to cost of product sales increased to $8.3 million in fiscal 1993 from $7.2 million in fiscal 1992. Excluding the impact of this amortization, product margins rose to 54.1% in fiscal 1993 from 51.5% in fiscal 1992.

Selling, general and administrative expenses increased $4.4 million, or 6.4%, in fiscal 1993 from fiscal 1992. The higher spending levels reflected the impact of headcount additions in the international and domestic sales forces, regular salary increases, higher commissions (compensation costs increased $1.3 million and travel expenses increased $1.2 million) and other cost increases, including those associated with the launch of new products.

Research and product development expenditures increased $4.6 million to 14.1% of revenue in fiscal 1993 due to increased investments in new product development and enhancements. As a result, the capitalization of software development costs rose from $9.3 million in fiscal 1992 to $10.6 million in fiscal 1993. On a net basis, research and development expense increased $3.4 million, or 21.2%, in fiscal 1993 from the prior fiscal year.

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

FINANCIAL CONDITION AND LIQUIDITY

The Corporation's cash and cash equivalents were $2.9 million at September 30, 1994, compared to $2.6 million at September 30, 1993.

OPERATING

Non-debt working capital, excluding cash and cash equivalents, increased $19.6 million in fiscal 1994 to $58.7 million at September 30, 1994. This increase resulted primarily from increases in current receivables and inventories, which were partially offset by increases in accounts payable and accrued liabilities and deferred income on maintenance contracts. Current receivables increased $13.9 million in fiscal 1994 to $49.6 million at September 30,1994, due in part to the revenue growth in the fourth quarter. Inventory grew $7.6 million to $42.2 million in anticipation of increasing shipments of ATM and other new products. The increase in working capital requirements, and the net loss before cumulative effect of accounting changes in fiscal 1994 of $(1.9) million compared to net income of $6.1 million in fiscal 1993, contributed to the $3.5 million net cash used by operating activities in fiscal 1994 compared to the $27.4 million net cash provided in fiscal 1993 and the $25.7 million net cash provided in fiscal 1992.

INVESTING

Investing activities during fiscal year 1994 included net additions to property, plant and equipment of $11.3 million, additions to capitalized software development costs of $13.1 million and costs of $5.9 million associated with the Netcomm acquisition. Any future product growth will increase capital requirements for manufacturing and development equipment. As a result, the Corporation anticipates that fiscal 1995 capital requirements should equal or exceed 1994 capital expenditures. Cash used for investing activities grew $10.2 million in fiscal 1994 over fiscal 1993, $5.9 million of which related to the acquisition of Netcomm. The balance of the increase, $4.3 million, related to additions to property, plant and equipment and capitalized software. Additions to property, plant and equipment and capitalized software also accounted for the $4.8 million increase in cash used for investing activities in fiscal 1993 over fiscal 1992.

FINANCING

Financing activities during the year ended September 30, 1994, added $34.2 million in cash, representing $16.5 million from long-term borrowings and $3.1 million from the issuance of Common Stock pursuant to employee stock programs and net proceeds of $14.6 million in conjunction with a private placement of 1,250,000 shares of Common Stock in the fiscal 1994 third quarter.

In November 1993, the Corporation entered into an amended revolving credit agreement expiring on November 30, 1996, that provides for borrowings of up to $25.0 million, reduced by the value of outstanding letters of credit issued by the lenders on behalf of the Corporation up to $2.5 million. Interest is charged at 0.75% plus the higher of either (1) the prime rate or (2) the federal funds rate plus 1/2 of 1%. Alternatively, the Corporation may elect to borrow at 2.625% over LIBOR for terms of 1, 2, 3 or 6 months. The agreement imposes various financial covenants, requires that most assets be pledged as collateral and limits the permitted amount of borrowing through an asset-based formula. The loan balance outstanding at September 30, 1994, was $16.2 million. In June 1994, this agreement was further amended to provide an $8.0 million term loan ($7.5 million outstanding at September 30, 1994), the proceeds of which the Corporation used to reduce in full other maturing indebtedness. The Corporation is in compliance with the various financial covenants of this agreement.

In September 1993, the Corporation purchased its corporate headquarters and manufacturing facilities and concurrently entered into mortgages to partially finance these purchases. The mortgage balances outstanding at September 30, 1994, totaled $11.4 million. Interest is charged at LIBOR (90-day) plus 2%, principal payments are $100,000 per quarter and the mortgages mature in the year 2003.

Notes payable and capitalized lease obligations (excluding the term loan of $7.5 million referenced above), both used to finance capital equipment purchases, totaled $11.8 million at September 30, 1994 and have five-year maturities.

Cash provided by financing activities of $34.2 million in fiscal 1994 was required to fund the operating and investing requirements previously described. This compares to cash used by financing activities of $6.4 million in fiscal 1993 and $14.5 million in fiscal 1992.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands except shares
September 30,                                                                         1994              1993
- ------------------------------------------------------------------------------------------------------------
ASSETS:
Current assets:
           Cash and cash equivalents                                                $2,939            $2,594
            Accounts receivable, less allowance for doubtful
               receivables of $1,618 in 1994 and $1,575 in 1993                     49,581            35,654
           Inventories                                                              42,162            34,522
           Deferred income taxes                                                     4,062               -
           Other current assets                                                      5,288             6,711
- ------------------------------------------------------------------------------------------------------------
Total current assets                                                               104,032            79,481
============================================================================================================
Property, plant and equipment:
          Land                                                                       1,764             1,745
          Buildings and improvements                                                27,058            24,307
          Test equipment, fixtures and field spares                                 47,012            43,183
          Machinery and equipment                                                   38,522            35,390
- ------------------------------------------------------------------------------------------------------------
                                                                                   114,356           104,625
Less: accumulated depreciation and amortization                                     73,248            67,384
- ------------------------------------------------------------------------------------------------------------
                                                                                    41,108            37,241
Capitalized software development costs, net
   of accumulated amortization of $14,008 in
   1994 and $10,582 in 1993                                                         22,712            19,333
Other assets                                                                        12,412             5,621
- ------------------------------------------------------------------------------------------------------------
                                                                                  $180,264          $141,676
============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
           Current portion of long-term debt                                        $5,238            $3,489
           Accounts payable, trade                                                  15,317            10,563
           Accrued payroll and payroll-related costs                                 5,415             6,962
           Deferred income                                                           6,548             5,672
           Other current liabilities                                                15,101            14,550
- ------------------------------------------------------------------------------------------------------------
Total current liabilities                                                           47,619            41,236
============================================================================================================
Long-term debt, less current portion                                                42,118            28,402
Deferred income taxes                                                                4,997             1,756
Other liabilities                                                                    1,043             3,254
- ------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   95,777            74,648
============================================================================================================
Commitments and contingent liabilities                                                 -                 -
Stockholders' equity:
           Capital stock, par value $.10 per share, issued:
             18,733,739 in 1994 and 16,980,581 in 1993                               1,873             1,698
           Capital in excess of par value                                           68,027            50,064
           Earnings reinvested                                                      21,477            23,805
           Cumulative foreign currency translation adjustment                         (901)           (1,077)
           Common stock held in treasury, at cost:
             841,773 shares in 1994 and 1,082,058 in 1993                           (5,989)           (7,462)
- ------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          84,487            67,028
- ------------------------------------------------------------------------------------------------------------
                                                                                  $180,264          $141,676
============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND EARNINGS REINVESTED

In thousands except per share data
Years ended September 30,                                                       1994                  1993                  1992

- ---------------------------------------------------------------------------------------------------------------------------------

Revenues:
          Net product sales                                                 $169,958              $171,468              $158,768
          Service revenue                                                     34,245                32,855                31,679
          Lease revenue                                                        6,787                 7,524                 7,411
- ---------------------------------------------------------------------------------------------------------------------------------

                                                                             210,990               211,847               197,858
- ---------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
         Cost of product sales                                                76,854                78,622                77,051
         Amortization of capitalized software development costs                9,735                 8,300                 7,166
         Cost of services                                                     22,861                22,493                22,441
         Cost of lease revenue                                                   882                   990                   952
         Selling, general and administrative                                  79,921                73,166                68,789
         Research and product development                                     20,076                19,279                15,910
- ---------------------------------------------------------------------------------------------------------------------------------

                                                                             210,329               202,850               192,309
- ---------------------------------------------------------------------------------------------------------------------------------

Operating income                                                                 661                 8,997                 5,549
- ---------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
         Interest                                                             (3,780)               (1,982)               (2,692)
         Other, net                                                              249                   126                   340
- ---------------------------------------------------------------------------------------------------------------------------------

                                                                              (3,531)               (1,856)               (2,352)
- ---------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes
   and cumulative effect of accounting changes                                (2,870)                7,141                 3,197

Income tax provision (benefit)                                                  (975)                1,025                   554
- ---------------------------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of accounting changes                  (1,895)                6,116                 2,643
Cumulative effect of changes in accounting for
   post-retirement and post-employment benefits                                 (433)                  -                     -
- ---------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                             (2,328)                6,116                 2,643
Earnings reinvested at beginning of year                                      23,805                17,689                15,046
- ---------------------------------------------------------------------------------------------------------------------------------

Earnings reinvested at end of year                                           $21,477               $23,805               $17,689
- ---------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share:
         Income (loss) before cumulative effect of accounting changes         ($0.11)                $0.36                 $0.17
         Cumulative effect of changes in accounting for post-retirement
            and post-employment benefits                                       (0.03)                  -                     -
- ---------------------------------------------------------------------------------------------------------------------------------

         Earnings (loss) per share                                            ($0.14)                $0.36                 $0.17
- ---------------------------------------------------------------------------------------------------------------------------------

Average number of common and common equivalent
  shares outstanding                                                          16,659                16,874                15,505

=================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                               ------------------------------------------------
In thousands
Years ended September 30,                                                                1994            1993            1992
- -----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Income (loss) before cumulative effect of accounting changes                 ($1,895)         $6,116          $2,643
         Adjustments to reconcile income (loss) to net cash
            provided (used) by operating activities:
                     Depreciation and amortization                                     20,504          17,072          17,103
                     Deferred income amortization                                         -            (1,963)         (1,412)
                     Deferred income taxes                                                132            (107)            100
                    (Increase) decrease in accounts receivable                        (13,206)          1,096            (253)
                    (Increase) decrease in inventories                                 (6,594)          2,086           1,644
                     Increase in accounts payable and accrued expenses                  2,268           1,123           7,530
                    (Increase) decrease in other net current assets                    (1,787)            (36)          1,485
                    (Increase) decrease in other net long-term assets                  (2,943)          2,019          (3,102)
- -----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                       (3,521)         27,406          25,738
- -----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:-1)
          Acquisition of property, plant and equipment                                (11,344)         (9,537)         (5,961)
          Capitalized software development costs                                      (13,113)        (10,550)         (9,274)
          Purchase price of companies acquired                                         (5,852)            (24)            (56)
- -----------------------------------------------------------------------------------------------------------------------------
Net cash (used for) investing activities                                              (30,309)        (20,111)        (15,291)
- -----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
          Final payment of previous revolving credit line                                 -               -           (19,989)
          Revolver borrowings                                                         135,333         274,683          58,143
          Revolver repayments                                                        (119,583)       (281,674)        (52,335)
          Proceeds from notes payable                                                  13,432           2,639           3,287
          Principal payments on notes and mortgages                                   (12,208)         (3,192)         (3,126)
          Proceeds from issuing common stock-1)                                        17,676           2,135               5
          Payment of escrow deposits                                                     (500)         (1,000)           (500)
- -----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by  financing activities                                      34,150          (6,409)        (14,515)
- -----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                           25            (310)            (10)
- -----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      345             576          (4,078)
Cash and cash equivalents at beginning of year-2)                                       2,594           2,018           6,096
- -----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year-2)                                            $2,939          $2,594          $2,018
- -----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
           Cash paid (received) during the year for:
                    Interest                                                           $2,979          $1,202          $2,191
                    Income taxes, net                                                    ($55)        ($1,152)           $494
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

In addition, included in other income are net realized foreign currency exchange gains (losses) of $(188,000), $54,000 and $122,000 for fiscal 1994, 1993 and 1992, respectively.

POST-RETIREMENT BENEFITS

Effective October 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions", requiring the use of an accrual method of accounting for post-retirement benefits. The Corporation elected to recognize the transition obligation as a one-time cumulative after-tax charge to income of $(117,000), or $(.01) per share. The increase in annual expense for retiree health care is not material.

POST-EMPLOYMENT BENEFITS

Effective October 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-Employment Benefits", requiring the use of an accrual method of accounting for post-employment benefits. The Corporation elected to recognize the transition obligation as a one-time cumulative after-tax charge to income of $(316,000), or $(.02) per share. The increase in annual expense for post-employment costs is not material.

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

3.  PRODUCT DEVELOPMENT AND PURCHASE AGREEMENTS

QUEBEC R&D PROJECT

In fiscal 1993, the Corporation's Canadian subsidiary entered into an agreement with the Quebec, Canada, government to establish a research and development facility in Quebec for the development of an ATM hub product. The Corporation has committed to spend approximately $9.0 million over a three-year period. Up to 50% of the costs of this facility will be reimbursed through tax credits and grants from the Quebec government. Such tax credits and grants, which amounted to $320,000 and $355,000, respectively, for the year ended September 30, 1994, are recorded as a reduction to research and product development expense. As of September 30, 1994, the Corporation's remaining commitment on this project amounted to approximately $6.9 million.

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

4.  INVENTORIES

Inventories consist of (in thousands):

September 30,                                            1994                1993
- ---------------------------------------------------------------------------------
Raw materials                                         $18,313             $13,024
Work-in-process                                         7,249               5,033
Finished goods                                         16,600              16,465
- ---------------------------------------------------------------------------------
                                                      $42,162             $34,522
=================================================================================

5.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


Years ended September 30,                              1994                1993
- ----------------------------------------------------------------------------------
Revolving credit loan                                 $16,200             $   450
Notes payable                                          18,318              18,283
Mortgages payable                                      11,809              11,825
Capital lease obligations                               1,029               1,333
- ----------------------------------------------------------------------------------
                                                       47,356              31,891
Less: current portion                                   5,238               3,489
- ----------------------------------------------------------------------------------
                                                      $42,118             $28,402
- ----------------------------------------------------------------------------------

The following is a schedule of future minimum payments of long-term debt at September 30, 1994 (in thousands):

Years ending September 30,       1995         1996          1997        1998      1999 and thereafter
- ---------------------------------------------------------------------------------------------------
                              $5,238       $5,576       $23,671      $2,117      $10,754
- ---------------------------------------------------------------------------------------------------
Total future minimum
  payments                                                                       $47,356
- ---------------------------------------------------------------------------------------------------

REVOLVING CREDIT LOAN

On June 1, 1994, the Corporation, for the purpose of providing a term loan (see Notes Payable), entered into an amended agreement with The Bank of New York, as lender and agent for other institutions that are also lenders, to provide a revolving credit facility maturing on November 30, 1996, in the amount of $25,000,000. The amended agreement provides for interest on outstanding borrowings to be charged at .75% plus the higher of either (1) the prime rate, or (2) the federal funds rate plus 1/2 of 1% (on September 30, 1994, the prime rate was 7.75% and the federal funds rate was 5.44%). Alternately, the Corporation may elect to borrow at 2.625% over LIBOR for terms of 1, 2, 3 or 6 months (on September 30, 1994, these LIBOR rates ranged from 4.94% to 5.69%).

The agreement also requires conformity with various financial covenants, the most restrictive of which include minimum tangible net worth and a fixed charge coverage ratio. Certain assets of the Corporation, including most accounts receivable and inventories, are pledged as collateral. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories. The Corporation, as of September 30, 1994, was in compliance with the various financial covenants of this agreement.

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

6.  INCOME TAXES

Income (loss) before income taxes and cumulative effect of accounting changes consists of both domestic and foreign income (loss) as follows (in thousands):

Years ended September 30,                    1994           1993              1992
- ----------------------------------------------------------------------------------
United States                             $(1,703)        $5,391            $5,153
Foreign                                    (1,167)         1,750            (1,956)
- ----------------------------------------------------------------------------------
                                          $(2,870)        $7,141            $3,197
- ----------------------------------------------------------------------------------

The provision for (benefit from) income taxes consists of the following amounts (in thousands):

Years ended September 30,                    1994           1993              1992
- ----------------------------------------------------------------------------------
Current:
   State                                   $  500         $  400             $ 457
   Foreign                                 (1,607)           732                (3)
- ----------------------------------------------------------------------------------
                                          $(1,107)        $1,132             $ 454
- ----------------------------------------------------------------------------------
Deferred:
   Federal                                  $(100)          $(91)             $221
   Foreign                                    232            (16)             (121)
- ----------------------------------------------------------------------------------
                                             $132         $ (107)            $ 100
- ----------------------------------------------------------------------------------

Due to the Corporation's net operating loss carryforward position, no tax benefit was recorded for the cumulative effect of adopting SFAS Nos. 106 and 112 (see Note 1).

The following reconciles the U.S. statutory income tax rate to the Corporation's effective rate:

Years ended September 30,                                   1994             1993          1992
- ------------------------------------------------------------------------------------------------
Federal statutory rate                                     (34.0)%           34.0%         34.0%
No benefit recognized for domestic net operating loss       12.8                -             -
Benefit recognized for domestic net operating
   loss carryforward                                           -            (24.6)        (53.1)
Effect of foreign income taxes                              29.8              1.7          18.0
Reversal of excess reserves for tax audits                 (67.4)            (1.3)            -
Deferred alternative minimum tax                               -                -          7 .3
State and local income taxes, net of
  federal benefit                                           17.4              3.7          10.0
Non-deductible expenditures                                  7.4              0.8           1.1
- ------------------------------------------------------------------------------------------------
                                                           (34.0)%           14.3%         17.3%
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

The following is a schedule of the future minimum payments on such leases at September 30, 1994 (in thousands):

                                        1995       1996       1997       1998    1999 and thereafter
- ----------------------------------------------------------------------------------------------------
                                      $6,413     $4,320     $2,996   $ 2,408     $ 8,342
- ----------------------------------------------------------------------------------------------------
Total future minimum lease
  payments                                                                       $24,479
Less:  future sublease income,
  non-cancelable through 2000                                                      9,558
- ----------------------------------------------------------------------------------------------------
Net future rental expense                                                        $14,921
- ----------------------------------------------------------------------------------------------------

Net rental expense for the three most recent fiscal years was (in thousands):

                                                                    Deferred
                                      Rental        Sublease          Income
                                     Expense          Income     Amortization             Net
- ----------------------------------------------------------------------------------------------
1994                                 $ 7,650          $1,538           $   -           $6,112
1993                                  10,236           1,952             814            7,470
1992                                  11,680           1,904           1,412            8,364
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

Transactions in capital stock during fiscal 1992, 1993 and 1994 were as follows (in thousands except share amounts):

                                                    Capital Stock              Capital           Treasury Stock            Foreign
                                              -------------------------      in Excess      ------------------------       Currency
                                                  Shares         Amount         of Par         Shares         Amount    Translation
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1991                   16,479,117         $1,648        $47,699      1,058,107        ($7,203)          $758
Exercise of stock options                          1,500            -                5            -              -              -
Foreign currency translation adjustment              -              -              -              -              -             (306)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1992                   16,480,617          1,648         47,704      1,058,107         (7,203)           452
Exercise of stock options                        444,561             44          1,995         23,951           (259)           -
Employee stock purchase plan                      55,403              6            365            -              -              -
Foreign currency translation adjustment              -              -              -              -              -           (1,529)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1993                   16,980,581          1,698         50,064      1,082,058         (7,462)        (1,077)
Exercise of stock options                        448,617             45          2,122        (11,559)          (106)           -
Employee stock purchase plan                      54,541              5            806        (44,079)           306            -
Business acquisition                                 -              -              573       (184,647)         1,273            -
Private placement offering                     1,250,000            125         14,462            -              -              -
Foreign currency translation adjustment              -              -              -              -              -              176
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1994                   18,733,739         $1,873        $68,027        841,773        ($5,989)         ($901)
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

Geographic area information for 1994, 1993 and 1992 is presented below (in thousands):

                                               Western
                                               Hemisphere
1994                       United States       (except U.S.)       Europe    Eliminations       Consolidated
- ------------------------------------------------------------------------------------------------------------
Revenues                        $157,685(1)         $27,860        $25,445       $      -          $210,990
Transfers between geo-
 graphic areas                    36,726                  -          2,515        (39,241)                -
Total revenues                  $194,411            $27,860        $27,960       $(39,241)         $210,990
Operating profit(loss)          $  6,242            $  (513)       $   (30)      $      -          $  5,699
General corporate expenses,
 net                                                                                                 (4,789)
Interest expense                                                                                     (3,780)
Loss before income taxes
  and accounting changes                                                                             (2,870)
Total assets                    $149,983            $14,621        $15,660       $      -          $180,264


                                              Western
                                              Hemisphere
1993                         United States    (except U.S.)        Europe    Eliminations       Consolidated
- ------------------------------------------------------------------------------------------------------------
Revenues                        $160,508(1)         $28,778        $22,561      $       -          $211,847
Transfers between geo-
 graphic areas                    28,882                  -              -        (28,882)                -
   Total revenues               $189,390            $28,778        $22,561      $ (28,882)         $211,847
Operating profit(loss)           $13,180            $   (25)         1,364      $       -          $ 14,519
General corporate expenses,
 net                                                                                                 (5,396)
Interest expense                                                                                     (1,982)
Income before income
  taxes                                                                                            $  7,141
Total assets                    $121,208            $ 8,018        $12,450      $       -          $141,676
- ------------------------------------------------------------------------------------------------------------

                                              Western
                                              Hemisphere
1992                         United States    (except U.S.)        Europe    Eliminations       Consolidated
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

The following summarizes activity in fiscal 1992, 1993 and 1994 under these stock option plans:

                                                                    Shares             Option Price
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

The following represents the condensed financial information of DataComm Leasing Corporation (in thousands):

Financial Condition
September 30,                                               1994           1993
- --------------------------------------------------------------------------------------------

Current assets                                            $ 2,276        $ 2,272
Noncurrent assets                                           2,637          3,135
Due from General DataComm, Inc.                            27,443         24,315
- --------------------------------------------------------------------------------------------
Total assets                                              $32,356        $29,722
- --------------------------------------------------------------------------------------------

Current liabilities                                       $   876        $   863
Noncurrent liabilities                                         23             66
Stockholder's equity                                       31,457         28,793
- --------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                $32,356        $29,722
============================================================================================

Results of Operations
Years ended September 30,                                   1994            1993        1992
- --------------------------------------------------------------------------------------------
Net revenues                                               $6,713        $ 7,524      $7,411
- --------------------------------------------------------------------------------------------
Income before income taxes                                 $4,388        $ 5,206      $5,634
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

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands except per share data

Fiscal 1994                                                   First          Second         Third           Fourth
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

===================================================================================================================


Fiscal 1993                                                   First          Second         Third          Fourth
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


Name                              POSITION                                                       AGE
- ----                              --------                                                       ---
Charles P. Johnson                Chairman of the Board of Directors                             67
                                  and Chief Executive Officer

Ross A. Belson                    President and Chief Operating Officer                          58

Frederick R. Cronin               Vice President, Technology and a Director                      63

Robert S. Smith                   Vice President, Business Development                           61

William S. Lawrence               Vice President, Finance and Chief Financial Officer            51

James R. Arcara                   Vice President, Corporate Operations                           59

Dennis J. Nesler                  Vice President and Treasurer                                   51

Rick L. Mantz                     Vice President, Engineering                                    48

William G. Henry                  Corporate Controller                                           45

August J. Hof                     Vice President, Manufacturing Operations                       44

Eric A. Amster                    Vice President, U.S. Federal and Commercial Sales              40

V. Jay Damiano                    Vice President, U.S. Telecomm Sales                            49

Michael C. Thurk                  Senior Vice President, Marketing                               42

Howard S. Modlin                  Secretary and a Director                                       63


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS

During the period October 1, 1987 through September 30, 1991, the Corporation granted unsecured loans to Messrs. Charles P. Johnson (Chairman of the Board), Frederick R. Cronin (Vice President, Technology) and Robert S. Smith (Vice President, Business Development) in the amounts of $453,045, $100,000 and $200,000, respectively, which were due January 31, 1995, April 14, 1994 and April 14, 1994, respectively. These loans bore annual interest at the rate of 5.81% as to Messrs, Johnson and Cronin and at the rate of 7.65% as to Mr. Smith. During fiscal 1994, Messrs. Johnson, Cronin and Smith repaid their respective balances in full and were not indebted to the Corporation at September 30, 1994. All loans were made for the personal needs of the respective executive officers.

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

The Corporation believes that the terms of such loans are fair to the Corporation.


BUSINESS RELATIONSHIPS WITH DIRECTORS

During the fiscal year ended September 30, 1994, $700,000 in fees, an amount which the Corporation believes is fair, were paid to the law firm of which Howard S. Modlin is a partner.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)(1)   Financial statements and schedules of the registrant and its subsidiaries are listed in the accompanying "Index to
         Financial Statements and Schedules" on page F-1 hereof and are filed as part of this Report.
   (2)   All Exhibits.
  3.1    Restated Certificate of Incorporation of the Corporation.(1)
  3.2    Amended and Restated By-Laws of the Corporation.(2)
 10.1    Capital Equipment Financing Agreement between General DataComm, Inc. and Societe Generale Financial Corporation.(3)
 10.2    Transfer of Receivables Agreement between DataComm Leasing Corporation and Sanwa Business Credit Corporation.(4)
 10.3    1979 Employee Stock Purchase Plan.(5)
 10.4    1983 Stock Option Plan.(6)
 10.5    1984 Incentive Stock Option Plan.(7)
 10.6    1985 Stock Option Plan.(8)
 10.7    Amendment to the 1984 Incentive Stock Option Plan.(9)
 10.8    Amendments to the 1984 Incentive Stock Option Plan.(10)
 10.9    Retirement Savings and Deferred Profit Sharing Plan.(11)
 10.1    Capital Equipment Financing Agreement between General DataComm, Inc. and Center Capital Corporation.(12)
10.11    Capital Equipment Financing Agreement between General DataComm Industries, Inc. and Hewlett Packard Company.(13)
10.12    Capital Equipment Financing Agreement between General DataComm Industries, Inc. and General Electric Capital
         Corporation.(14)
10.13    1991 Stock Option Plan.(15)
10.14    Credit Agreement between General DataComm Industries, Inc. and The Chase Manhattan Bank.(16)
10.15    Second Amended and Restated Revolving Credit Term Loan and Security Agreement between General DataComm Industries, Inc.
         et al. and
         The Bank of New York et al.(17)
   11.   Calculation of Earnings Per Share for the fiscal years ended September 30, 1992 through 1994, inclusive.
   12.   Calculation of Current Ratio.
   13.   Annual Report to Stockholders for the year ended September 30, 1994.  The 1994 Annual Report to Stockholders will be furnished for the information of the Commission and is not deemed "filed." (To be filed by amendment.)
   21.   List of subsidiaries.

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



                               GENERAL DATACOMM INDUSTRIES, INC.





                               By:       WILLIAM G. HENRY
                                  ----------------------------------
                                         William G. Henry
                                         Corporate Controller





Dated:  December 9, 1994

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                   ITEM 14(A)


FINANCIAL STATEMENTS AND SCHEDULES INCLUDED                              PAGE
- -------------------------------------------                              ----
Consolidated Balance Sheets at September 30,
  1994 and 1993.                                                          21

Consolidated Statements of Operations and Earnings Reinvested
  for the Years Ended September 30, 1994, 1993 and 1992.                  22

Consolidated Statements of Cash Flows for the Years
  Ended September 30, 1994, 1993 and 1992.                                23

Notes to Consolidated Financial Statements                                24

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF GENERAL DATACOMM INDUSTRIES, INC.

We have audited the consolidated financial statements and financial statement schedules of General DataComm Industries, Inc. And Subsidiaries listed in Item 14(a) of this Form 10-K/A. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based upon our audits.

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

As discussed in Notes 1 and 6 to the consolidated financial statements, effective October 1, 1993, the Corporation changed its methods of accounting for post-retirement benefits other than pensions, post-employment benefits and income taxes.



Coopers & Lybrand L.L.P.
Stamford, Connecticut
October 19, 1994

                       CONSENT OF INDEPENDENT ACCOUNTANTS




We consent to the incorporation by reference in the Registration Statements of General Datacomm Industries, Inc. and Subsidiaries on Form S-8 (File Nos. 2-92929, 33-21027, 33-36351, 33-37266, 33-43050, 33-53150, 33-62716 and
33-53201) and on Form S-3 (File No. 33-54417) of our report, which includes an explanatory paragraph for certain accounting changes, dated October 19, 1994, on our audits of the consolidated financial statements and financial statement schedules of General Datacomm Industries, Inc. and Subsidiaries as of September 30, 1994 and 1993 and for the years ended September 30, 1994, 1993, and 1992, which report is included in this Annual Report on Form 10-K/A.





Coopers & Lybrand L.L.P.
Stamford, Connecticut
December 9, 1994

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

GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
(IN THOUSANDS)


                    Balance at                                                              Balance
                    Beginning       Additions                  Translation       Other      at End
                    of Period       at Cost      Retirements   Adjustments     Changes(a)   of Period
                    ----------      ---------    -----------   -----------     ----------   ---------
1994
- ----
Land                 $  1,745        $      5       $     --      $    14        $   --      $  1,764
Buildings and
  improvements         24,307           2,349           (425)         185           642        27,058
Test equipment,
  fixtures and
  field spares         43,183           5,591         (2,062)         272            28        47,012
Machinery and
  equipment            35,390           3,589         (1,507)         142           908        38,522
                     --------        --------       --------      -------        ------      --------
                     $104,625        $ 11,534       $ (3,994)     $   613        $1,578      $114,356
                     ========        ========       ========      =======        ======      ========
1993
- ----
Land                 $    250        $  1,500(b)    $     --      $    (5)       $   --      $  1,745
Buildings and
  improvements         11,152          13,395(b)         (54)        (186)           --        24,307
Test equipment,
  fixtures and
  field spares         53,694           3,680        (13,333)        (858)           --        43,183
Machinery and
  equipment            33,129           3,803         (1,105)        (437)           --        35,390
                     --------        --------       --------      -------        ------      --------
                     $ 98,225        $ 22,378       $(14,492)     $(1,486)       $           $104,625
                     ========        ========       ========      =======        ======      ========
1992
- ----
Land                 $    250        $     --       $     --      $    --        $   --      $    250
Buildings and
  improvements         10,970             173             (2)          11            --        11,152
Test equipment,
  fixtures and
  field spares         51,637           4,254         (2,183)         (14)           --        53,694
Machinery and
  equipment            30,906           2,730           (372)        (135)           --        33,129
                     --------        --------       --------      -------        ------      --------
                     $ 93,763        $  7,157       $ (2,557)     $  (138)       $   --      $ 98,225
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




                                    Additions
                    Balance at      Charged to                                              Balance
                    Beginning       Costs and                  Translation       Other      at End
                    of Period       Expenses     Retirements   Adjustments     Changes(a)   of Period
                    ---------       ---------    -----------   -----------     ----------   --------
1994
- ----
Buildings and
  improvements        $ 7,157         $ 1,285       $   (416)     $    37        $   83      $  8,130
Test equipment,
  fixtures and
  field spares         34,259           3,583         (2,016)         221            13        36,076
Machinery and
  equipment            25,968           3,908         (1,372)          99           439        29,042
                      -------         -------       --------      -------        ------      --------
                      $67,384         $ 8,776       $ (3,804)     $   357        $  535      $ 73,248
                      =======         =======       ========      =======        ======      ========
1993
- ----
Buildings and
  improvements        $ 5,994         $ 1,304       $    (54)     $   (87)       $   --      $  7,157
Test equipment,
  fixtures and
  field spares         44,572           3,458        (13,113)        (658)           --        34,259
Machinery and
  equipment            24,145           3,223         (1,090)        (310)           --        25,968
                      -------         -------       --------      -------        ------      --------
                      $74,711         $ 7,985       $(14,257)     $(1,055)       $   --      $ 67,384
                      =======         =======       ========      =======        ======      ========
1992
- ----
Buildings and
  improvements        $ 4,767         $ 1,219       $     (1)     $     9        $   --      $  5,994
Test equipment,
  fixtures and
  field spares         42,205           4,279         (1,879)         (33)           --        44,572
Machinery and
  equipment            21,388           3,188           (324)        (107)           --        24,145
                      -------         -------       --------      -------        ------      --------
                      $68,360         $ 8,686       $ (2,204)     $  (131)       $   --      $ 74,711
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
  No.                          Description
- -------                        -----------
(a)(1)   Financial statements and schedules of the registrant and its subsidiaries are listed in the accompanying "Index to
         Financial Statements and Schedules" on page F-1 hereof and are filed as part of this Report.
   (2)   All Exhibits.
  3.1    Restated Certificate of Incorporation of the Corporation.(1)
  3.2    Amended and Restated By-Laws of the Corporation.(2)
 10.1    Capital Equipment Financing Agreement between General DataComm, Inc. and Societe Generale Financial Corporation.(3)
 10.2    Transfer of Receivables Agreement between DataComm Leasing Corporation and Sanwa Business Credit Corporation.(4)
 10.3    1979 Employee Stock Purchase Plan.(5)
 10.4    1983 Stock Option Plan.(6)
 10.5    1984 Incentive Stock Option Plan.(7)
 10.6    1985 Stock Option Plan.(8)
 10.7    Amendment to the 1984 Incentive Stock Option Plan.(9)
 10.8    Amendments to the 1984 Incentive Stock Option Plan.(10)
 10.9    Retirement Savings and Deferred Profit Sharing Plan.(11)
 10.1    Capital Equipment Financing Agreement between General DataComm, Inc. and Center Capital Corporation.(12)
10.11    Capital Equipment Financing Agreement between General DataComm Industries, Inc. and Hewlett Packard Company.(13)
10.12    Capital Equipment Financing Agreement between General DataComm Industries, Inc. and General Electric Capital
         Corporation.(14)
10.13    1991 Stock Option Plan.(15)
10.14    Credit Agreement between General DataComm Industries, Inc. and The Chase Manhattan Bank.(16)
10.15    Second Amended and Restated Revolving Credit Term Loan and Security Agreement between General DataComm Industries, Inc.
         et al. and
         The Bank of New York et al.(17)
   11.   Calculation of Earnings Per Share for the fiscal years ended September 30, 1992 through 1994, inclusive.
   12.   Calculation of Current Ratio.
   13.   Annual Report to Stockholders for the year ended September 30, 1994.  The 1994 Annual Report to Stockholders will be furnished for the information of the Commission and is not deemed "filed." (To be filed by amendment.)
   21.   List of subsidiaries.
   27.   Financial Data Schedule.

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