Form 10-Q
period 1994-12-31
GENERAL DATACOMM INDUSTRIES INC
filed 1995-02-10
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


         X 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                			 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1994
                                   OR

        		TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
        			       THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 1-8086

                    GENERAL DATACOMM INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)

             Delaware                        06-0853856
(State or other jurisdiction of        (I.R.S. Employer Identification
incorporation or organization                    No.)

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

                           	Yes X	    	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          						          Number of Shares Outstanding
        Title of Each Class         		      at December 31, 1994

Common Stock, $.10 par value			 	                   17,865,680
Class B Stock, $.10 par value				 	                  2,226,250

          Total Number of Pages in This Document is 15.
<PAGE 2>
                    GENERAL DATACOMM INDUSTRIES, INC.
                             AND SUBSIDIARIES

                                 	INDEX


                                                      Page No.
Part I.  Financial Information

  	      Consolidated Balance Sheets -
         December 31, 1994 and September 30, 1994           3

         Consolidated Statements of Operations and
         Earnings Reinvested - For the Three
         Months Ended December 31, 1994 and 1993            4

         Consolidated Statements of Cash Flows - For the
         Three Months Ended December 31, 1994 and 1993      5

  	      Notes to Consolidated Financial Statements         6

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations   9

Part II.  Other Information

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                         13

         Item 6.  Exhibits and Reports on Form 8-K         13

                                   -2-

<PAGE 3>

                      PART I.  FINANCIAL INFORMATION
                     GENERAL DATACOMM INDUSTRIES, INC.
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                 December 31, September 30,
                                                     1994         1994
In thousands except shares
ASSETS:
 Current assets:
    Cash and cash equivalents                         $41,801          $2,939
    Accounts receivable, less allowance for doubtful
       receivables of $1,768 in December and $1,618    42,706          49,581
    Inventories                                        47,731          42,162
    Deferred income taxes                               3,808           4,062
    Other current assets                                5,834           5,288
                                                      -------         -------
 Total current assets                                 141,880         104,032
                                                      =======         =======
 Property, plant and equipment:
    Land                                                1,761           1,764
    Buildings and improvements                         26,516          27,058
    Test equipment, fixtures and field spares          47,162          47,012
    Machinery and equipment                            40,285          38,522
                                                       ------          ------
                                                      115,724         114,356
    Less: accumulated depreciation and amortization    74,263          73,248
                                                      -------          ------
                                                       41,461          41,108
 Capitalized software development costs, net
 of accumulated amortization of $16,703 in December
 and $14,008 in September                              23,407          22,712
 Other assets                                          13,003          12,412
                                                       ------          ------
                                                     $219,751        $180,264
                                                     ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
    Current portion of long-term debt                  $6,871          $5,238
    Accounts payable, trade                            17,378          15,317
    Accrued payroll and payroll-related costs           6,743           5,415
    Deferred income                                     5,573           6,548
    Other current liabilities                          12,098          15,101
                                                       ------          ------
 Total current liabilities                             48,663          47,619
                                                       ======          ======
 Long-term debt, less current portion                  24,497          42,118
 Deferred taxes                                         4,765           4,997
 Other liabilities                                        427           1,043
                                                       ------          ------
 Total liabilities                                     78,352          95,777
                                                       ======          ======
 Commitments and contingent liabilities                    -           -
 Stockholders' equity:
    Capital stock, par value $.10 per share, issued:
    20,924,772 shares in December and 18,733,739
    shares in September                                 2,092           1,873
      Capital in excess of par value                  126,593          68,027
         Earnings reinvested                           20,672          21,477
         Cumulative foreign currency translation adj.  (1,972)           (901)
         Common stock held in treasury, at cost:
           832,842 shares in December and 841,773
           shares in September                         (5,986)         (5,989)
                                                       -------         ------
 Total stockholders' equity                           141,399          84,487
                                                       ------          ------
                                                     $219,751        $180,264
                                                     ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                                       -3-

<PAGE 4>

                  GENERAL DATACOMM INDUSTRIES, INC.
                           AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND EARNINGS REINVESTED
                             (Unaudited)

                                                    Three Months
                                                    December 31,
                                                    1994     1993
In thousands, except per share data
Revenues:
  Net product sales                              $47,788   $37,977
  Service revenue                                  8,987     8,254
  Lease revenue                                    1,447     1,819
                                                  ------    ------
                                                  58,222    48,050
                                                  ------    ------
Costs and expenses:
  Cost of product sales                           22,265    17,327
  Amortization of capitalized
   software development costs                      2,800     2,200
  Cost of services                                 5,800     5,488
  Cost of lease revenue                              168       229
  Selling, general and administrative             20,583    19,368
  Research and product development                 5,887     4,289
                                                  ------    ------
                                                  57,503    48,901
                                                  ------    ------
Operating income (loss)                              719      (851)
                                                  ------   -------
Other income (expense):
  Interest                                          (986)     (895)
  Other, net                                        (238)       15
                                                  ------    ------
                                                  (1,224)     (880)
                                                  ------    ------
Loss before income taxes
  and cumulative effect of
  accounting changes                                (505)   (1,731)

Income tax provision                                 300       145
                                                    -----   ------
Loss before cumulative effect
  of accounting changes                             (805)   (1,876)
Cumulative effect of changes in accounting
  for post-retirement and post-employment
  benefits                                            -       (433)
                                                    -----   -------
Net loss-1)                                         (805)   (2,309)
                                                    -----   -------
Earnings reinvested at beginning of period        21,477    23,805
                                                  ------   -------
Earnings reinvested at end of period             $20,672   $21,496
                                                 =======   =======
Loss per share:
  Loss before cumulative effect
    of accounting changes                         ($0.04)  ($0.11)
  Cumulative effect of changes in accounting
    for post-retirement and post-
    employment benefits                              -      (0.03)
                                                  ------    ------
Loss per share                                    ($0.04)  ($0.14)
                                                  ======   ======
Weighted average number of common and common
   equivalent shares outstanding                  18,198   15,978
 ________________                                 ======   ======

(1-First quarter 1994 net loss includes charges totaling $(433), resulting from the adoption of Financial Accounting Standards
Nos. 106 and 112, effective October 1, 1993. As originally reported, net loss for the first quarter was $(1,993), or $(0.12) per share.

The accompanying notes are an integral part of these consolidated financial statements.
                             -4-

<PAGE 5>

                      GENERAL DATACOMM INDUSTRIES, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                          Increase (Decrease) in Cash and Cash Equivalents
                                                      Three Months Ended
                                                        December 31,
                                                       1994     1993
In thousands
Cash flows from operating activities:
  Loss before cumulative
  effect of accounting changes                         ($805)   ($1,876)
  Adjustments to reconcile loss to net
    cash provided by operating activities:
          Depreciation and amortization                5,499      4,649
          Decrease in accounts receivable              5,997      5,796
          (Increase) in inventories                   (5,986)    (2,283)
          Incrase (decrease) in accounts payable
             and accrued expenses                      2,612     (1,727)
          (Increase) decrease in other net current
             assets                                   (3,470)       630
          (Increase) in other net long-term assets    (1,170)    (1,252)
                                                      -------    -------
Net cash provided by operating activities              2,677      3,937
                                                      -------    -------
Cash flows from investing activities-1):
      Acquisition of property, plant & equipment      (2,782)    (2,361)
      Capitalized software development costs          (3,495)    (3,500)
      Purchase price of companies acquired                -      (5,847)
                                                      -------     ------
Net cash (used for) investing activities              (6,277)   (11,708)
                                                      -------    -------
Cash flows provided by financing activities-1):
      Revolver borrowings                             19,000     67,623
      Revolver repayments                            (35,200)   (60,823)
      Proceeds from notes payable                      1,650      1,383
      Principal payments on notes and mortgages       (1,435)      (986)
      Proceeds from issuing common stock              58,788         57
      Payments of escrow deposits                        -         (250)
                                                      -------    -------
Net cash provided by financing activities             42,803      7,004
                                                      -------    -------
Effect of exchange rates on cash                        (341)       (22)
                                                      -------    -------
Net increase (decrease) in cash and cash equivalents  38,862       (789)
Cash and cash equivalents at beginning of period-2)    2,939      2,594
                                                      -------    -------
Cash and cash equivalents at end of period-2)        $41,801     $1,805
                                                     =======     ======


(1 - Excluded from the Consolidated Statement of Cash Flows for the three months ended December 31, 1993, is the issuance of common stock with a fair market value of $1,846 related to the acquisition of a company.

(2 - The Corporation considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.
                                     -5-

<PAGE 6>
                         GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
            	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.     BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation") as of December 31, 1994, the results of operations for the three months ended December 31, 1994 and 1993 and the cash flows for the three months ended December 31, 1994 and 1993. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K/A for the year ended September 30, 1994.

Certain reclassifications were made to the prior year's financial statements to conform to the current year's presentation.

NOTE 2.    INVENTORIES

           Inventories consist of (in thousands):

                                    December 31,1994     September 30, 1994
           Raw materials               $20,422                 $18,313
           Work-in-process               8,298                   7,249
           Finished goods               19,011                  16,600
                                       -------                 -------

                         Total         $47,731                 $42,162
                                       =======                 =======

                                        -6-

<PAGE 7>
                         GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3.     LONG-TERM DEBT

          	Long-term debt consists of the following (in thousands):

                                     December 31, 1994   September 30, 1994
           Revolving credit loan       $ -                   $  16,200
           Notes payable                18,721                  18,318
           Mortgages payable            11,698                  11,809
           Capital lease obligations       949                   1,029
                                        ------                --------
                                        31,368                  47,356
           Less:  current portion        6,871                   5,238
                                        ------                 -------
                                      $ 24,497                 $42,118
                                      ========                 =======

Revolving Credit Loan

Effective January 15, 1995, the Corporation's revolving credit loan was amended to provide for interest on outstanding borrowings to be charged at the higher of either (1) the prime rate or (2) the federal funds rate plus 1/2 of 1% (on December 31, 1994, the prime rate was 8.5% and the federal funds rate was 4.94%). Alternately, the Corporation may elect to borrow at 1.00% to 2.00% over LIBOR (depending upon a financial ratio test) for terms of 1, 2, 3 or 6 months (on December 31, 1994, these LIBOR rates ranged from 5.88% to 6.88%).

Notes Payable

On June 1, 1994, the Corporation refinanced $8,000,000 of a note payable, previously maturing January 2, 1995, with The Bank of New York as lender and agent for other institutions by incorporating term loan provisions and additional collateral into the previous revolving credit agreement. Quarterly principal payments of $250,000, $375,000 and $500,000 are required in the first, second and third (partial) years, respectively, with the final payment due November 30, 1996. Effective January 15, 1995, this note was amended to provide for interest on the outstanding principal balance to be charged at the higher of either (1) the prime rate or (2) the federal funds rate plus 1/2 of 1% (on December
31, 1994, the prime rate was 8.5% and the federal funds rate was 4.94%). Alternately, the Corporation may elect to borrow at 1.00% to 2.00% over LIBOR (depending upon a financial ratio test) for terms of 1, 2, 3 or 6 months (on December 31, 1994, these LIBOR rates ranged from 5.88% to 6.88%). At December 31, 1994, the outstanding balance on this note was $7,250,000.

                                        -7-
<PAGE 8>
                            GENERAL DATACOMM INDUSTRIES, INC.
                                  AND SUBSIDIARIES
             	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	                                             Three months ended December 31,
                                                   1994             1993
Cash paid (received) during the
period for (in thousands):
Interest                                         $  825           $ 626
Income taxes, net                                $   64           $(269)

NOTE 5.  COMMON STOCK OFFERING

         On December 22, 1994, the Corporation completed the sale of 2,070,000 shares of common stock pursuant to an underwritten public offering. The sales price was $29.875 per common share before offering costs and commissions. Net proceeds of approximately $58.1 million have been used to reduce debt and to provide additional working capital for general corporate purposes.

NOTE 6.  REAL ESTATE GAIN

         Included in selling, general and administrative expenses for the three months ended December 31, 1994 is a gain of $650,000 resulting from the early termination of a lease obligation for an industrial facility which had been vacated in 1988 as part of a cost reduction program.
                                        -8-

<PAGE 9>
                            GENERAL DATACOMM INDUSTRIES, INC.
                                   AND SUBSIDIARIES
            	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


GENERAL DISCUSSION

Revenues for the quarter ended December 31, 1994 increased $10.2 million, or 21.2%, over the same period one year ago. The demand for the Corporation's ATM (Asynchronous Transfer Mode) and digital transmission products, offset by a declining demand for the Corporation's traditional analog products, continued to drive this upward trend which began in the second half of fiscal 1994. The Corporation's fiscal 1995 first quarter revenues were the second highest in its history, although a reduction of $1.8 million from the record fourth quarter of fiscal 1994.

Operating expenses, consisting of selling, general and administrative and research and product development expenses, grew by $2.8 million, over the same period one year ago, to $26.5 million. This increased spending reflects the Corporation's incremental investments in research and development, marketing and the international sales operations. In addition, the current quarter selling, general and administrative expenses have been reduced by a real estate gain of $650,000. Due to the revenue growth, operating expenses fell to 45.5% of fiscal 1995 revenues from 49.2% of first quarter fiscal 1994 revenues.

The net loss for the first quarter of fiscal 1995 was $(805,000), or $(0.04) per share, compared to a net loss for the first quarter of fiscal 1994 of $(2,309,000), or $(0.14) per share.

In the first quarter of fiscal 1995, the Corporation completed the sale of 2,070,000 shares of common stock at the price of $29.875 per share through an underwritten public offering. The net proceeds of the sale have been used to reduce debt and to provide working capital. As a result of its improved financial position, effective January 15, 1995, the Corporation has also amended its revolving credit loan with The Bank of New York providing more favorable credit terms.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                     -9-

<PAGE 10>

Quarter ended December 31,                   1994          1993
Revenues:
         Net product sales                   82.1%         79.0%
         Service revenue                     15.4          17.2
         Leasing revenue                      2.5           3.8
                                             ----          ----
                                            100.0         100.0
                                            =====         =====
Costs and expenses:
         Cost of revenues                    48.5          48.0
         Amortization of capitalized software
            development costs                 4.8           4.6
         Selling, general and administrative 35.4          40.3
          Research and product development   10.1           8.9
                                             ----          ----
Operating income (loss)                       1.2          (1.8)
                                             ----          -----
Net (loss)                                   (1.4)%        (4.8)%
                                             =====         ======

Total revenues for the quarter ended December 31, 1994 increased by $10.2 million to $58.2 million, a 21.2% improvement from the same period one year ago. Growth markets in the fiscal first quarter included the domestic carriers, which increased by $4.6 million or 40.3%, domestic end users and government agencies, which increased by $2.5 million or 12.5%, and many international areas, which increased by $3.1 million or 18.1%. New products introduced during fiscal 1994, such as ATM cell switches, V.F.
28.8 modems and additions to digital data set and multiplexer product lines, sold higher volumes compared to the first quarter of fiscal 1994, offset in part by a reduction in traditional analog modem shipments. For the first quarter of fiscal 1995, net product sales were up $9.8 million, or 25.8%, service revenue was up $733,000, or 8.9%, and leasing revenue was down
$372,000, or 20.5%.

Gross margin (which includes amortization of capitalized
software development costs) declined 0.8% to 46.7% in the first quarter of fiscal 1995 from 47.5% in the comparable quarter of
fiscal 1994.   Amortization of capitalized software development
costs charged to product cost of sales increased to $2.8 million in the quarter ended December 31, 1994 from $2.2 million in the same quarter one year ago and had the effect of reducing gross margin by 0.5%.  Product margins were unfavorably impacted by the effect of sales channel mix and product startup costs.  The
Corporation is working to offset these effects, along with the impact of sales price pressures, by negotiating lower material component prices and improving manufacturing costs and
efficiencies. Specifically, the Corporation is expecting
delivery in the third fiscal quarter of  new surface-mount
equipment to provide more efficent manufacturing of its new
generation products.
                             -10-
<PAGE 11>
Selling, general and administrative expenses increased from
$19.4 million in the first quarter of fiscal 1994 to $20.6
million in the first quarter of fiscal 1995.  This net increase of $1.2 million, or 6.3%, is primarily due to the Corporation's investments in the ATM marketing organization (an increase of
$258,000) and in its international operations (an increase of
$1.0 million).  These and other increases were partially offset in the first quarter of fiscal 1995 with a $650,000 gain from the early termination of a real estate obligation.  Due to the significant revenue growth, selling, general and administrative expenses fell from
40.3% of revenues in fiscal 1994 to 35.4% in fiscal 1995.

Research and product development spending, before consideration of capitalized software development costs, increased to $9.4 million, or 16.1% of revenues, in the first quarter of fiscal
1995 from $7.8 million, or 16.2% of revenues, in the comparable quarter one year ago. This increase of $1.6 million, or 20.4%, reflects the acquisition of Netcomm Limited ("Netcomm") and its subsequent conversion to a dedicated ATM research facility
($277,000), the start-up of a new ATM product development facility in Quebec, Canada ($199,000) and the strategic repositioning and higher costs associated with the domestic product development organization ($1.1 million). Capitalized software development costs remained flat quarter-to-quarter at $3.5 million but, as a percentage of total research and development spending, fell to 37.3% of total spending in the first quarter of fiscal 1995 from 44.9% of total spending in the same quarter one year ago.

Interest expense in the quarter ended December 31, 1994 increased $91,000 from the comparable period one year ago. The higher interest level reflected the Corporation's higher borrowing levels attributable to the start-up investments required to support the ATM product line and international sales organizations. On December 22, 1994, the Corporation sold
2,070,000 shares of common stock pursuant to an underwritten public offering. Net proceeds of approximately $58.1 million have been used to reduce debt and to provide working capital.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's cash and cash equivalents were $41.8 million at December 31, 1994, compared to $2.9 million at September 30,
1994.

Operating

Non-debt working capital, excluding cash and cash equivalents, decreased a modest $0.4 million to $58.3 million at December
31, 1994. This decrease resulted primarily from a decrease in accounts receivable and increases in accounts payable, which was partially offset by an increase in inventories combined with a decrease in deferred income on maintenance contracts. Inventory grew $5.5 million to $47.7 million, and related accounts payable increased $2.1 million, in anticipation of increasing shipments of ATM and other new products. Accounts receivable decreased
$6.9 million in the first quarter of fiscal 1995 to $42.7 million at December 31, 1994, due to the high volume of shipments occurring at the end of the September 30, 1994 quarter, along with lower revenues ($1.8 million) in the current quarter as compared to the fourth quarter of fiscal 1994. During the three months ended December 31, 1994, the Corporation generated cash of $2,677,000 from operating activities, compared to cash generation of $3,937,000 in the same period one year ago.

Investing

Net investments in property, plant and equipment for the three month period ended December 31, 1994 increased $421,000 to $2,782,000 from $2,361,000 in the prior fiscal year's period, principally for equipment to improve the manufacturing and engineering processes. Investments in capitalized software development were $3,495,000 in fiscal 1995 compared to $3,500,000 in the same period one year ago. Investment activities in the first quarter of fiscal 1994 included $5.9 million relating to the acquisition of Netcomm.

Financing

Financing activities during the quarter ended December 31, 1994 added $42.8 million in cash, representing $58.8 million from the sale of stock, as previously described, and the exercise of stock options, offset by the net repayment of the Corporation's revolving credit loan of $16.2 million.

On December 22, 1994, the Corporation completed the sale of 2,070,000 shares of common stock pursuant to an underwritten public offering. The sales price was $29.875 per share before offering costs and commissions. The net proceeds of approximately $58.1 million have been used to reduce debt and to provide additional working capital for general corporate purposes.

Effective January 15, 1995, the Corporation's revolving credit loan and term loan ($7,250,000 outstanding at December 31, 1994) were amended to provide for interest on outstanding borrowings to be charged at the higher of either (1) the prime rate of (2) the federal funds rate plus 1/2 of 1% (on December 31, 1994, the prime rate was 8.5% and the federal funds rate was 4.94%).
Alternately, the Corporation may elect to borrow at 1.00% to 2.00% over LIBOR (depending upon a financial ratio test) for terms of 1,2, 3 or 6 months (on December 31, 1994, these LIBOR rates ranged from 5.88% to 6.88%).

Adoption of Financial Accounting Standards Nos. 106 and 112

Effective October 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No.
106, "Employers' Accounting for Post-Retirement Benefits Other
Than Pensions", requiring the use of an accrual method of accounting for post-retirement benefits. The Corporation elected to recognize the transition obligation as a one-time cumulative after-tax charge to income of $(117,000), or $(0.01) per share. The increase in annual expense for retiree health care was not material.

Effective October 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No.
112, "Employers' Accounting for Post-Employment Benefits", requiring the use of an accrual method of accounting for post-employment benefits. The Corporation elected to recognize the transition obligation as a one-time cumulative after-tax charge to income of $(316,000), or $(0.02) per share. The increase in annual expense for post-employment costs was not material.

                                 -12-
<PAGE 13)
                        GENERAL DATACOMM INDUSTRIES, INC.
                              AND SUBSIDIARIES

Part II.  Other Information

Item 4.            Submission of Matters to a Vote of Security Holders

                   On February 2, 1995, at the Annual Meeting of
                   Stockholders of the Corporation, the stockholders voted on the following matters:

                   1.  Elected two directors to terms expiring in 1998.

                                             Votes For       Votes Against

                       Charles P. Johnson   15,532,960           155,716
                       Howard S. Modlin     15,474,160           209,516

                      Elected one director, John L. Segall, to a term expiring in 1997.

                      Number of votes cast for:   15,584,581
                      Number of votes cast against:  104,225

                      2. Approved the proposal to adopt an amendment to the 1991 Stock Option Plan by which an additional
                          500,000 shares of the Corporation's Common Stock,
                          $0.10 par value, were reserved for issuance thereunder.

                            Number of votes cast for:      13,180,257
                            Number of votes cast against:   2,269,368

Item 6.            Exhibits and Reports on Form 8-K

                      (a) Index of Exhibits

                          11. Calculation of Earnings Per Share for the three-month period ended December 31, 1994 and 1993.

                      (b) Reports on Form 8-K

	                          No reports on Form 8-K were filed during the
                           quarter for which this report is filed.

                                     -13-

<PAGE 14>
                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          	GENERAL DATACOMM INDUSTRIES, INC.
                                    (Registrant)

                           	__________________________________________
                              William S. Lawrence
                              Vice President and Principal Financial Officer


Dated:  February 10, 1995

                                            -14-
