Form 10-Q
period 1995-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 1995-05-12
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q



            X 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    			 OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 1995
                                       OR

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

                           	Yes X		          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                              						          Number of Shares Outstanding
        Title of Each Class              	        at March 31, 1995

Common Stock, $.10 par value			 	                      18,049,449
Class B Stock, $.10 par value		 	                       2,219,836

               Total Number of Pages in This Document is 15.

                     GENERAL DATACOMM INDUSTRIES, INC.
                            AND SUBSIDIARIES

                                 	INDEX


                                                 	 Page No.

Part I.  Financial Information

         Consolidated Balance Sheets -
         March 31, 1995 and September 30, 1994       	    3

         Consolidated Statements of Operations and
         Earnings Reinvested - For the Three and Six
         Months Ended March 31, 1995 and 1994             4

         Consolidated Statements of Cash Flows - For the
         Six Months Ended March 31, 1995 and 1994          5

	        Notes to Consolidated Financial Statements        6

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations  9

Part II.  Other Information

        Item 6.  Exhibits and Reports on Form 8-K          14

PART I.  FINANCIAL INFORMATION

                        GENERAL DATACOMM INDUSTRIES, INC.
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                      				                      March 31, September 30,
                               		                   1995       1994
In thousands except shares
- ---------------------------------------------------------------------------
ASSETS:
 Current assets:
         Cash and cash equivalents  		           $22,706    $2,939
         Accounts receivable, less allowance
           for doubtful receivables of $1,619
           in March and $1,618 in September       44,682    49,581
         Inventories                              53,800    42,162
         Deferred income taxes                     4,325     4,062
         Other current assets                      6,045     5,288
- ----------------------------------------------------------------------------
 Total current assets                            131,558   104,032
===========================================================================
 Property, plant and equipment:
         Land                                      1,772     1,764
         Buildings and improvements               27,324    27,058
         Test equipment, fixtures and field
           spares                                 48,864    47,012
         Machinery and equipment                  42,516    38,522
- ----------------------------------------------------------------------------
                                                 120,476   114,356
         Less: accumulated depreciation and
           amortization                           76,248    73,248
- ----------------------------------------------------------------------------
                                                  44,228    41,108
 Capitalized software development costs,
   net of accumulated amortization of $18,805
   in March and $14,008 in September              23,407    22,712
 Other assets                                     12,938    12,412
- -----------------------------------------------------------------------------
                                                $212,131  $180,264
=============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
         Current portion of long-term debt        $7,054    $5,238
         Accounts payable, trade                  13,013    15,317
         Accrued payroll and payroll-related       4,273     5,415
         Deferred income                           7,489     6,548
         Other current liabilities                10,631    15,101
- ----------------------------------------------------------------------------
 Total current liabilities                        42,460    47,619
============================================================================
 Long-term debt, less current portion             26,331    42,118
 Deferred income taxes                             5,251     4,997
 Other liabilities                                   503     1,043
- ----------------------------------------------------------------------------
 Total liabilities                                74,545    95,777
============================================================================
 Commitments and contingent liabilities               -         -
 Stockholders' equity:
        Capital stock, par value $.10 per
          share, issued: 21,027,056 shares
          in March and 18,733,739 shares
     	 	  in September                            2,103     1,873
        Capital in excess of par value          127,416    68,027
        Earnings reinvested                      15,639    21,477
        Cumulative foreign currency translation  (2,034)    (901)
        Common stock held in treasury, at cost:
          757,771 shares in March and 841,773
     	    shares in September                    (5,538)  (5,989)
- -----------------------------------------------------------------------------
 Total stockholders' equity                     137,586   84,487
- -----------------------------------------------------------------------------
                                               $212,131 $180,264
============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     GENERAL DATACOMM INDUSTRIES, INC.
                               AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND EARNINGS REINVESTED
                               (Unaudited)

                                Three Months Ended      Six Months Ended
                                     March 31,              March 31,
                                  1995      1994         1995     1994
In thousands, except per share
- -----------------------------------------------------------------------------
Revenues:
  Net product sales             $46,120   $38,177       $93,908   $76,154
  Service revenue                 9,010     8,282        17,997    16,536
  Lease revenue                   1,401     1,573         2,848     3,392
- -----------------------------------------------------------------------------
                                 56,531    48,032       114,753    96,082
- -----------------------------------------------------------------------------
Costs and expenses:
  Cost of product sales          21,871    17,242        44,136    34,569
  Amortization of capitalized
   software development costs     3,200     2,300         6,000     4,500
  Cost of services                5,839     5,463        11,639    10,951
  Cost of lease revenue             186       225           354       454
  Selling, general and
    administrative               22,315    19,512        42,898    38,880
  Research and product
    development                   7,334     4,892        13,221     9,181
- -----------------------------------------------------------------------------
                                 60,745    49,634       118,248    98,535
- -----------------------------------------------------------------------------
Operating loss                   (4,214)   (1,602)       (3,495)   (2,453)
- -----------------------------------------------------------------------------
Other income (expense):
  Interest                         (320)     (893)       (1,306)   (1,788)
  Other, net                       (199)       95          (437)      110
- ----------------------------------------------------------------------------
                                   (519)     (798)       (1,743)   (1,678)
- ----------------------------------------------------------------------------
Loss before income taxes
  and cumulative effect of
  accounting changes             (4,733)   (2,400)       (5,238)   (4,131)
Income tax provision (benefit)      300    (1,590)          600    (1,445)
- ----------------------------------------------------------------------------
Loss before cumulative effect
  of accounting changes          (5,033)     (810)       (5,838)   (2,686)
Cumulative effect of changes
 in accounting for
 post-retirement and
 post-employment
  benefits                           -         -             -      (433)
- -----------------------------------------------------------------------------
Net loss                         (5,033)     (810)       (5,838)  (3,119)
- -----------------------------------------------------------------------------
Earnings reinvested at beginning  20,672    21,812       21,477   23,805
- -----------------------------------------------------------------------------

Earnings reinvested at end of
 period                          $15,639   $21,002      $15,639   $20,686
============================================================================
Loss per share:
  Loss before cumulative effect
    of accounting changes        ($0.25)   ($0.05)      ($0.30)   ($0.16)
  Cumulative effect of changes
    in accounting for
    post-retirement and
    post-employment benefits              -         -        -    (0.03)
- -----------------------------------------------------------------------------
Loss per share                   ($0.25)   ($0.05)      ($0.30)  ($0.19)
=============================================================================
Weighted average number of
  common and common equivalent
  shares outstanding              20,176    16,186       19,176  16,081
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      GENERAL DATACOMM INDUSTRIES, INC.
                              AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                        Increase (Decrease) in Cash and Cash Equivalents

                                                Six Months Ended
                                                     March 31,
                                                1995        1994
In thousands
- ----------------------------------------------------------------------------
Cash flows from operating activities:
  Loss before cumulative effect
    of accounting changes                    ($5,838)     ($2,686)
  Adjustments to reconcile loss to net
    cash (used) by operating activities:
     Depreciation and amortization            11,621        9,437
     Decrease in accounts receivables          4,102        2,534
     (Increase) in inventories               (12,084)      (5,576)
     (Decrease) in accounts payable
       and accrued expenses                   (5,627)      (4,216)
     (Increase) decrease in other net
       current                                (2,609)       1,634
     (Increase) in other net long-term assets   (971)      (2,993)
- ---------------------------------------------------------------------------
Net cash (used) by operating activities      (11,406)      (1,866)
- --------------------------------------------------------------------------
Cash flows from investing activities-1):
      Acquisition of property, plant &
        equipment                             (7,768)     (4,619)
      Capitalized software development costs  (6,695)     (6,700)
      Purchase price of companies acquired         -      (5,852)
- ----------------------------------------------------------------------------
Net cash (used) by investing activities      (14,463)    (17,171)
- -----------------------------------------------------------------------------
Cash flows provided by financing activities-1):
      Revolver borrowings                      19,000     89,033
      Revolver repayments                     (35,200)   (71,183)
      Proceeds from notes and mortgages         5,341      2,278
      Principal payments on notes and
         mortgages                             (3,189)    (1,991)
      Proceeds from issuing common stock       60,072      1,286
      Payments of escrow deposits                    -      (500)
- ----------------------------------------------------------------------------
Net cash provided by financing activities      46,024      18,923
- -----------------------------------------------------------------------------
Effect of exchange rates on cash                 (388)       (74)
- -----------------------------------------------------------------------------
Net increase (decrease) in cash and cash       19,767       (188)
Cash and cash equivalents at beginning
   of period-2)                                 2,939      2,594
- ----------------------------------------------------------------------------
Cash and cash equivalents at end of period-2) $22,706     $2,406
============================================================================

(1 - Excluded from the Consolidated Statement of Cash Flow
     the issuance of common stock with a fair market value
(2 - The Corporation considers all highly liquid investment to be cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

                     GENERAL DATACOMM INDUSTRIES, INC.
                             AND SUBSIDIARIES
        	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.     BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation") as of March 31, 1995, the results of operations for the three and six months ended March 31, 1995 and 1994 and the cash flows for the six months ended March 31, 1995 and 1994. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

	The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K/A for the year ended September 30, 1994.

	Certain reclassifications were made to the prior year's financial statements to conform to the current year's presentation.

NOTE 2.    INVENTORIES

	           Inventories consist of (in thousands):

	                                March 31,1995    September 30, 1994
	           Raw materials           $21,654             $18,313
            Work-in-process           7,375               7,249
	           Finished goods           24,771              16,600

              Total                 $53,800             $42,162


                  GENERAL DATACOMM INDUSTRIES, INC.
                         AND SUBSIDIARIES
       	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 3.    LONG-TERM DEBT

	Long-term debt consists of the following (in thousands):

                               March 31, 1995   September 30, 1994
Revolving credit loan             $    -            $16,200
Notes payable                       19,140           18,318
Mortgages payable                   13,354           11,809
Capital lease obligations              891            1,029
                                   -------          -------
                                    33,385           47,356
Less:  current portion               7,054            5,238
                                   -------          -------
                                   $26,331          $42,118
                                   =======          =======

Revolving Credit Loan

Effective January 15, 1995, the Corporation's revolving credit loan was amended to provide for interest on outstanding borrowings to be charged at the higher of either (1) the prime rate or (2) the federal funds rate plus 1/2 of 1% (on March 31, 1995, the prime rate was 9% and the federal funds rate was 6.3%). Alternately, the Corporation may elect to borrow at 1.00% to 2.00% over LIBOR (depending upon a financial ratio test) for terms of 1, 2, 3 or 6 months (on March 31, 1995, these LIBOR rates ranged from 6.06% to 6.38%).

Effective March 31, 1995, the Corporation amended its revolving credit and term loan agreement to modify certain financial covenants and improve the availability of funds in the future. Currently, there are no borrowings outstanding under the revolving credit loan portion of the agreement, which provides for up to $25 million in available financing.

Notes Payable

On June 1, 1994, the Corporation refinanced $8,000,000 of a note payable, previously maturing January 2, 1995, with The Bank of New York as lender and agent for other institutions by incorporating term loan provisions and additional collateral into the above-mentioned revolving credit loan agreement. Quarterly principal payments of $250,000, $375,000 and $500,000 are required in the first, second and third (partial) years, respectively, with the final payment due November 30, 1996. Effective January 15, 1995, this note was amended to provide for interest on the outstanding principal balance to be charged at the

                      GENERAL DATACOMM INDUSTRIES, INC.
                             AND SUBSIDIARIES
       	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3.     LONG-TERM DEBT (continued)

higher of either (1) the prime rate or (2) the federal funds rate plus 1/2 of 1% (on March 31, 1995, the prime rate was 9% and the federal funds rate was 6.3%). Alternately, the Corporation may elect to borrow at 1.00% to 2.00% over LIBOR (depending upon a financial ratio test) for terms of 1, 2, 3 or 6 months (on March 31, 1995, these LIBOR rates ranged from 6.06% to 6.38%). At March 31, 1995, the outstanding balance on this note was $7,000,000.

NOTE 4.    COMMON STOCK OFFERING

On December 22, 1994, the Corporation completed the sale of 2,070,000 shares of common stock pursuant to an underwritten public offering. The sales price was $29.875 per common share before offering costs and commissions. Net proceeds of approximately $58.1 million have been used to reduce debt and to provide additional working capital for general corporate purposes.

NOTE 5.    REAL ESTATE GAIN

Included in selling, general and administrative expenses for the six months ended March 31, 1995 is a gain of $650,000 resulting from the early termination of a lease obligation for an industrial facility which had been vacated in 1988 as part of a cost reduction program.

                   GENERAL DATACOMM INDUSTRIES, INC.
                             AND SUBSIDIARIES
   	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

GENERAL DISCUSSION

Fiscal 1995 revenues reflect both the positive market momentum for the Corporation's new APEX ATM (Asynchronous Transfer Mode) family of products and the negative impact of lower product demand in certain traditional lines of business. Fiscal second quarter revenues for the APEX family of ATM switches exceeded $10 million as compared to $2 million in the comparable period one year ago and was nearly double the level of the first fiscal quarter of 1995. However, for the first six months sales of analog modems declined 15% from last year and now account for only about 16% of total revenues as the anticipated migration from analog to digital continues.

Revenues for the quarter ended March 31, 1995 increased $8.5 million, or 17.7%, over the same period one year ago. For the six months ended March 31, 1995, revenues increased $18.7 million, or 19.4%, as compared to the first six months of fiscal
1994.

The net loss for the second quarter of fiscal 1995 was $(5,033,000), or $(0.25) per share, compared to a net loss of $(810,000), or $(0.05) per share, in the same period last fiscal year. On a year-to-date basis, the net loss for fiscal 1995 was $(5,838,000), or $(0.30) per share, versus a net loss of $(3,119,000), or $(0.19) per share, in fiscal 1994. The prior year net loss for the quarter and year-to-date included a tax benefit of $1.7 million, or $0.11 per share.

As a result of the fiscal 1995 losses, the Corporation's management is considering actions to improve sales and product development productivity, selectively reduce operating expenses and streamline product offerings with a goal of returning to profitability by early next fiscal year.

The Corporation has paid off its revolving credit term loan with net proceeds from the sale of common stock pursuant to an underwritten public offering completed in the first fiscal quarter of 1995. In addition, offering proceeds have been used toward investments required for the new ATM product family in such areas as research and development, production engineering, pre-sales support activities and inventories, including significant APEX customer demonstrations and internal lab requirements.

RESULTS OF OPERATIONS


The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                              Three months ended     Six months ended
                                    March 31,            March 31,
                                 1995        1994      1995       1994
- ---------------------------------------------------------------------------
Revenues:
         Net product sales        81.6%      79.5%      81.8%     79.3%
         Service revenue          15.9       17.2       15.7      17.2
         Leasing revenue           2.5        3.3        2.5       3.5
- ----------------------------------------------------------------------------
                                 100.0      100.0      100.0     100.0
- ----------------------------------------------------------------------------
Costs and expenses:
   Cost of revenues               49.3       47.7       48.9      47.8
   Amortization of capitalized
     software development costs    5.7        4.8        5.2       4.7
   Selling, general and
      administrative              39.5       40.6       37.4      40.5
   Research and product
      development                 13.0       10.2       11.5       9.6
- -----------------------------------------------------------------------------
Operating (loss)                  (7.5)     (3.3)       (3.0)     (2.6)
- ----------------------------------------------------------------------------
Net (loss)                        (8.9)%    (1.7)%      (5.1)%    (3.3)%
============================================================================

Total revenues for the quarter ended March 31, 1995 increased by $8.5 million to $56.5 million, a 17.7% improvement from the same period one year ago. Growth markets in the fiscal second quarter included the domestic carriers, which increased by $2.4 million, or 24%, and international distributors which increased by $6.1 million, more than double the prior fiscal year quarter. New products introduced during fiscal 1994, such as ATM cell switches, V.F. 28.8 modems, and additions to digital data set and multiplexer product lines, sold higher volumes compared to the second quarter of fiscal 1994. For the second quarter of fiscal 1995 as compared to the second quarter of fiscal 1994, net product sales were up $7.9 million, or 20.8%, service revenue was up $728,000, or 8.8%, and leasing revenue was down $172,000, or 10.9%. On a six-month basis, net product sales increased $17.8 million, or 23.3%, service revenue increased $1.5 million, or 8.8%, and leasing revenue decreased $544,000, or 16.0%.

Gross margin as a percent of sales (which includes amortization of capitalized software development costs) declined from 47.5% in the comparable quarter of fiscal 1994 to 45.0% in the second quarter of fiscal 1995. Amortization of capitalized software development costs charged to product cost of sales increased to $3.2 million in the quarter ended March 31, 1995 from $2.3 million in the same quarter one year ago and had the effect of reducing gross margin as a percent of sales by 0.9%. Product margin on traditional products declined due to market pressures to reduce prices. In addition, premium costs associated with the subcontracting of surface-mount production also reduced gross margin. The installation of new surface-mount manufacturing equipment in the third fiscal quarter is expected to reduce manufacturing costs of new-generation products and favorable results are expected to be reflected in the first quarter of fiscal 1996. In addition, the Corporation continues to work on the reduction of material component prices and manufacturing improvements. On a six-month basis, gross margin declined from 47.5% to 45.9%, or 1.6%. Amortization of capitalized software development costs charged to product cost of sales increased from $4.5 million in fiscal 1994 to $6.0 million in fiscal 1995, with the effect of reducing gross margin as a percent of sales by 0.5%. The remaining impact of 1.1% is attributable to lower margins on product sales for the reasons described in the quarter comparison above.

Selling, general and administrative expenses increased from $19.5 million in the second quarter of fiscal 1994 to $22.3 million in the second quarter of fiscal 1995. This net increase of $2.8 million, or 14.4%, is primarily due to the Corporation's significant investments in ATM pre-sales support activities (an increase of $273,000), the domestic sales organization (an increase of $510,000, reflecting headcount additions and higher commissions due to increased revenues), domestic marketing (an increase of $462,000), international operations (an increase of $884,000 mostly related to the expansion of European operations) and general & administrative expenses (an increase of $786,000 reflecting higher benefits, franchise taxes, legal and recruiting fees, goodwill amortization and bad debt provisions
associated with higher revenue levels).   Due to the revenue
growth, selling, general and administrative expenses fell from 40.6% of revenues in fiscal 1994 to 39.5% in fiscal 1995. On a six-month basis, selling, general and administrative expenses increased $4.0 million, or 10.3%. As a percentage of six-month revenue, selling, general and administrative expenses fell from 40.5% of fiscal 1994 revenue to 37.4% of fiscal 1995 revenue, while six-month spending increased by $4.0 million from $38.9 million in the prior fiscal year to $42.9 million.

Research and product development spending, before consideration of capitalized software development costs, increased to $10.5 million, or 18.6% of revenues, in the second quarter of fiscal 1995 from $8.1 million, or 16.9% of revenues, in the comparable quarter one year ago. This increase of $2.5 million, or 30.8%, reflects the heavy investment in ATM development, now over 40% of total research and product development spending. Such ATM development spending includes activities in Quebec, Canada ($406,000) and at Netcomm Limited ("Netcomm") ($184,000), and the growth of the ATM portion of the domestic product development organization and ATM subcontract services ($1.9 million). Capitalized software development costs remained flat quarter-to-quarter at $3.2 million but, as a percentage of total research and development spending, fell to 30.4% of total spending in the second quarter of fiscal 1995 from 39.6% of total spending in the same quarter one year ago. On a six-month basis, research and product development spending, before consideration of capitalized software development costs, increased to $19.9 million, or 17.4% of revenues, in fiscal 1995 from $15.9 million, or 16.5% or revenues, in fiscal 1994. Capitalized software development costs remained flat on a year-to-year basis at $6.7 million, yet fell to 33.6% of total spending in fiscal 1995 from 42.2% of total spending in fiscal 1994.

Interest expense in the quarter ended March 31, 1995 decreased $573,000 from the comparable period one year ago. In the second quarter of fiscal 1995, the Corporation mortgaged its principal facility in the UK, adding $40,000 to interest in the period. This was offset by $557,000 of interest income on short-term investments made in the quarter ended March 31, 1995. For the six-month period, interest expense decreased $482,000 from $1,788,000 in fiscal 1994 to $1,306,000 in fiscal 1995, reflecting the favorable impact of $641,000 of interest income in fiscal 1995 and reduced borrowing levels.

In the quarter ended March 31, 1995, the Corporation recorded an income tax provision of $300,000, as compared to an income tax benefit of $1,590,000 in the same quarter one year ago. The benefit resulted from the resolution of a foreign tax issue in the amount of $1,700,000. On a six-month basis, the income tax provision of $600,000 compared to an income tax benefit of $1,445,000 in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's cash and cash equivalents were $22.7 million at March 31, 1995, compared to $2.9 million at September 30,
1994.

Operating

Non-debt working capital, excluding cash and cash equivalents, increased $14.7 million to $73.4 million at March 31, 1995.
This increase resulted primarily from an increase in inventories and decreases in accounts payable, accrued payroll and other current liabilities, which was partially offset by a decrease in accounts receivable and an increase in deferred income on maintenance contracts. Inventory grew $11.6 million to $53.8 million, while accounts payable decreased $2.3 million as payments came due for materials purchased earlier in the fiscal year. Accounts receivable decreased $4.9 million in the second quarter of fiscal 1995 to $44.7 million at March 31, 1995, due principally to the lower revenues ($3.5 million) in the current quarter as compared to the fourth quarter of fiscal 1994 and improved collections. During the six months ended March 31, 1995, the Corporation's operating activities resulted in a net cash consumption of $11,406,000 compared to $1,866,000 in the same period one year ago.

Investing

Net investments in property, plant and equipment for the six-month period ended March 31, 1995 increased $3,149,000 to $7,768,000 from $4,619,000 in the prior fiscal year's period, principally for equipment to improve the manufacturing and engineering processes, for sales force automation and for the strategic relocation of the service subsidiary from the engineering building to the manufacturing facility. Investments in capitalized software development were $6,695,000 in fiscal 1995 compared to $6,700,000 in the same period one year ago. Investment activities in fiscal 1994 included $5.9 million relating to the acquisition of Netcomm.

Financing

Financing activities during the six-month period ended March 31, 1995 added $46.0 million in cash, representing $60.1 million from both the sale of stock, as described below, and the exercise of stock options, partially offset by the net repayment of the Corporation's revolving credit loan of $16.2 million.

On December 22, 1994, the Corporation completed the sale of 2,070,000 shares of common stock pursuant to an underwritten public offering. The sales price was $29.875 per share before offering costs and commissions. The net proceeds of approximately $58.1 million have been used to reduce debt and to provide additional working capital for general corporate purposes.

Effective January 15, 1995, the Corporation's revolving credit loan and term loan were amended to provide for interest on outstanding borrowings to be charged at the higher of either (1) the prime rate of (2) the federal funds rate plus 1/2 of 1% (on March 31, 1995, the prime rate was 9% and the federal funds rate was 6.3%). Alternately, the Corporation may elect to borrow at 1.00% to 2.00% over LIBOR (depending upon a financial ratio test) for terms of 1,2, 3 or 6 months (on March 31, 1995, these LIBOR rates ranged from 6.06% to 6.38%). Effective March 31, 1995, the Corporation amended its revolving credit and term loan agreement to modify certain financial covenants and improve the availability of funds in the future. At March 31, 1995, there were no borrowings outstanding.

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

                    GENERAL DATACOMM INDUSTRIES, INC.
                          AND SUBSIDIARIES

	Part II.  Other Information

          Item 6. Exhibits and Reports on Form 8-K

  	               (a) Index of Exhibits

	                  11. Calculation of Earnings Per Share for the three and six-month periods ended March 31, 1995 and 1994.

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

                                   	GENERAL DATACOMM INDUSTRIES, INC.
                                               (Registrant)



                                    William S. Lawrence
                                    Vice President and Principal
                                    Financial Officer

Dated:  May 15, 1995