Form 10-Q
period 1995-06-30
GENERAL DATACOMM INDUSTRIES INC
filed 1995-08-11
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


 X       		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  			            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

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

                        					Yes X		     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                             Number of Shares Outstanding
Title of Each Class                at June 30, 1995

Common Stock, $.10 par value      18,147,894
Class B Stock, $.10 par value      2,217,836

           Total Number of Pages in This Document is 22.

                    GENERAL DATACOMM INDUSTRIES, INC.
                          AND SUBSIDIARIES

                                	INDEX

                                                    Page No.
Part I.  Financial Information

         Consolidated Balance Sheets -
         June 30, 1995 and September 30, 1994               3

         Consolidated Statements of Operations and
         Earnings Reinvested - For the Three and Nine
         Months Ended June 30, 1995 and 1994                 4

         Consolidated Statements of Cash Flows - For the
         Nine Months Ended June 30, 1995 and 1994            5

         Notes to Consolidated Financial Statements          6

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations    9

Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K          14

                      PART I.  FINANCIAL INFORMATION
                     GENERAL DATACOMM INDUSTRIES, INC.
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                             (Unaudited)

                                       June 30,        September 30,
In thousands except shares             1995            1994
ASSETS:
 Current assets:
  Cash and cash equivalents            $19,594         $ 2,939
  Accounts receivable, less allowance
  for doubtful receivables of $1,977
  in June and $1,618 in September        35,554         49,581
  Inventories                            50,208         42,162
  Deferred income taxes                   4,709          4,062
  Other current assets                    6,390          5,288
                                        -------        -------
 Total current assets                   116,455        104,032
                                        =======        =======
 Property, plant and equipment:
   Land                                   1,766          1,764
   Buildings and improvements            27,769         27,058
   Test equipment, fixtures and field
     spares                              50,195         47,012
   Machinery and equipment               45,891         38,522
                                        -------        -------
                                        125,621        114,356
   Less: accumulated depreciation and
    amortization                         78,238         73,248
                                        -------        -------
                                         47,383         41,108

 Capitalized software development costs,
  net of accumulated amortization of
  $21,705 in June and $14,008 in
  September                              23,407         22,712
 Other assets                            12,818         12,412
                                       --------       --------
                                       $200,063       $180,264
                                       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
  Current portion of long-term debt      $6,703         $5,238
  Accounts payable, trade                12,700         15,317
  Accrued payroll and payroll-related     7,028          5,415
  Deferred income                         6,841          6,548
  Other current liabilities              14,209         15,101
                                         ------         ------
 Total current liabilities               47,481         47,619
                                         ======         ======
 Long-term debt, less current portion    24,781         42,118
 Deferred income taxes                    5,712          4,997
 Other liabilities                          538          1,043
                                         ------         ------
 Total liabilities                       78,512         95,777
                                         ======         ======
 Commitments and contingent liabilities        -         -
 Stockholders' equity:
  Capital stock, par value $.10 per
   share, issued:  21,117,301 shares
   in June and 18,733,739 shares in
   September                              2,112          1,873
  Capital in excess of par value        127,790         68,027
  Earnings reinvested (deficit)            (959)        21,477
  Cumulative foreign currency
  translatation adjustment               (1,899)          (901)
  Common stock held in treasury,
  at cost: 751,571 shares in June
  and 841,773                            (5,493)        (5,989)
                                        -------         ------
 Total stockholders' equity             121,551         84,487
                                        -------         ------
                                       $200,063       $180,264
                                       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                      GENERAL DATACOMM INDUSTRIES, INC.
                             AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND EARNINGS REINVESTED
                             (Unaudited)

                                          Three Months     Nine Months Ended
                                             June 30,         June 30,
In thousands, except per share data   1995      1994     1995         1994
Revenues:
  Net product sales                $37,222   $44,510   $131,130   $120,664
  Service revenue                    9,444     8,757     27,441     25,293
  Lease revenue                      1,426     1,636      4,274      5,028
                                    ------    ------    -------    -------
                                    48,092    54,903    162,845    150,985
                                    ------    ------    -------    -------
Costs and expenses:
  Cost of product sales             18,450    20,928     62,586     55,497
  Inventory write-down and other
   items                             6,500     -          6,500         -
  Amortization of capitalized
  software development costs         2,900     2,400      8,900     6,900

  Cost of services                   6,217     5,777     17,856    16,728
  Cost of lease revenue                204       235        558       689
  Selling, general and
    administrative                  22,803    20,078     65,701    58,958
  Research and product development   7,498     4,910     20,719    14,091
                                     ------   ------    -------   -------
                                    64,572    54,328    182,820   152,863
                                     ------   ------    -------   -------
Operating income (loss)            (16,480)      575    (19,975)   (1,878)
                                    --------  ------    --------  --------
Other income (expense):
  Interest                            (458)     (985)    (1,764)   (2,773)
  Other, net                           590        30        153       140
                                    -------   ------    -------   --------
                                       132      (955)    (1,611)   (2,633)
                                    -------   ------    -------   --------
Loss before income taxes
  and cumulative effect of
  accounting changes                (16,348)    (380)   (21,586)   (4,511)
Income tax provision (benefit)          250      122        850    (1,323)
                                     ------    ------   -------    -------
Loss before cumulative effect
  of accounting changes             (16,598)    (502)   (22,436)   (3,188)

Cumulative effect of changes
 in accounting for post-retirement
 and post-employment benefits             -      -         -         (433)
                                   --------  -------  -------      ------
Net loss                            (16,598)    (502)  (22,436)    (3,621)
                                   --------  -------  -------      ------
Earnings reinvested at beginning
 of period                           15,639   21,002    21,477     23,805
                                    ------    ------  --------     -------
Earnings reinvested (deficit) at
 end of period                       ($959)  $20,500     ($959)   $20,184
                                     =====    =======  ========    =======
Loss per share:
  Loss before cumulative effect
  of accounting changes             ($0.82)  ($0.03)    ($1.15)    ($0.19)
  Cumulative effect of changes
   in accounting for
   post-retirement and
   post-employment benefits            -        -          -        (0.03)
                                   -------   ------     ------     -------
Loss per share                     ($0.82)   ($0.03)    ($1.15)    ($0.22)
                                   =======   =======    ======      ======
Weighted average number of
 common and common equivalent
 shares outstanding                20,332    16,790     19,562     16,317
                                   ======    ======     ======     ======

The accompanying notes are an integral part of these consolidated financial statements.

                        GENERAL DATACOMM INDUSTRIES, INC.
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             Increase (Decrease) in Cash and Cash Equivalents
                                                         Nine Months Ended
                                                                  June 30,
In thousands                                       1995          1994
Cash flows from operating activities:
  Loss before cumulative effect
   of accounting changes                           ($22,436)     ($3,188)
Adjustments to reconcile loss to net
 cash provided (used) by operating activities:
  Depreciation and amortization                      17,634       14,408
  Inventory write-down and other items                6,500            -
  (Increase) decrease in accounts receivable         13,206       (3,125)
  (Increase) in inventories                         (13,480)      (5,259)
  Increase in accounts payable and accrued expenses     367        2,085
 (Increase) decrease in other net current assets     (5,412)         958
 (Increase) in other net long-term assets              (751)      (4,788)
                                                     -------      ------
Net cash provided (used) by operating activities     (4,372)       1,091
                                                     -------      ------
Cash flows from investing activities-1):
 Acquisition of property, plant & equipment         (13,606)      (7,395)
 Capitalized software development costs              (9,595)      (9,900)
 Purchase price of companies acquired                    -        (5,852)
                                                    --------     --------
Net cash (used) by investing activities             (23,201)     (23,147)
                                                    --------     --------

Cash flows provided by financing activities-1):
      Revolver borrowings                            21,400      107,933
      Revolver repayments                           (37,600)    (101,383)
      Proceeds from notes and mortgages               5,479       10,702
      Principal payments on notes and mortgages      (5,178)     (10,968)
      Proceeds from issuing common stock             60,475       16,170
      Payments of escrow deposits                      -            (500)
                                                     ------       -------
Net cash provided by financing activities            44,576       21,954
                                                     ------       -------
Effect of exchange rates on cash                       (348)         (23)
                                                     ------       ------
Net increase (decrease) in cash and cash equivalents 16,655         (125)
Cash and cash equivalents at beginning of period-2)   2,939        2,594
                                                     ------       ------
Cash and cash equivalents at end of period-2)       $19,594       $2,469
                                                    =======       ======


(1 - Excluded from the Consolidated Statement of Cash Flows for the nine months ended June 30, 1994 is the issuance of common stock with a fair market value of $1,846 related to the acquisition of a company.

(2 - The Corporation considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

                      GENERAL DATACOMM INDUSTRIES, INC.
                            AND SUBSIDIARIES

         	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.     BASIS OF PRESENTATION

            In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation") as of June 30, 1995, the results of operations for the three and nine months ended June 30, 1995 and 1994 and the cash flows for the nine months ended
            June 30, 1995 and 1994. Such adjustments are generally of a normal recurring nature (except for the $6.5 million charge related to an inventory write-down and other items) and include adjustments to certain accruals and asset reserves to appropriate levels.

           	The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K/A for the year ended September 30, 1994.

NOTE 2. INVENTORIES

        Inventories consist of (in thousands):

                                          June 30,1995     September 30, 1994

        Raw materials                          $21,206               $18,313
        Work-in-process                          8,030                 7,249
        Finished goods                          20,972                16,600
                                               -------              --------
          Total                                $50,208               $42,162
                                               =======               =======

The quarter ended June 30, 1995 included a $(6.5) million, or $(0.32) per share, charge relating to an inventory write-down and other items, primarily related to rapid technological improvements which served to devalue earlier generations of the APEX
ATM product line and to performance issues in vendor-supplied component parts.

                         GENERAL DATACOMM INDUSTRIES, INC.
                             AND SUBSIDIARIES

         	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 3.     LONG-TERM DEBT

            Long-term debt consists of the following (in thousands):

                                          June 30, 1995   September 30, 1994

            Revolving credit loan         $     -         $  16,200
            Notes payable                   17,372           18,318
            Mortgages payable               13,165           11,809
            Capital lease obligations          947            1,029
                                            ------           ------
                                            31,484           47,356

            Less:  current portion           6,703            5,238
                                          --------          -------
                                          $ 24,781          $42,118
                                          ========          =======
Revolving Credit Loan

Effective January 15, 1995, the Corporation's revolving credit loan was amended to provide for interest on outstanding borrowings to be charged at the higher of either (1) the prime rate or (2) the federal funds rate plus 1/2 of 1% (on June 30, 1995, the prime rate was 9% and the federal funds rate was 6.11%). Alternately, the Corporation may elect to borrow at 1.00% to 2.00% over LIBOR (depending upon a financial ratio test) for terms of 1, 2, 3 or 6 months (on June 30, 1995, these LIBOR rates ranged from 5.88% to 6.00%).

Effective June 30, 1995, the Corporation amended its revolving credit and term loan agreement to modify certain financial covenants. Currently, there are no borrowings outstanding under the revolving credit loan portion of the agreement, which provides for up to $25 million in available financing. However, it is contemplated that the agreement will be further modified to reduce the $25,000,000 maximum available borrowings by the outstanding balance ($6,625,000 as of June 30, 1995) of the term note referenced below.

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

                    GENERAL DATACOMM INDUSTRIES, INC.
                           AND SUBSIDIARIES

        	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3.     LONG-TERM DEBT (continued)

Quarterly principal payments of $250,000, $375,000 and $500,000 are required in the first, second and third (partial) years, respectively, with the final payment due November 30, 1996. Effective January 15, 1995, this note was amended to provide for interest on the outstanding principal balance to be charged at the higher of either (1) the prime rate or (2) the federal funds rate plus 1/2 of 1% (on June 30, 1995, the prime rate was 9% and the federal funds rate was 6.11%). Alternately, the Corporation may elect to borrow at 1.00% to 2.00% over LIBOR (depending upon a financial ratio test) for terms of 1, 2, 3 or 6 months (on June 30, 1995, these LIBOR rates ranged from 5.88% to 6.00%). At June 30, 1995, the outstanding balance on this note was $ 6,625,000.

NOTE 4.    COMMON STOCK OFFERING

On December 22, 1994, the Corporation completed the sale of 2,070,000 shares of common stock pursuant to an underwritten public offering. The sales price was $29.875 per common share before offering costs and commissions. Net proceeds of approximately $58.1 million have been used to reduce debt and to provide additional working capital for general corporate purposes, including development and expansion of the APEX ATM product family.

NOTE 5.    REAL ESTATE GAIN

Included in selling, general and administrative expenses for the nine months ended June 30, 1995 is a gain of $650,000 resulting from the early termination of a lease obligation for an industrial facility which had been vacated in 1988 as part of a cost reduction program.

NOTE 6.    OTHER INCOME

Included in other income for the quarter ended June 30, 1995 is an insurance claim reimbursement of $457,000.

                  GENERAL DATACOMM INDUSTRIES, INC.
                         AND SUBSIDIARIES

      	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

GENERAL DISCUSSION

Fiscal 1995 revenues were negatively impacted by technical problems which delayed the development of features for the APEX
ATM (Asynchronous Transfer Mode) switch. These technical problems resulted partially from performance issues, in vendor-supplied component parts, which are expected to be resolved by the end of the fourth fiscal quarter. As a result, fiscal third quarter revenues for the APEX family of ATM switches were approximately $3 million, as compared to $10 million in the second quarter and to $3 million in the comparable period one year ago. In addition, as a result of the continued customer migration from analog to digital products, for the first nine months of fiscal 1995, sales of analog modems declined approximately 18% from the last fiscal year and now account for only about 16% of net product sales.

Revenues for the quarter ended June 30, 1995 decreased $6.8 million, or 12.4%, from the same period one year ago. For the nine months ended June 30, 1995, revenues increased $11.9 million, or 7.9%, as compared to the first nine months of fiscal
1994.

The net loss for the third quarter of fiscal 1995 was $(16,598,000), or $(0.82) per share, including a $(6,500,000), or $(0.32) per share, charge relating to an inventory write-down and other items. This compared to a net loss of $(502,000), or $(0.03) per share, in the same period last fiscal year. On a year-to-date basis, the net loss for fiscal 1995 was $(22,436,000), or $(1.15) per share, versus a net loss of $(3,621,000), or $(0.22) per share, in fiscal 1994. The prior year net loss for the quarter and year-to-date included a tax benefit of $1.7 million, or $0.11 per share.

The Corporation has paid off its revolving credit term loan with net proceeds from the sale of common stock pursuant to an underwritten public offering completed in the first fiscal quarter of 1995. In addition, offering proceeds have been used toward investments required for the new APEX ATM product family in such areas as research and development, production engineering, pre-sales support activities and inventories, including APEX customer demonstrations and internal lab requirements.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                 Three months ended    Nine months ended
                                    June 30,                   June 30,

                                   1995   1994        1995     1994
Revenues:
   Net product sales               77.4%   81.1%      80.5%     79.9%
   Service revenue                 19.6    15.9       16.9      16.8
   Leasing revenue                  3.0     3.0        2.6       3.3
                                  -----   -----      -----     -----
                                  100.0   100.0      100.0     100.0
                                  -----   -----      -----     -----
Costs and expenses:
  Cost of revenues                 51.7    49.1       49.7      48.3
  Inventory write-down and other
   items                           13.5      -         4.0         -

  Amortization of capitalized
   software development costs       6.0     4.4        5.5       4.6
 Selling, general and
   administrative                  47.5    36.6       40.4      39.0

 Research and product development  15.6     8.9        12.7      9.3
                                   ----    ----        ----      ---
 Operating income (loss)          (34.3)    1.0       (12.3)    (1.2)
                                  ------   -----      ------     -----
Net (loss)                        (34.5)%  (0.9)%     (13.8)%   (2.4)%
                                  ------   -----      -------    ------

As noted above, net product sales for the quarter ended June 30, 1995 were negatively impacted by technical problems which reduced shipments of the APEX ATM switch and related products. For the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994, net product sales declined $7.3 million, or 16.4%, service revenue was up $687,000, or 7.8%, and leasing revenue was down $210,000, or 12.8%. However, on a nine-month basis, APEX ATM shipments resulted in a net product sales increase of $10.5 million, or 8.7%. In addition, service revenue, impacted by the growing product base and new offerings, increased $2.1 million, or 8.5%; and leasing revenue decreased $754,000, or 15.0%, due to lower domestic end-user product shipments. Also for the nine-month comparison, international revenues grew 15.3% while domestic revenues increased 3.6%.

Gross margin as a percent of sales (which includes inventory write-downs and other items and amortization of capitalized software development costs) declined 17.9%, from 46.6% in the third quarter of fiscal 1994 to 28.7% in the third quarter of fiscal 1995. Inventory write-downs and other items totaled $6.5 million in the quarter ended June 30, 1995 and alone had the effect of reducing gross margin by 13.5%. These charges primarily related to rapid technological improvements which served to devalue earlier generations of the APEX ATM product line and to performance issues in vendor-supplied component parts. Amortization of capitalized software development costs charged to product cost of sales increased to $2.9 million in the quarter ended June 30, 1995 from $2.4 million in the same quarter one year ago and reduced gross margin an additional
1.6%. The remaining 2.7% reduction was due to the reduced manufacturing volumes and the resulting higher per unit costs, high startup costs associated with the APEX ATM product family and reduced sales prices on legacy products. On a nine-month basis, gross margin declined from 47.1% to 40.8%, or 6.3%.
Inventory write-down and other items reduced gross margin 4.0%, and amortization of capitalized software development costs charged to product cost of sales increased $2.0 million and reduced gross margin 0.9%. The remaining impact of 1.1% is attributable to lower margins on net product sales for the reasons described in the quarter comparison above.

Selling, general and administrative expenses increased from $20.1 million in the third quarter of fiscal 1994 to $22.8 million in the third quarter of fiscal 1995. This net increase of $2.7 million, or 13.6%, is primarily due to a growing APEX ATM marketing organization and related product launch expenses and expansion of international sales activities. The decline in revenue combined with the increased spending caused selling, general and administrative expenses to increase to 47.4% in fiscal 1995 from 36.6% of revenues in fiscal 1994. On a nine-month basis, selling, general and administrative expenses increased $6.7 million, or 11.4%. As a percentage of nine-month revenue, selling, general and administrative expenses rose to 40.3% of fiscal 1995 revenue from 39.0% of fiscal 1994 revenue.

Research and product development spending, before consideration of capitalized software development costs, increased to $10.4 million, or 21.6% of revenues, in the third quarter of fiscal 1995 from $8.1 million, or 14.8% of revenues, in the comparable quarter one year ago. This increase of $2.3 million, or 28.2%, reflects continued investment in ATM development in three research centers: the Montreal Research Center (Canada); Advanced Research Centre (UK); and the domestic ATM Product Development Group (CT). Capitalized software development costs decreased $300,000 to $2.9 million compared to $3.2 million in the same quarter one year ago but, as a percentage of total research and development spending, fell to 27.9% of total spending in the third quarter of fiscal 1995 from 39.5% of total spending in the same quarter one year ago. On a nine-month basis, research and product development spending, before consideration of capitalized software development costs, increased to $30.3 million, or 18.6% of revenues, in fiscal 1995 from $24.0 million, or 15.9% or revenues, in fiscal 1994. Capitalized software development costs decreased $305,000 to $9.6 million in fiscal 1995 compared to $9.9 million in fiscal 1994 and fell to 31.7% of total spending in fiscal 1995 from 41.3% of total spending in fiscal 1994.

Interest expense in the quarter ended June 30, 1995 decreased $527,000 from the comparable period one year ago. This amount included $324,000 of interest income on short-term investments made in the quarter ended June 30, 1995. For the nine-month period, interest expense decreased $1,009,000 from $2,773,000 in fiscal 1994 to $1,764,000 in fiscal 1995, reflecting the favorable impact of $952,000 of interest income in fiscal 1995 and reduced borrowing levels.

Included in other income for the quarter ended June 30, 1995 is an insurance claim reimbursement of $457,000.

In the quarter ended June 30, 1995, the Corporation recorded an income tax provision of $250,000, as compared to an income tax provision of $122,000 in the same quarter one year ago. On a nine-month basis, the income tax provision of $850,000 compared to an income tax benefit of $1,323,000 in fiscal 1994. The benefit resulted from the resolution of a foreign tax issue in the amount of $1,700,000.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's cash and cash equivalents were $19.6 million at June 30, 1995, compared to $2.9 million at September 30, 1994.

Operating

Non-debt working capital, excluding cash and cash equivalents, decreased $2.6 million to $56.1 million at June 30, 1995. This decrease resulted primarily from a decrease in accounts receivable and the timing of quarter-end payrolls, which was partially offset by an increase in inventories and other current assets and a decrease in accounts payable and other current liabilities. Inventory grew $8.0 million to $50.2 million, while accounts payable decreased $2.6 million as payments came due for materials purchased earlier in the fiscal year.
Accounts receivable decreased $14.0 million in the third quarter of fiscal 1995 to $35.6 million at June 30, 1995, due principally to the lower revenues ($11.9 million) in the current quarter as compared to the fourth quarter of fiscal 1994. During the nine months ended June 30, 1995, the Corporation's operating activities resulted in a net cash consumption of $4,372,000 compared to cash generation of $1,091,000 in the same period one year ago.

Investing

Net investments in property, plant and equipment for the nine-month period ended June 30, 1995 increased $6,211,000 to $13,606,000 from $7,395,000 in the prior fiscal year's period, principally for equipment to improve the manufacturing and engineering processes (including new surface-mount manufacturing equipment), for sales force automation and for the relocation of the service subsidiary. Investments in capitalized software development were $9,595,000 in fiscal 1995 compared to $9,900,000 in the same period one year ago. Investment activities in fiscal 1994 included $5.9 million relating to the acquisition of Netcomm Limited (UK).

Financing

Financing activities during the nine-month period ended June 30, 1995 added $44.6 million in cash, representing $60.1 million from both the sale of stock, as described below, and the exercise of stock options, partially offset by the net repayment of the Corporation's revolving credit loan of $16.2 million.

On December 22, 1994, the Corporation completed the sale of 2,070,000 shares of common stock pursuant to an underwritten public offering. The sales price was $29.875 per share before offering costs and commissions. The net proceeds of approximately $58.1 million have been used to reduce debt and to provide additional working capital for general corporate purposes, including development and expansion of the APEX ATM product family.

Effective January 15, 1995, the Corporation's revolving credit loan and term loan were amended to provide for interest on outstanding borrowings to be charged at the higher of either (1) the prime rate of (2) the federal funds rate plus 1/2 of 1% (on June 30, 1995, the prime rate was 9% and the federal funds rate was 6.11%). Alternately, the Corporation may elect to borrow at 1.00% to 2.00% over LIBOR (depending upon a financial ratio test) for terms of 1,2, 3 or 6 months (on June 30, 1995, these LIBOR rates ranged from 5.88 to 6.00%). Effective, June 30, 1995, the Corporation amended its revolving credit and term loan agreement to modify certain financial covenants. At June 30, 1995, there were no borrowings outstanding under the revolving credit loan portion of the agreement, which provides for up to $25 million in available financing. However, it is contemplated that the agreement will be further modified to reduce the $25,000,000 maximum available borrowings by the outstanding balance ($6,625,000 as of June 30, 1995) of the term loan.

                 GENERAL DATACOMM INDUSTRIES, INC.
                        AND SUBSIDIARIES

Part II.  Other Information

          Item 6. Exhibits and Reports on Form 8-K

                 (a) Index of Exhibits

                 11. Calculation of Earnings Per Share for the three and nine-month periods ended June
                      30, 1995 and 1994.

                28.1 First Amendment to Second Amended and Restated Revolving Credit Term Loan and Security Agreement between General DataComm Industries, Inc. et al. and The Bank of New York et al.


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

                                   	GENERAL DATACOMM INDUSTRIES, INC.
                                                    (Registrant)

                                     ______________________________
                                             William S. Lawrence
                                             Vice President and
                                             Principal Financial Officer

Dated:  August 11, 1995
                                      -14-