Form 10-K
period 1995-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 1995-12-18
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1995  Commission File number 1-8086
                                  _______________

                         General DataComm Industries, Inc.
            (Exact name of registrant as specified in its charter)


	             Delaware						                    06-0853856
	(State or other jurisdiction of					        (I.R.S. Employer
	incorporation or organization)				          Identification No.)

                         1579 Straits Turnpike
                  Middlebury, Connecticut 06762-1299
                (Address of principal executive offices)

                           (203) 574-1118
           (Registrant's telephone number, including area code)
                             ______________

        Securities registered pursuant to Section 12(b) of the Act:


	         Title of each Class      Name of each exchange on which registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   {   }

The aggregate market value of the voting stock of the Registrant held by nonaffiliates as of December 4, 1995:  $345,692,624

Number of shares of Common and Class B Stock outstanding as of December 4, 1995:

                    18,307,865  Shares of Common Stock
                     2,207,836  Shares of Class B Stock

Item 10 as to Directors and Items 11, 12 and 13 to be filed by definitive proxy statement.

                    GENERAL DATACOMM INDUSTRIES, INC.

                         TABLE OF CONTENTS

PART I                                      		        Page
Item 1.	Business                                        3
Item 2.	Properties                          	          12
Item 3.	Legal Proceedings                            	 13
Item 4. Submission of Matters to a Vote of
       	Security Holders                           	   13

PART II

Item 5.	Market for the Registrant's Common
       	Equity and Related Stockholder Matters        	14
Item 6.	Selected Financial Data                       	15
Item 7.	Management's Discussion and Analysis
        of Results of	Operations and Financial
        Condition                                      16
Item 8.	Financial Statements and Supplementary Data   	22
Item 9.	Changes in and Disagreements with
        Accountants on Accounting and Financial
        Disclosure			                             					36

PART III

Item 10.	Directors and Executive Officers of the
         Registrant                                   	37
Item 11.	Executive Compensation                       	39
Item 12.	Security Ownership of Certain Beneficial
        	Owners and Management                        	39
Item 13.	Certain Relationships and Related
        	Transactions	                                 39

PART IV

Item 14.	Exhibits, Financial Statement Schedules
        	and Reports on Form 8-K	                      40


PART I

ITEM 1.  BUSINESS

General DataComm Industries, Inc. (the "Corporation" or "GDC") was incorporated in 1969 under the laws of the State of Delaware. Unless the context otherwise requires, the terms "Corporation" and "GDC" as used here and in the following pages mean General DataComm Industries, Inc. and its subsidiaries.

Overview

GDC is a leading worldwide provider of wide area networking and telecommunications products. The Corporation designs, assembles, markets, installs and maintains products and services that enable telecommunications common carriers, corporations and governments to build, upgrade and better manage their global telecommunications networks. Products include Asynchronous Transfer Mode ("ATM") cell switches, multiplexers, internetworking equipment, digital data sets, analog modems, network management systems and comprehensive support services. The Corporation sells and leases its products through its own worldwide sales and service organizations, as well as through distributors, value-added resellers and system integrators.

GDC's customer base includes: Local Exchange Carriers including all seven Regional Bell Operating Companies, Bell Canada and GTE; Competitive Access Providers including MFS Datanet; Interexchange Carriers including AT&T, MCI and Sprint; corporate end users such as American Airlines, Citicorp, EDS, Chrysler, Amoco, Hitachi and Hong Kong & Shanghai Bank; government entities including the British Ministry of Defence, the French Ministry of State, NASA, the U.S. State Department and many state and local governments; and international communication carriers such as Telecom Finland, Impsat (Argentina and Colombia), Telefonos de Mexico, France Telecom and Deutsche Telekom.

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

In the early 1990s, the Corporation identified ATM technology as the preferred solution for addressing problems caused by the increasing limitations of conventional Local Area Network ("LAN") and Wide Area Network ("WAN") technologies. ATM provides a dramatic increase in network capacity, carrying both LAN and WAN traffic faster than conventional networking technologies. ATM also enables the transmission of voice, video and high-speed data traffic on a single communications line. After reviewing various strategic alternatives for entering the ATM market, the Corporation entered into a distribution and technology transfer agreement with Netcomm Limited ("Netcomm") in December 1992. The Corporation subsequently acquired Netcomm in 1993.

By offering ATM solutions to its customers, the Corporation believes it has enhanced its position as a leading supplier of wide area networking and telecommunications products. The Corporation's strategy of providing integrated solutions to its customers is based upon the following:

Capitalizing on ATM Technology. The Corporation believes it has a leading position in the ATM switch market. The following entities have deployed GDC's ATM cell switches in their ATM networks: Bell Canada; MCI; MFS Datanet; Telecom Finland; France Telecom and Deutsche Telekom. As of September 30, 1995, GDC, including Netcomm, had shipped approximately 550 ATM switches and related products to a variety of customers in approximately 20 countries. Additionally, the Corporation has shipped non-revenue products for trial and evaluation. The Corporation also believes that growing market awareness of its ATM switch technology has increased customer exposure to GDC's other products.

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

Leveraging Global Customer Base, Distribution and Support. The Corporation has a worldwide customer base of corporate and government users and telecommunications carriers. The Corporation has global distribution capabilities and products installed in more than 60 countries around the world. GDC's ability to provide international customer service and support is critical to customers that run mission-critical applications over their networks.

ATM Market

Background. Improvements in microprocessor technology over the past several years have significantly changed the way users design and build communications networks. Corporations are migrating away from mainframe centric computer networks and moving to client/server architectures in which increasing processing power is located on the desktop. Personal computers ("PCs") and workstations are connected together to form LANs, and large corporations today may have up to several hundred LANs within their enterprise. LANs typically use shared medium technologies like Ethernet, Token Ring and Fiber Distributed Data Interface. These LAN technologies require that all users contend for the available bandwidth and consequently, as the number of users increases, throughput decreases. In addition, users find that shared medium LANs cannot provide the bandwidth necessary to support today's powerful PCs running communication-intensive applications. As a result, switched-connection architecture is now being implemented in the LAN with several competing technologies, including ATM, vying for the business.

WANs present an additional bottleneck constraining greater deployment of enterprise-wide networks. The underlying WAN architecture of the telephone companies is optimized for low speed, constant bit-rate voice communications. It does not scale well to accommodate high-speed, burst-oriented data communications typical of a LAN. To address this problem, telecommunications carriers have deployed fiber optic transmission facilities in their networks over the past decade and are beginning to, or have announced their intention to, test and deploy ATM switches as the platform of choice for offering new, value-added services to their customers. The need for more bandwidth in both the LAN and WAN environments to support current data processing and networking applications is a key factor driving demand for ATM products. Increasing numbers of applications combining voice, video and data will demand even more bandwidth than current applications

ATM Segments. Although currently in the early stages of development, ATM is expected to become a leading transmission switch technology for communications networks. Within the broader ATM market, the Corporation has identified the four distinct segments described below and has chosen to pursue the enterprise and edge switch segments.

Workgroup Hub. ATM workgroup hubs are devices used to connect high-speed workstations and servers to form a high performance, local computing environment. The Corporation expects switched Ethernet and virtual LAN architectures to be the dominant approaches to creating this high-performance local computing environment and anticipates a gradual migration to ATM desktop connectivity. GDC intends to address this market segment through partnerships or potential acquisitions in order to provide a timely entrance into this market.

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

Central Office Switch. At large central offices, all traffic in the network hierarchy has been converted into ATM cells and the required switches must provide up to hundreds of gigabits of throughput. GDC does not intend to address this market directly as the Corporation views the development costs of these switches to be high and believes this market is currently served by established central office switching providers. Rather, the Corporation has developed strategic partnerships with participants in this market, such as Siemens, Ericcson and DSC Communications Corporation, as a vehicle for enhancing its position in the edge and enterprise switch markets.

GDC's Target ATM Segments. The enterprise and edge switch markets, which the Corporation is pursuing, address the points in a network where LAN, voice, video and other data applications converge with WANs and the greatest bandwidth bottlenecks exist. The Corporation also believes that, at present, these two segments are not adequately served by any established vendors.

Products

In fiscal 1995, sales and leases of products represented approximately 83% of revenues while service revenues represented about 17% of revenues. GDC's line of products includes:

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

For the corporate backbone locations, the Corporation offers the TMS 3000 which supports a wide range of voice, facsimile, LAN, traditional data and video applications. In April 1993, GDC introduced the Office Communications Manager ("OCM"), a cost-effective networking solution for the branch office location, which offers the integration of voice, LAN routing, frame relay and traditional data at speeds ranging from 9.6 Kbps to T1/E1.

In corporate backbone environments requiring broadband speeds and services, the Corporation's APEX ATM switches can be used. The TMS 3000 and OCM can feed into the APEX switch enabling the Corporation to offer an integrated networking solution that scales from small remote or branch locations into regional wideband backbones and ultimately into ATM-based broadband backbones. Selling prices vary widely depending upon the size and complexity of the system being ordered.

Digital Data Sets. Digital data sets are used to convert and interpret signals from computers and communications equipment into a form that is acceptable for transmission over telecommunications facilities. The Corporation offers a broad set of narrowband digital data sets that run at various speeds up to 64 Kbps and wideband digital data sets operating at fractional T1 and T1 speeds. GDC recently introduced broadband data sets running at T3 rates. GDC supplies its digital data sets to the major North American telephone companies and various end users. GDC continues to enhance its digital transmission product line by combining higher transmission speeds with value-added capabilities including data compression, concentration, protocol adaptation/conversion and network management. This enables the Corporation to offer differentiated, and, in some cases, unique transmission solutions.

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

Analog Modems. Analog modems convert digital computer signals to a format that can be transmitted over telephone lines. The market for private line modems has been shrinking as telephone networks move from an analog to a digital format. However, with the growth of telecommuting and Internet access, the market for dial-up modems is continuing to grow. The Corporation offers a broad range of private line and dial-up analog modems operating at all standard speeds up to 28.8 Kbps.

GDC began shipments of its new modem family, known as the V.F.
28.8 family, in the first quarter of fiscal 1994. These modems, which are compliant with the global transmission standard V.34, offer transmission speeds twice as fast as modems conforming to any pre-V.34 standards with throughputs of up to 115 Kbps over basic analog dial-up facilities or over two-wire analog private line circuits. The V.F. 28.8 enables faster transmission speeds on a single pair of wires whereas traditional analog provisioning requires two pairs. In fiscal 1995, the Corporation added standards-based SNMP (Simple Network Management Protocol) network management capability to its V.34 modems. These modems are sold through direct and indirect sales channels throughout the world. V.34 modem sales doubled in fiscal 1995 versus fiscal 1994 but are still not a significant part of the Corporation's aggregate product revenues.

In fiscal 1995, the Corporation entered into a licensing agreement with a semiconductor manufacturer which will produce
V.34 modem-integrated circuit chips for the mass modem market. The Corporation will receive royalties from the sale of such chips.

ATM Switches and Network Management Systems. The Corporation currently offers a family of ATM switches and access products for both public and private networks under the GDC APEX name.

The APEX product line consists of the APEX-DV2, the APEX-NPX, the APEX-MAC and the APEX-MAC1.

Switch           Specifications                   	Targeted Segment
APEX-DV2	     Provides up to 6.4 Gbps             Enterprise switch for
              of capacity and support for         corporate and government
              up to 64 ports within a single      users.
              shelf,	utilizing AC power supplies.

APEX-NPX     	Provides up to 6.4 Gbps of         	Edge switch for common
              capacity and support for up         carriers,
              to 64 ports within a single        	including telephone
              shelf, utilizing DC power           and cable television
              DC power supplies.                  companies.

APEX-MAC     	Provides up to 2.8 Gbps of         	Lower capacity enterprise
             	capacity and support for 14 to      switch for corporate and
             	28 ports within a single shelf.     government users and
                                                  common carriers.

APEX-MAC1    	Provides up to 1.6 Gbps of          Access concentrator for
              capacity and support for 8 to 16    corporate and government
              ports within a single enclosure.    users and common carriers.


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

Several major carriers have begun deploying GDC-APEX ATM switches as their platform for provisioning new data communications services. A number of corporate customers also have purchased APEX switches. The Corporation believes its family of APEX switches have the following competitive features:

  Scalability, allowing a customer to construct a multitiered switch network that scales in price and performance.

  Flexibility, providing the customer with comprehensive interfaces and adaptation capabilities.

	 Traffic management architecture, providing networks with traffic policing, traffic prioritization and buffer management capabilities.

  Switched virtual circuits, dynamically establishing connections on an end-to-end basis.

Selling prices vary directly with the size and complexity of the systems being ordered.

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

Marketing, Sales and Customers

The Corporation's products and networks are marketed throughout the world. GDC's sales and marketing organization, which, at September 30, 1995, consisted of approximately 451 employees, is organized on a worldwide basis to address three market segments:
(1) corporate and government end users; (2) common carriers; and
(3) indirect sales through value-added resellers and distributors. In the United States, the Corporation sells, leases and services its equipment primarily through its own sales and service groups, which include separate geographic sales and technical support organizations for corporate and government end users and common carrier markets. In fiscal 1995, a National Resellers Division was established as part of the U.S. Sales organization to more aggressively pursue distributors, value-added resellers and system integrators as channels to market. No customer accounted for 10% or more of the Corporation's revenues during any of the past three fiscal years.

Internationally, GDC maintains full subsidiary operations in Canada (sales and service), the United Kingdom (sales and service), Mexico (sales and service), France (sales and service), Germany (sales and service), Australia (sales), Singapore (sales) and Russia (sales), and sales and technical support offices in Japan, Hong Kong, China, Brazil and Spain. These sales offices manage a worldwide distribution network with representatives in more than 60 countries. International operations represented approximately 40% of the Corporation's revenues in fiscal 1995. GDC's foreign operations are subject to all the various risks inherent in operating outside the U.S. and Canada.

Selected users of the Corporation's products include:

Telecommunications	        Commercial             	Financial Services
Alascom	                   American Airlines      	Boatmen's Bancshares
Ameritech	                 EDS                    	Cecoban (Mexico)
AT&T	                      Harris	                 Citicorp
Bell Atlantic             	Hitachi                	Fiserv
Bell Canada	               Lockheed               	Hong Kong & Shanghai Bank
BellSouth                 	Loral                  	Key Services
British Telecom	           TRW                    	Quotron Systems
Netherlands PTT		                                  Shawmut Bank
GTE                       	Government	             Telerate Systems
Guangdong PTA (China)     	British Ministry of     Wheat First
Sprint                      Defence                Butcher & Singer
Impsat (Agrentina,         French Ministry of      Securities
 Columbia)                  State
MCI                        NASA
MFS Datanet                Los Angeles, City and
NYNEX                       County
Pacific Bell               New York City Transit
SNET                        Authority
Southwestern Bell          U.S. State Department
Telefonos de Mexico        Various state governments,
US  West                   including:  California,
France Telecom             Florida, Michigan, Ohio
Deutsche Telekom           and Texas


While the majority of the Corporation's products are sold on an outright basis, the Corporation also leases its equipment through a wholly-owned consolidated subsidiary under a versatile selection of leasing programs designed to meet the specific needs and objectives of its customers. At September 30, 1995, the Corporation's leasing subsidiary had agreements in place with financial institutions whereby certain finance lease receivables can be transferred with full recourse. Each request for financing is subject to the approval of the financing institution.

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

Industry and geographic area information is hereby included in
Note 9 of "Notes to Consolidated Financial Statements."  See
"Index to Financial Statements and Schedules" on page F-1 in this report.

Customer Service and Support

GDC provides comprehensive technical support crucial for its telecommunications carrier, corporate and government customers that run mission-critical applications over their networks.
Each of the Corporation's sales subsidiaries directly provides its own support capabilities, augmented by third party service providers when necessary. Authorized distributors provide their own support services and participate in service certification programs administered by the Corporation's service division.

The Corporation's service and support programs include product repair, logistics support, installation, maintenance, educational services and on-line network management services. Services are supported by field service engineers, technical support staff and Technical Operations and Assistance Centers ("TOAC") located in the U.S., Canada and the United Kingdom. TOACs in the U.S. and United Kingdom are staffed 24 hours a day, 365 days a year. The Corporation offers various value added services, including First ResponseTM, an outsourcing service by which TOAC Technicians monitor and manage customer networks on a remote basis. Customers of GDC's service and support programs include Bell South Mobility, New York City Transit Authority, the State of Michigan and Volvo. At September 30, 1995, GDC had 306 people engaged in services and support activities.

Research, Engineering and Product Development

In order to develop and implement new technology in the data, voice and video communications industry and to broaden the applications for its products, the Corporation has significant ongoing engineering programs for product improvement and new product development. At September 30, 1995, 369 people were engaged in research and development activities. The Corporation conducts research and development activities in three locations. Development for all transmission products, multiplexer and internetworking products, enhancements to the APEX-ATM switch products and continuation engineering activities occur in the Technology Research Center in Middlebury, Connecticut. The Multimedia Research Center in Montreal, Quebec, focuses on ATM-based applications and solutions, and the Advanced Research Centre in Basildon, England, focuses on next-generation ATM hardware and software.

The combination of research, development and capitalized software spending amounted to 18.3%, 15.7% and 14.1% of revenues in fiscal 1995, 1994 and 1993, respectively. In order to support its commitment to new products and technologies, the Corporation expects to continue or to increase these levels of spending on research and product and software development.

Manufacturing

GDC's principal assembly plant is a Corporation-owned, 360,000 square foot facility located in Naugatuck, Connecticut, of which approximately 210,000 square feet are currently being utilized. The Corporation also outsources the manufacturing and assembly of certain subassemblies, generally high volume and power and packaging items. Outsourced products represented approximately 26% of the manufacturing assembly during the 1995 fiscal year.

GDC's Connecticut facilities are ISO 9001 certified. ISO 9001 is a comprehensive model for quality assurance in design/development, production, installation and servicing. It was developed by a technical committee comprised of representatives from over 90 countries under the direction of the Geneva-based International Organization for Standardization. GDC's United Kingdom facilities are BS 5750 certified. Awarded by the British Standards Institute, BS 5750 also is a comprehensive quality assurance model. The Corporation's Montreal, Canada sales and service facility received ISO 9002 certification in October 1995.
ISO 9002 covers quality assurance in production, installation and servicing; it does not not cover design and development.

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

Many of the participants in the networking industry, including, among others, ADC Telecommunications, Bay Networks, Cascade Communications, Cisco, ECI Telecom, FORE Systems, Newbridge Networks and StrataCom, and certain participants in the computer industry, including among others, DEC and IBM, have introduced, or announced their intention to develop, ATM networking products. Other companies are expected to follow. In addition, traditional suppliers of central office switching equipment such as Alcatel, AT&T Network Systems, DSC Communications Corporation, Fujitsu, Hitachi, LM Ericsson,
Northern Telecom and Siemens, are expected to offer ATM-based switches for central offices. Companies may also develop alternative network solutions to ATM. Even though certain of these ATM competitors currently offer or plan to offer ATM products in markets in which the Corporation does not plan to compete, it is possible that such competitors will develop ATM technology that does compete with the Corporation's products.
This competition could result in the same intense price competition that is present in the broader networking market.

Patents and Related Rights

The Corporation presently owns approximately 61 domestic patents and has approximately 9 additional applications pending.
 In addition, all of these patents and applications have been filed in Canada; most also have been filed in other various foreign countries. Most of those filed outside the United States have been allowed while the remainder are pending. The Corporation believes that certain features relating to its equipment for which it has obtained patents or for which patent applications have been filed are important to its business, but does not believe that its success is dependent upon its ability to obtain and defend such patents. Because of the extensive patent coverage in the data communications industry and the rapid issuance of new patents, certain equipment of the Corporation may involve infringement of existing patents not known to the Corporation.

Employee Relations

At September 30, 1995, the Corporation employed 1,781 persons, of whom 369 were research and development personnel, 509 were manufacturing personnel, 451 were employed in various selling and marketing activities, 306 were in field services and 146 were in general and administrative activities. No Corporation employees are covered by collective bargaining agreements. The Corporation has never experienced a work stoppage and considers its relations with its employees to be good.

Reliance on Key Components

The Corporation's products use certain components, such as microprocessors, memory chips and pre-formed enclosures that are acquired or available from one or a limited number of sources. The Corporation has generally been able to procure adequate supplies of these components in a timely manner from existing sources. While most components are standard items, certain application-specific integrated circuit chips, used in many of the Corporation's products, are customized to the Corporation's specifications. The suppliers of components do not operate under contract. The Corporation's inability to obtain a sufficient quantity of components as required, or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially affect the Corporation's operating results in any given period.

ITEM 2.  PROPERTIES

The principal facilities of the Corporation are as follows:

Middlebury, Connecticut --	executive offices of the Corporation
and of Data	Comm Leasing Corporation located in a 120,000
square foot facility owned by the Corporation

Naugatuck, Connecticut --	principal assembly, test and systems
integration	operations and service division located in a	360,000 square
foot facility owned by the Corporation

Middlebury, Connecticut -- engineering organization located in a
275,000 square foot	facility leased through 2003 by the Corporation;
approximately 80,000 square feet are sub-leased	to a third party through
December 1999

Wokingham, England --	sales, service, systems integration and
administrative	offices (including a parking garage) located in a
36,000 square foot facility owned by General DataComm	Limited

Toronto, Canada --	sales and administrative offices located in a
12,000	square foot facility leased through November 2004	by General
DataComm Ltd.

Montreal, Canada --	a 20,000 square foot  research, sales and
service	facility leased through February 2000 by General DataComm Ltd.

Paris, France --	sales and administrative offices located in a 10,000
square foot facility leased through April 1997 by	General DataComm France
SARL

Mexico City, Mexico --	sales, service and administrative offices
located in a	4,400 square foot facility leased through August 14,
1997 by General DataComm de Mexico S.A. de C.V.

Basildon, England --	engineering organization located in 8,500
square foot	facility owned by General DataComm Advanced	Research Centre
Limited

In addition, the Corporation leases sales, service and engineering offices throughout the United States and in international locations.

Approximately sixty (60) percent of the 360,000 square-foot Naugatuck, Connecticut, facility is being utilized by the Corporation's manufacturing (assembly, test and systems integration) operations. The plant is currently operating at 37% utilization by running partial first and second shifts. With two full shifts, the aggregate productive capacity would be approximately 565,000 printed circuit boards per year. The Corporation has the capability of adding a third shift should product demand require it.

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

                    1995                               1994


Quarter        High     Low     Closing           High     Low     Closing
First			      34 7/8   23 3/8	  32 3/8         	 11 7/8    8 5/8    10 3/8
Second			     35 7/8   12 7/8   14 3/4         	 17 5/8    8 1/4    13 1/8
Third         14 7/8    9 3/8   12 1/2           16 3/4    10       16
Fourth        15 3/8   11 5/8   14 3/4           30 1/4    15 1/4   28 1/4

No cash dividends have ever been paid on the Common or Class B Stock. The Corporation's principal loan agreement does not allow payment of cash dividends. In the event this would change, it is still management's intention to reinvest future earnings in the business to support growth plans.

The Corporation had approximately 1,797 shareholders of record at November 30, 1995.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Selected Financial Data
In thousands except per share, ratio and employee data


Years ended September 30,   1995    1994     1993        1992        1991
-----------------------------------------------------------------------------
Operations
  Revenues                $221,193  $210,990  $211,847  $197,858  $191,686
  Inventory write-down
    and other items        (7,600)     -          -       -        (1,100)****
  Operating income(loss)   (24,618)      661     8,997     5,549     4,405
-----------------------------------------------------------------------------
  Income (loss) before
   cumulative effect
   of accounting changes  ($27,630)  ($1,895)   $6,116    $2,643     $598
  Net income (loss)        (27,630)   (2,328)*   6,116     2,643      598
  Earnings (loss) per
   share before cumulative
   effect of accounting
   changes                  ($1.40)   ($0.11)    $0.36     $0.17    $0.04
  Earnings (loss) per
   share                     (1.40)    (0.14)     0.36      0.17     0.04
-----------------------------------------------------------------------------
Financial Position
   Working capital          $63,287  $56,413   $38,245   $43,467  $36,937
   Current ratio              2.2:1    2.2:1     1.9:1     2.1:1    1.7:1
   Total assets             198,388  180,264   141,676   127,654  134,945
   Long-term debt, less
    current                  23,435   42,118    28,402    23,711   14,973
  Stockholders'
     equity***              117,085   84,487    67,028    60,290   57,948
-----------------------------------------------------------------------------
General
 Research and product
  development:
   Gross spending
   (before software
  capitalization)           $40,439 $33,189    $29,829   $25,184  $24,623
   Net expense               28,244  20,076     19,279    15,910   15,610
 Depreciation                10,530   8,776      7,985     8,686   10,251
 Investments in
 property, plant
 and equipment               16,398  11,534     22,378 **  7,157    5,920
 Cash flows provided
  (used) by                  (5,553) (3,521)    27,406    25,738   17,546
-----------------------------------------------------------------------------
 Average number of
  common and common
  equivalent shares
  outstanding                19,772  16,659     16,874    15,505   15,409
 Average number of
  employees                   1,849   1,823      1,805     1,764    1,899
-----------------------------------------------------------------------------

(* - Fiscal 1994 net (loss) includes: (i) after-tax charges totaling $(433), or ($0.03) per share, resulting from the adoption of Financial Accounting Standards Nos. 106 and 112 effective October 1, 1993, and (ii) an income tax benefit of $1,700, or $0.10 per share, relating to the resolution of a foreign tax issue.

(** - Fiscal 1993 includes the purchase of the Corporation's principal manufacturing facility and corporate headquarters for $14,473.

(***-The Corporation has never paid cash dividends, and dividends are not permitted by the Corporation's prinicpal loan agreement.

(**** -In fiscal 1991, restructuring charges of $1,100 were incurred for severance and other costs related to a work force reduction.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS  AND FINANCIAL CONDITION

General Summary Discussion

This was a year of transition for the Corporation as its focus shifted heavily toward the development and introduction of new products and features in its line of ATM (Asynchronous Transfer
Mode) products. The complexity of this technology required large investments in research and development and in retooling of manufacturing operations. Although ATM product revenues more than doubled to almost $28.0 million for the fiscal year, time taken to resolve technical issues with vendor-supplied parts delayed achievement of a potentially higher shipment level.

Due to the general emergence of digital technology, the Corporation continued to experience a decline in its private line analog product family, which was down 35% for the fiscal year. Investments in this area have been held to a minimum to maximize profits on these sales, which now account for approximately 11% of total product sales.

Overall, revenues for fiscal 1995 increased $10.2 million, or 4.8%, to $221.2 million from $211.0 million in fiscal 1994. However, revenues fell below planned levels, contributing to a net loss of $(27.6) million, or $(1.40) per share, including a $(7.6) million, or $(0.38) per share, charge principally for inventory write-downs. This compares to a net loss of $(2.3) million, or $(0.14) per share, in fiscal 1994.

Growth in costs and operating expenses were due to the Corporation's decision to continue its investments despite the revenue shortfall. These investments included engineering development, marketing and manufacturing programs associated with the ATM products. In addition, strategic investments in expansion of international sales and support operations also contributed to higher expense levels.

To help fund these investments and to support growth plans, the Corporation completed the sale of 2,070,000 shares of Common Stock pursuant to an underwritten public offering in the first quarter of fiscal 1995. The net proceeds of approximately $58.1 million were used to reduce debt and to provide additional working capital.

Results of Operations

The following table sets forth selected consolidated financial data stated as a percentage of total revenues:


Years Ended September 30,              1995           1994         1993
-----------------------------------------------------------------------------
Revenues:
   Net product sales	                 80.5%         	80.6%        	80.9%
   Service revenue                   	16.8    	      16.2	         15.5
   Leasing revenue                     2.7            3.2           3.6
-----------------------------------------------------------------------------
                                     100.0          100.0	        100.0
-----------------------------------------------------------------------------
Costs and expenses:
   Cost of revenues                   49.8	          47.7	         48.2
   Inventory write-down and
     other items                       3.4            -             -
   Amortization of capitalized
     software development costs       5.2            	4.6          	3.9
   Selling, general and
    administrative                   39.9	           37.9         	34.6
   Research and product development  12.8             9.5           9.1
--------------------------------------------------------------------------
Operating income (loss)             (11.1)            0.3           4.2
--------------------------------------------------------------------------
Net income (loss)                   (12.5)%          (1.1)%         2.9%
==========================================================================

1995 Compared with 1994

For the 1995 fiscal year, net product sales increased $8.1 million, or 4.8%, service revenue was up $2.9 million, or 8.3%, and leasing revenue was down $796,000, or 11.7%. International product revenues grew $8.6 million and service revenues grew $1.5 million, with increased business in Europe, as well as in emerging Asian markets. Domestic product revenues were maintained at about the same level as in fiscal 1994 and were impacted by the decline in private line analog business which offset growth in the ATM business. Also, domestic product revenues from telephone companies grew while direct end user sales declined.. Domestic service revenues increased $1.3 million, due to new types of service offerings.

Gross margin (excluding inventory write-down and other items, and amortization of capitalized software development costs) as a percent of revenues declined 2.1%, to 50.2% in fiscal 1995 from 52.3% in fiscal 1994. The reduction was attributable to high startup costs associated with the APEX ATM product family and reduced sales prices, particularly on certain analog products. Inventory write-down and other items totaled $7.6 million in fiscal 1995. These charges primarily related to both rapid technological improvements which served to devalue earlier generations of the APEX ATM product line and to performance
issues in vendor-supplied component parts.   Amortization of
capitalized software development costs increased to $11.5
million in fiscal 1995 from $9.7 million in fiscal 1994.   High
technology products, in particular, are subject to sales price pressures as competition grows and sales cycles reach maturity. The Corporation works to offset the effect of price pressures by negotiating lower material component prices, improving manufacturing costs and efficiencies and introducing new generation products.

Selling, general and administrative expenses increased $8.3 million, or 10.4%, in fiscal 1995, principally due to a growing APEX ATM marketing organization and related product launch expenses (an increase of $1.8 million), expansion of international selling organizations (an increase of $4.0 million) and the remainder (an increase of $2.5 million), due to higher costs of medical insurance, salary increases, employee hiring and relocation, among others As a percent of revenue, selling, general and administrative expenses rose to 39.9% of revenues in fiscal 1995 from 37.9% in fiscal 1994.

In fiscal 1995, research and product development spending, before considering the reduction for capitalized software development costs, increased to $40.4 million, or 18.3% of revenues, from $33.2 million, or 15.7% of revenues, in fiscal 1994. This increase, 21.8% year-over-year, reflects continued investment (an increase of $12.7 million) in ATM development in three research centers: the Montreal Research Center (Canada); Advanced Research Centre (UK); and the domestic ATM Product Development Group (CT, USA), which was offset by reduced
investments in other product lines.   The timing , technical
complexity and nature of ATM software development projects contributed to a reduction in the capitalization of software development costs to $12.2 million in fiscal 1995 from $13.1 million in fiscal 1994, and, as a percent of total research and development spending, such capitalized costs fell to 30.2% in fiscal 1995 from 39.5% of total spending in fiscal 1994.

Net interest expense in fiscal 1995 decreased $1.4 million, or 37.7%, compared to fiscal 1994. This reduction reflected the impact of the cash proceeds received from an equity offering and the related favorable impact of interest income earned on short-term investments and reduced borrowing levels.

The fiscal 1995 income tax provision of $1,150,000 consists primarily of foreign income taxes. This compares to an income tax benefit of $975,000 in fiscal 1994, which resulted from the resolution of a foreign tax issue in the amount of $1.7 million offset by provisions for foreign and state income taxes. The Corporation has significant net operating loss carryforwards (approximately $52 million at September 30, 1995) available to offset future federal income taxes. These net operating losses begin to expire in the year 2003.

1994 Compared with 1993

Revenues for fiscal 1994 were slightly lower (0.4%) than fiscal 1993. However, fiscal 1994 fourth quarter revenues rose $8.0 million, or 15.4%, over the fourth quarter of fiscal 1993. Growth markets in the fiscal 1994 fourth quarter included both the domestic carriers, which increased by $1.3 million, or 10.3%, and many international areas, which increased by $6.8 million, or 39.4%. New products, such as ATM cell switches, V.F
28.8 modems and additions to digital data set and multiplexer product lines, sold higher volumes compared to the prior quarters of fiscal 1994, offset in part by a reduction in traditional analog modem shipments. For the 1994 fiscal year, net product sales were down $1.5 million, or 0.1%, service revenue was up $1.4 million, or 4.2%, and leasing revenue was down $737,000, or 9.8%.

Gross margin (excluding amortization of capitalized software development costs) as a percent of revenues improved slightly (0.5%) to 52.3% in fiscal 1994 from 51.8% in fiscal 1993.
However, amortization of capitalized software development costs charged to cost of product sales increased to $9.7 million in fiscal 1994 from $8.3 million in fiscal 1993 and had the effect of reducing gross margins by 0.7%.

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

Research and product development spending, before considering the reduction for capitalized software development costs, increased to $33.2 million, or 15.7% of revenues, from $29.8 million, or 14.1% of revenues, in fiscal 1993. This increase, 11.3% year-over-year, reflects the acquisition of Netcomm and its subsequent conversion to a dedicated ATM research facility ($947,000), the start-up of a new ATM product development facility in Quebec, Canada ($395,000), and the strategic repositioning of the domestic product development organization ($2.0 million). The increase in capitalized software development costs to $13.1 million, or 39.5% of total spending, in fiscal 1994, from $10.6 million or 35.4% of totaling spending in fiscal 1993, is directly related to the increasing software content within the Corporation's products.

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

Financial Condition and Liquidity

The Corporation's cash and cash equivalents improved to $18.4 million at September 30, 1995, as compared to $2.9 million at September 30, 1994. Bank debt was reduced to $36.0 million at September 30, 1995, as compared to $47.4 million at September 30, 1994. Also, the Corporation has accumulated $2.9 million of cash on deposit in an escrow account, which is available to pay certain real estate lease obligations beginning in March 1996.

Operating

Non-debt working capital, excluding cash and cash equivalents, decreased $1.3 million in fiscal 1995 to $57.4 million at September 30, 1995. The decrease resulted primarily from a decrease in accounts receivable, which was partially offset by an increase in net inventories and a decrease in current liabilities. Accounts receivable decreased $6.6 million in fiscal 1995 to $43.0 million at September 30, 1995, due to the level and timing of revenues in the fourth quarter of fiscal 1995 and to more favorable collection activities. Inventory grew $8.6 million, but was offset by a provision for a write-down of ATM inventory so that the net increase was only $2.8 million. The increase in gross inventories, before write-downs, the net loss in fiscal 1995 and other items, contributed to the $5.6 million net cash used by operating activities in fiscal 1995 compared to the $3.5 million net cash used in fiscal 1994 and to the $27.4 million net cash provided in fiscal 1993.

Investing

Investing activities during fiscal 1995 were comprised of net additions to property, plant and equipment of $16.3 million, including new surface-mount equipment, ATM test equipment and improvements related to the relocation of the service organization, and additions to capitalized software development costs of $12.2 million. Any future product growth will increase capital requirements for manufacturing and development
equipment.   However, due to the completion of certain large
capital projects in fiscal 1995, the Corporation anticipates that fiscal 1996 net additions to property, plant and equipment may be lower than fiscal 1995 expenditures. Cash used for investing activities decreased $1.8 million in fiscal 1995 versus fiscal 1994. This was attributable to $5.9 million relating to the acquisition of Netcomm in fiscal 1994 and a decline in capitalized software of $0.9 million in fiscal 1995, offset by an increase in additions to property, plant and equipment of $5.0 million in fiscal 1995. Cash used for investing activities grew $10.2 million in fiscal 1994 versus fiscal 1993, $5.9 million of which related to the acquisition of Netcomm. The balance of the increase, $4.3 million, related to additions to property, plant and equipment and capitalized software.

Financing

Financing activities during fiscal 1995 added $49.9 million in cash, representing $58.1 million from the sale of common stock, as described below, $3.2 million from the issuance of common stock pursuant to employee stock programs and $4.8 million from long-term borrowings, partially offset by the net repayment of the Corporation's revolving credit loan of $16.2 million.

On December 22, 1994, the Corporation completed the sale of 2,070,000 shares of Common Stock pursuant to an underwritten public offering. The sales price was $29.875 per share before offering costs and commissions. The net proceeds of approximately $58.1 million were used to reduce debt and to provide additional working capital for general corporate purposes, including development and expansion of the APEX ATM product family.

In November 1995, the Corporation entered into an amended revolving credit agreement maturing in November 1998 that provides for borrowings of up to $25.0 million, reduced by the value of outstanding letters of credit issued by the lenders on behalf of the Corporation of up to $5.0 million. Interest is charged at the higher of either (1) the prime rate plus 3/4 of 1%, or (2) the federal funds rate plus 1.25%. Alternatively, the Corporation may elect to borrow at 2.75% over LIBOR for terms of 1, 2, 3 or 6 months. The agreement imposes various financial covenants, requires that most accounts receivable and inventories be pledged as collateral and limits the permitted amount of borrowing through an asset-based formula. This amended agreement replaced the prior revolving credit agreement that also provided for borrowings of up to $25.0 million. There was no balance outstanding under the prior revolving credit agreement as of September 30, 1995.

In September 1993, the Corporation purchased its corporate headquarters and manufacturing facilities and concurrently entered into mortgages to partially finance these purchases. The mortgage balances outstanding at September 30, 1995 totaled $11.0 million. Interest is charged at LIBOR (90-day) plus 2%. The principal payments are $100,000 per quarter and the mortgages mature in the year 2003.

Notes payable at September 30, 1995 includes a term loan in the amount of $6.6 million, which was paid in its entirety in November 1995 in conjunction with the amended revolving credit agreement mentioned above. Therefore, such note payable was as a current liability at September 30, 1995. Other notes payable and capitalized lease obligations, both used to finance capital equipment purchased, totaled $15.6 million at September 30, 1995 and have four or five-year maturities.

Cash provided by financing activities of $49.9 million in fiscal 1995 was required to fund the operating and investing requirements previously described. This compares to cash provided by financing activities of $34.2 million in fiscal 1994 and cash used by financing activities of $6.4 million in fiscal
1993.

The Corporation believes that its existing cash balances and future cash flow from operations, combined with available funds under its revolving credit facility will be adequate to support the Corporation's growth for the foreseeable future. The Corporation also considers its ability to offer for sale its Common Stock as a viable alternative source of financing.

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

Concentrations of Credit

Financial instruments which potentially subject the Corporation to concentrations of credit risk consist principally of cash instruments and accounts receivable. The Corporation places its cash investments with high-quality financial institutions and, as of September 30, 1995, maintained balances of approximately $14,000,000 with one such institution.

Approximately $18.6 million, or 38.7%, of consolidated accounts receivable at September 30, 1995 ($15.2 million, or 28.5%, at September 30, 1994) were concentrated in telephone companies in North America and Europe. These receivables are not collateralized due to the high credit ratings and the extensive financial resources available to such telephone companies.

Impact of Inflation and Changing Prices

In management's opinion, the impact of inflation and changing prices for the three most recent fiscal years is not significant to the financial statements as reported.

Adoption of Financial Accounting Standards Nos. 106, 109, 112 and 123 Effective October 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," requiring the use of an accrual method of accounting for post-retirement benefits. The Corporation elected to recognize the transition obligation as a one-time cumulative after-tax charge to income of $(117,000), or $(0.01) per share. The increase in annual expense for retiree health care is not material.

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

Effective October 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-Employment Benefits," requiring the use of an accrual method of accounting for post-employment benefits. The Corporation elected to recognize the transition obligation as a one-time cumulative after-tax charge to income of $(316,000), or $(0.02) per share. The increase in annual expense for post-employment costs is not material.

In October 1995, Statement of Financial Accounting Standards
No. 123, "Accounting for Stock-Based Compensation" was issued, which establishes financial accounting and reporting standards for stock-based employee compensation plans and for certain other issues of equity instruments. As permitted by this standard, the Corporation expects to continue to measure costs for its employee stock compensation plans by using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the issuance of this standard will have no impact on the Corporation's financial position or results of operations when the disclosure provisions are adopted, as required, in fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               General DataComm Industries, Inc. and Subsidiaries

Consolidated Balance Sheets


In thousands except shares
September 30,                                    1995         1994
-----------------------------------------------------------------------------
Assets:
Current assets:
  Cash and cash equivalents                   $18,443       $2,939
  Accounts receivable, less allowance
   for doubtful receivables of $1,704
   in 1995 and $1,618 in 1994                  43,033       49,581
  Inventories                                  44,958       42,162
  Deferred income taxes                         3,612        4,062
  Other current assets                          6,054        5,288
-----------------------------------------------------------------------------
Total current assets                          116,100      104,032
-----------------------------------------------------------------------------
Property, plant and equipment:
  Land                                          1,764        1,764
  Buildings and improvements                   27,894       27,058
  Test equipment, fixtures and field spares    50,632       47,012
  Machinery and equipment                      46,669       38,522
----------------------------------------------------------------------------
                                              126,959      114,356
  Less: accumulated depreciation and
   amortization                                80,237       73,248
----------------------------------------------------------------------------
                                               46,722       41,108

Capitalized software development costs, net
   of accumulated amortization of $13,577 in
   1995 and $14,008 in 1994                    23,407       22,712
Other assets                                   12,159       12,412
----------------------------------------------------------------------------
                                             $198,388     $180,264
----------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Current liabilities:
  Current portion of long-term debt           $12,598       $5,238
  Accounts payable, trade                      11,023       15,317
  Accrued payroll and payroll-related costs     6,173        5,415
  Deferred income                               6,495        6,548
  Other current liabilities                    16,524       15,101
-----------------------------------------------------------------------------
Total current liabilities                      52,813       47,619
-----------------------------------------------------------------------------
Long-term debt, less current portion           23,435       42,118
Deferred income taxes                           4,469        4,997
Other liabilities                                 586        1,043
-----------------------------------------------------------------------------
Total liabilities                              81,303       95,777
-----------------------------------------------------------------------------
Commitments and contingent liabilities            -            -
Stockholders' equity:
 Capital stock, par value $.10 per
   share, issued: 21,122,209 in 1995 and
   18,733,739 in 1994                           2,112        1,873
 Capital in excess of par value               128,076       68,027
 Earnings reinvested (deficit)                 (6,153)      21,477
 Cumulative foreign currency translation
  adjustment                                   (2,026)        (901)
 Common stock held in treasury, at cost:
  673,674 shares in 1995 and 841,773 in 1994   (4,924)      (5,989)
-----------------------------------------------------------------------------
Total stockholders' equity                    117,085       84,487
-----------------------------------------------------------------------------
                                             $198,388     $180,264
----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

            General DataComm Industries, Inc. and Subsidiaries

Consolidated Statements of Operations and Earnings Reinvested (Deficit)


In thousands except per share data
Years ended September 30,                       1995       1994       1993
----------------------------------------------------------------------------
Revenues:
   Net product sales                        $178,092   $169,958   $171,468
   Service revenue                            37,110     34,245     32,855
   Lease revenue                               5,991      6,787      7,524
-----------------------------------------------------------------------------
                                             221,193    210,990    211,847
-----------------------------------------------------------------------------
Costs and expenses:
   Cost of product sales                      85,406     76,854     78,622
   Inventory write-down and other items        7,600        -          -
   Amortization of capitalized software
    development costs                         11,500      9,735      8,300
   Cost of services                           23,993     22,861     22,493
   Cost of lease revenue                         836        882        990
   Selling, general and administrative        88,232     79,921     73,166
   Research and product development           28,244     20,076     19,279
-----------------------------------------------------------------------------
                                             245,811    210,329    202,850
-----------------------------------------------------------------------------
Operating income (loss)                      (24,618)       661      8,997
-----------------------------------------------------------------------------
Other income (expense):
  Interest                                    (2,355)    (3,780)    (1,982)
  Other, net                                     493        249        126
-----------------------------------------------------------------------------
                                              (1,862)    (3,531)    (1,856)
-----------------------------------------------------------------------------
Income (loss) before income taxes
  and cumulative effect of
  accounting changes                         (26,480)    (2,870)     7,141

Income tax provision (benefit)                 1,150       (975)     1,025
-----------------------------------------------------------------------------
Income (loss) before cumulative
 effect of accounting changes                (27,630)    (1,895)     6,116
Cumulative effect of changes in accounting
 for post-retirement and post-employment
 benefits                                        -         (433)       -

Net income (loss)                            (27,630)    (2,328)     6,116
Earnings reinvested at beginning of year      21,477     23,805     17,689
-----------------------------------------------------------------------------
Earnings reinvested (deficit) at end of year ($6,153)   $21,477    $23,805
-----------------------------------------------------------------------------
Earnings (loss) per share:
 Income (loss) before cumulative effect
  of accounting changes                       ($1.40)    ($0.11)     $0.36
 Cumulative effect of changes in accounting
  for post-retirement and
  post-employment benefits                       -        (0.03)       -
-----------------------------------------------------------------------------
 Earnings (loss) per share                    ($1.40)    ($0.14)     $0.36
-----------------------------------------------------------------------------
Average number of common and common
 equivalent shares outstanding                19,772     16,659     16,874
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.
                                     -23-

            General DataComm Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                              Increase(Decrease) in Cash and Cash Equivalents
In thousands
Years ended September 30,                   1995          1994          1993
-----------------------------------------------------------------------------
Cash flows from operating activities:
  Income (loss) before cumulative effect
  of accounting changes                  ($27,630)      ($1,895)     $6,116
  Adjustments to reconcile income
  (loss) to net cash provided (used)
  by operating activities:
    Depreciation and amortization          24,097        20,504      17,072
    Inventory write-down and other items    7,600            -          -
    Deferred income amortization                -            -       (1,963)
    Deferred income taxes                     (21)          132        (107)
    (Increase) decrease in accounts
      receivable                            5,750       (13,206)      1,096
    (Increase) decrease in inventories     (8,659)       (6,594)      2,086
    Increase (decrease) in accounts
      payable and accrued expenses         (2,062)        2,268       1,123
    (Increase) in other net current assets (2,685)       (1,787)        (36)
    (Increase) decrease in other net
      long-term assets                     (1,943)       (2,943)      2,019
----------------------------------------------------------------------------
Net cash provided (used) by operating
 activities                                (5,553)       (3,521)     27,406
-----------------------------------------------------------------------------
Cash flows from investing activities:-1)
  Acquisition of property, plant
  and equipment                           (16,283)      (11,344)    (9,537)
  Capitalized software development costs  (12,195)      (13,113)   (10,550)
  Purchase price of companies acquired         -         (5,852)       (24)
-----------------------------------------------------------------------------
Net cash (used for) investing activities  (28,478)      (30,309)   (20,111)
-----------------------------------------------------------------------------
Cash flows from financing activities:-1)
 Revolver borrowings                       21,400        135,333    274,683
 Revolver repayments                      (37,600)      (119,583)  (281,674)
 Proceeds from notes and mortgages         11,511         13,432      2,639
 Principal payments on notes and mortgages (6,649)       (12,208)    (3,192)
 Proceeds from issuing common stock        61,252         17,676      2,135
 Payment of escrow deposits                    -            (500)    (1,000)
-----------------------------------------------------------------------------
Net cash provided (used) by  financing
  activities                               49,914          34,150     (6,409)
-----------------------------------------------------------------------------
Effect of exchange rates on cash            (379)              25       (310)
-----------------------------------------------------------------------------
Net increase in cash and cash equivalents  15,504             345        576
Cash and cash equivalents at beginning
  of year-2)                                2,939           2,594      2,018
-----------------------------------------------------------------------------
Cash and cash equivalents at end of
 year-2)                                  $18,443          $2,939     $2,594
-----------------------------------------------------------------------------
Supplemental disclosures of cash flow
  information:
  Cash paid (received) during the
   year for:
    Interest                              $1,884          $2,979     $1,202
    Income taxes, net                     $  675            ($55)   ($1,152)
-----------------------------------------------------------------------------

(1 - Excluded from the fiscal 1994 Consolidated Statements of
Cash Flows is the issuance of common stock with a fair market value of $1,846 related to the acquisition of a company. Excluded from the fiscal 1993 cash flows are: (1) the acquisitions of capital equipment in the amount of $701 financed in their entirety with capital leases; and (2) the acquiisiton of property financed with mortgages in the amount of $11,925.
(2 - The Corporation considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated or amortized using the straight-line method over their estimated useful lives. The cost of internally constructed assets includes manufacturing labor and related overhead costs.
Depreciation expense amounted to $10,530,000, $8,776,000 and $7,985,000 in fiscal 1995, 1994 and 1993, respectively.

Capitalized Software Development Costs

Software development costs are capitalized for those products that have met the requirements of technological feasibility. These costs are amortized on a product-by-product basis using a straight-line method over the estimated economic life of the product, not to exceed three years.

Revenue Recognition

Revenue from equipment sales is generally recognized at the date of shipment unless the terms and conditions of the sale dictate recognition at a later date. Service revenue is recognized when the service is performed or, in the case of maintenance contracts, on a straight-line basis over the term of the contract.

Revenue from sales-type leases is recognized at the date of shipment. Revenue from operating leases is recognized ratably over the lease term, and the related equipment is depreciated using the straight-line method over its estimated useful life which approximates four years. The average length of initial lease terms in fiscal 1995 was approximately 30 months. Leasing revenue includes income from the transfer of certain finance lease receivables with full recourse. Such income amounted to $518,000, $842,000 and $1,354,000 in fiscal 1995, 1994 and 1993, respectively.

Promotion and Advertising Costs

All promotion and advertising costs are charged to results of operations during the fiscal year in which they are incurred. Promotion and advertising costs amounted to $5,828,000, $4,524,000 and $3,510,000 in fiscal 1995, 1994 and 1993, respectively.

Income Taxes

The Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes effective October 1, 1993. The financial effect of adoption on the results of operations was not material.
However, adoption changed the classification of deferred income tax accounts on the balance sheet.

The provision for income taxes includes federal, foreign, state and local income taxes currently payable and deferred taxes resulting from temporary differences between the financial statement and tax basis of assets and liabilities. The Corporation intends to permanently reinvest the undistributed earnings of foreign subsidiaries ($3,129,000). Accordingly, no federal income taxes have been provided on such earnings.

Earnings Per Share

Earnings per share are computed using the weighted average number of common (including Class B Stock) and common equivalent shares outstanding. Common equivalent shares consist of dilutive stock options and warrants.

Concentrations of Credit

Financial instruments which potentially subject the Corporation to concentrations of credit risk consist principally of cash instruments and accounts receivable. The Corporation places its cash investments with high-quality financial institutions and, as of September 30, 1995, maintained balances of approximately $14,000,000 with one such institution.

Approximately $18.6 million, or 38.7%, of consolidated accounts receivable at September 30, 1995 ($15.2 million, or 28.5%, at September 30, 1994) were concentrated in telephone companies in North America and Europe. These receivables are not collateralized due to the high credit ratings and the extensive financial resources available to such telephone companies.

Foreign Currency

Assets and liabilities of the Corporation's foreign subsidiaries are translated using fiscal year-end exchange rates, and revenue and expenses are translated using average exchange rates prevailing during the year. The effects of translating foreign subsidiaries' financial statements are recorded as a separate component of stockholders' equity.

In addition, included in other income are net realized foreign currency exchange gains (losses) of $(323,000), $(188,000) and $54,000 for fiscal 1995, 1994 and 1993, respectively.

Post-Retirement Benefits

Effective October 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," requiring the use of an accrual method of accounting for post-retirement benefits. The Corporation elected to recognize the transition obligation as a one-time cumulative after-tax charge to income of $(117,000), or $(0.01) per share. The increase in annual expense for retiree health care is not material.

Post-Employment Benefits

Effective October 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-Employment Benefits," requiring the use of an accrual method of accounting for post-employment benefits. The Corporation elected to recognize the transition obligation as a one-time cumulative after-tax charge to income of $(316,000), or $(0.02) per share. The increase in annual expense for post-employment costs is not material.

Accounting for Stock-Based Compensation

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued, which establishes financial accounting and reporting standards for stock-based employee compensation plans and for certain other issues of equity instruments. As permitted by this standard, the Corporation expects to continue to measure costs for its employee stock compensation plans by using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the issuance of this standard will have no impact on the Corporation's financial position or results of operations when the disclosure provisions are adopted, as required, in fiscal 1997.

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

2.  Business Acquisition

Effective November 24, 1993, the Corporation acquired Netcomm Limited ("Netcomm"), a leader in Asynchronous Transfer Mode
(ATM) technology, located in England. Under the terms of the acquisition, the Corporation issued 184,647 shares of common stock valued at $1.8 million and paid cash of $5.5 million in return for all the outstanding common stock of Netcomm. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the Corporation's consolidated financial statements commencing on November 24, 1993. Approximately $6.5 million of the purchase price was allocated to goodwill, which is being amortized on a straight-line basis over fifteen years.

3.   Product Development and Purchase Agreements

Quebec R&D Project

In fiscal 1993, the Corporation's Canadian subsidiary entered into an agreement with the Quebec, Canada, government to establish a research and development facility in Quebec for the development of an ATM hub product. The Corporation has committed to spend approximately $9.0 million over a three-year period. Up to 50% of the costs of this facility will be reimbursed through tax credits and grants from the Quebec government. Such tax credits and grants, which amounted to $893,000 and $308,000, respectively, for the year ended September 30, 1995 ($320,000 and $355,000, respectively, for the year ended September 30, 1994), are recorded as a reduction to research and product development expense. As of September 30, 1995, the Corporation's remaining commitment on this project amounted to approximately $3.3 million.

CrossComm

In 1992, the Corporation entered into a joint development agreement with CrossComm Corporation ("CrossComm") pursuant to which the Corporation and CrossComm will jointly develop certain new products that will integrate CrossComm's Token Ring Local Area Network (LAN) technology into the Corporation's Wide Area Network (WAN) products. CrossComm will receive royalties based upon sales of the new products, including up to $1,250,000 in payments for software license fees. However, the Corporation expects such fees to be renegotiated.

4.  Inventories

Inventories consist of (in thousands)
	September 30,                        	1995     	1994

	Raw materials                         $19,466	  $18,313
	Work-in-process                         5,801	    7,249
 Finished goods                         19,691   	16,600
                                      --------   -------
                                       $44,958	  $42,162
                                      ========  ========

Fiscal 1995 included a $(7.6) million, or $(0.38) per share, charge for an inventory write-down and other items primarily related to: (1) rapid technological improvements which served to devalue earlier generations of the APEX ATM product line; and
(2) performance issues in vendor-supplied component parts.

5.  Long-Term Debt


Long-term debt consists of the following (in thousands):

 	September 30,	                1995	       1994

	Revolving credit loan         $   - 	      $16,200
	Notes payable                   22,179	     18,318
	Mortgages payable               13,018	     11,809
	Capital lease obligations          836      	1,029
                                -------     -------
                                 36,033     	47,356
 Less:  current portion          12,598      	5,238
                                -------    --------
                               $23,435	     $42,118
                                ======    =========


The following is a schedule of the future minimum payments of long-term debt at September 30, 1995 (in thousands):


Y/E Sept. 30,  1996    1997    1998    1999    2000   2001 and Thereafter

              $12,598  $5,037  $4,342  $3,528  $ 928   $  9,600

Total future
 minimum
 payments                                               $36,033


Revolving Credit Loan

On November 30, 1995, the Corporation entered into an amended agreement with The Bank of New York Commercial Corporation to provide a revolving credit facility maturing in November 1998 in the amount of $25,000,000, with availability subject to a borrowing base formula. The facility provides for a sub-limit of $5,000,000 for letters of credit. The amended agreement provides for interest on outstanding borrowings to be charged at the higher of either (1) the prime rate plus 3/4 of 1%, or (2) the federal funds rate plus 1.25% (on September 30, 1995, the prime rate was 8.75% and the federal funds rate was 6.20%). Alternately, the Corporation may elect to borrow at 2.75% over LIBOR for terms of 1, 2, 3 or 6 months (on September 30, 1995, these LIBOR rates ranged from 5.75% to 5.88%).

The agreement also requires conformity with various financial covenants, the most restrictive of which include minimum tangible net worth and a fixed charge coverage ratio. Certain assets of the Corporation, including most accounts receivable and inventories, are pledged as collateral. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories. This amended agreement replaced the prior revolving credit agreement that also provided for borrowings of up to $25,000,000 and a sub-limit of $5,000,000 for letters of credit. Although there were no borrowings outstanding, there were $707,000 of letters of credit outstanding under the prior revolving credit agreement as of September 30, 1995.

Notes Payable

The Corporation has entered into four and five-year note and installment purchase agreements collateralized by certain machinery, test equipment and furniture and fixtures. The outstanding balance of $15,554,000 at September 30, 1995, which approximates the net book value of the underlying equipment, bears interest depending upon the agreement, either at fixed rates ranging from 6.50% to 10.84%, at prime rate, at prime plus 1% or at the 30-day commercial paper rate plus 3.75%.
Individual notes mature between fiscal 1996 and fiscal 2000.

On June 1, 1994, the Corporation refinanced $8,000,000 of a note payable, previously maturing January 2, 1995, with The Bank of New York as lender and agent for other institutions by incorporating term loan provisions and additional collateral into the previous revolving credit agreement. Interest is payable either at 2.00% over LIBOR for terms of 1, 2, 3 or 6 months or at the prime rate, at the Corporation's election. In conjunction with the amended revolving credit loan mentioned above, this note, in the amount of $6,625,000, was paid in its entirety on November 30, 1995. Therefore, such note payable was classified as a current liability at September 30, 1995.

Mortgages Payable

In September 1993, the Corporation purchased its corporate headquarters and manufacturing facilities with financing provided by the seller's banks. Interest is payable at 90-day LIBOR (5.88% at 9/30/95) plus 2%, and quarterly principal payments of $100,000 are required until these mortgages mature in the year 2003.

Capital Lease Obligations

The Corporation has acquired the use of certain machinery and equipment by entering into capital leases. The outstanding balance of $836,000 at September 30, 1995 bears interest, depending upon the agreement, at fixed rates ranging from 6.66% to 10.75%.

6.  Income Taxes

Income (loss) before income taxes and cumulative effect of accounting changes consists of both domestic and foreign income
(loss) as follows (in thousands):


Years ended September 30,          1995        1994       1993
United States                  $(22,452)    $(1,703)    $5,391
Foreign                          (4,028)    	(1,167)     1,750
-----------------------------------------------------------------------------
                               $(26,480)  	 $(2,870)    $7,141
----------------------------------------------------------------------------

The provision for (benefit from) income taxes consists of the following amounts (in thousands):


Years ended September 30,         1995        1994        1993
Current:
     State                      $  600    $    500     $   400
     Foreign                       571      (1,607)        732
----------------------------------------------------------------------------
                                $1,171     $(1,107)     $1,132
--------------------------------------------------------------------------
Deferred:
    Federal                     $ (80)   $   (100)   $    (91)
    Foreign                        59         232         (16)
---------------------------------------------------------------------------
                                $ (21)   $    132     $  (107)


Due to the Corporation's net operating loss carryforward position, no tax benefit was recorded for the cumulative effect of adopting SFAS Nos. 106 and 112 (see Note 1).

The following reconciles the U.S. statutory income tax rate to the Corporation's effective rate:


Years ended September 30,         1995           1994             1993
Federal statutory rate					         (34.0)%     (34.0)%         34.0%
No benefit recognized for
 domestic net operating loss         27.5        12.8             -
Benefit recognized for domestic
 net operating loss carryforward      -		          -	           (24.6)
Effect of foreign income taxes			     7.5        29.8             1.7
Reversal of excess reserves for
 tax audits                           -    	    (67.4)           (1.3)
State and local income taxes          2.3        17.4             3.7
Non-deductible expenditures           1.0         7.4             0.8
---------------------------------------------------------------------------
                                      4.3%      (34.0)%          14.3%
-----------------------------------------------------------------------------

For regular tax reporting purposes at September 30, 1995, tax credit and net operating loss carryforwards amounted to $6,029,000 and $59,000,000, respectively. Domestic federal loss carryforwards of $52,200,000 expire between 2003 and 2010, of which approximately $8,800,000 relate to items which will be credited to stockholders' equity when applied; state loss carryforwards of $25,344,000 expire between 1996 and 2010. Foreign loss carryforwards of $6,800,000 expire beginning in 1997. Tax credit carryforwards expire between 1996 and 2010.

For federal alternative minimum tax purposes at September 30, 1995, net operating loss carryforwards amounted to $45,700,000.

The tax effects of the significant temporary differences comprising the deferred tax assets and liabilities at September
30, 1995 and 1994 are as follows (in thousands):

                                    1995                     1994
Deferred Tax Assets:
 	Receivable reserve		            $  1,600                 $  1,429
 	Inventory reserve		           	    5,862	                   3,721
 	Deferred income			                 1,420                    1,419
 	Restructuring and other accruals     286                    1,116
 	Loss carryforwards			             22,093	                  14,793
 	Tax credits				                    6,100                    4,118
                                 ---------                ---------
	Valuation allowance		             (23,211)                (12,956)
                                 ---------                ---------
	Net deferred tax assets	          $14,150	                $13,640
                                 =========                ========

Deferred Tax Liabilities

	Depreciation			                  	$ 2,471               $   1,735
 Deferred income				                 1,496                   1,527
	Capitalized software			             7,958                   7,722
	Operating leases 			                  925                   1,027
	Capital leases	 	           	   	   1,632                   2,041
	Other                                 525                     523
                                  --------               ---------
	Gross deferred tax liability	     $15,007                 $14,575
                                  =======                 ========

During fiscal 1995 and 1994, the valuation allowance increased by $10,255,000 and $754,000, respectively.

7.  Operating Leases

The Corporation has certain non-cancelable operating leases on automobiles, subsidiary locations, sales offices and service facilities, which expire within one to five years. These leases generally contain renewal options and provisions for payment by the lessee of executory costs (taxes, maintenance and insurance). In addition, the Corporation has a non-cancelable operating lease with scheduled rent increases for its engineering facility which expires in the year 2003. Included in selling, general and administrative expenses for fiscal 1995 is a gain of $650,000 resulting from the early termination of a lease obligation for an industrial facility which had been vacated in 1988 as part of a cost reduction program.

The following is a schedule of the future minimum payments on such leases at September 30, 1995 (in thousands):


      1996      1997    1998      1999     2000     2001 and Thereafter
----------------------------------------------------------------------------
      $5,195    $3,777  $2,957    $2,586   $2,327           $ 4,752
----------------------------------------------------------------------------
Total future minimum lease
  payments                                                   $21,594
Less:  future sublease income, non-cancelable through 2000     5,750
----------------------------------------------------------------------------
Net future rental expense                                    $15,844
----------------------------------------------------------------------------

Net rental expense for the three most recent fiscal years was (in thousands):

                                                Deferred
             Rental           Sublease           Income
             Expense          Income           Amortization        Net
--------------------------------------------------------------------------
1995					    $  8,406	        $1,981            		$ -	           $6,425
1994					       7,650	         1,538	           	   -   	         6,112
1993           10,236          1,952                814           7,470
___________________________________________________________________________


8. Stockholders' Equity

Authorized: 35,000,000 shares of Common Stock - par value $.10 per share; 35,000,000 shares of Class B Stock - par value
$.10 per share; 3,000,000 shares of Preferred Stock - par value
$.10 per share (of which no shares have been issued):

Transactions in capital stock during fiscal 1993, 1994 and 1995 were as follows (in thousands except share amounts):

Balance, 9/30/92    16,480,617  $1,648  $47,704 1,058,107 ($7,203)    $452
Exercise of stock
 options               444,561      44    1,995    23,951    (259)     -
Employee stock
 purchase plan          55,403       6      365      -          -      -
Foreign currency
 translation
 adjustment                 -        -        -      -          -   (1,529)
-----------------------------------------------------------------------------
Balance, 9/30/93    16,980,581   1,698   50,064 1,082,058  (7,462)  (1,077)
Exercise of stock
 options               448,617      45    2,122   (11,559)   (106)     -
Employee stock
 purchase plan          54,541       5      806   (44,079)     306      -
Business acquisition       -        -       573  (184,647)   1,273      -
Private placement
 offering            1,250,000     125   14,462      -         -        -
Foreign currency
 translation
 adjustment                 -        -        -        -       -        176
-----------------------------------------------------------------------------
Balance, 9/30/94    18,733,739   1,873   68,027  841,773   (5,989)    (901)
Exercise of stock
 options               318,470      32    1,370  (61,151)     285      -
Employee stock
 purchase plan            -        -        612 (106,948)     780      -
Underwritten public
 offering            2,070,000     207   58,067      -        -        -
Foreign currency
 translation
 adjustment              -         -        -        -        -     (1,125)
-----------------------------------------------------------------------------
Balance, 9/30/95    21,122,209  $2,112 $128,076  673,674  ($4,924) ($2,026)
-----------------------------------------------------------------------------

Class B Stock, under certain circumstances, has greater voting power in the election of directors. However, Common Stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B Stock. The Corporation has never paid cash dividends, and dividends are not permitted by the Corporation's principal loan agreement. Class B
Stock has limited transferability and is convertible into Common Stock at any time on a share-for-share basis. At
September 30, 1995, 1994 and 1993, 2,217,836, 2,271,780 and
2,466,231 shares, respectively, of Class B Stock were outstanding.

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

Geographic area information for 1995, 1994 and 1993 is presented below (in thousands):

                 					     Western
                					      Hemisphere
1995       United States  (except U.S.)    Europe   Eliminations Consolidated
-----------------------------------------------------------------------------
Revenues    	   $172,994-1	    $21,035	      $27,164	     $   -	     $221,193
Transfers
 between
 geographic
 areas            38,491            -            886      (39,377)     -
-----------------------------------------------------------------------------
Total revenues  $211,485       $21,035	      $28,050     $(39,377)   $221,193
-----------------------------------------------------------------------------
Operating
 (loss)         $(14,647)      $(2,507)      $  (980)    $     -    $(18,134)
-----------------------------------------------------------------------------
General
 corporate
 expenses,
 net 				                                                            	(5,991)
-----------------------------------------------------------------------------
Interest
 expense                                                              (2,355)
-----------------------------------------------------------------------------
Loss before
 income taxes
 and
 accounting
 changes                                                           $ (26,480)
-----------------------------------------------------------------------------
Total assets    $167,781	   $ 8,944         $21,663     $     -    $ 198,388
=============================================================================

	                         Western
                       		 Hemisphere
1994       United States  (except U.S.)  Europe    Eliminations  Consolidated
-----------------------------------------------------------------------------
Revenues 	      $157,685-1	  $27,860	        $25,445    	$     -	   $210,990
Transfers
 between
 geographic
 areas             36,726       -             2,515     (39,241)     -
----------------------------------------------------------------------------
Total revenues   $194,411   $27,860         $27,960    $(39,241)    $210,990
----------------------------------------------------------------------------
Operating
 profit(loss)    $  6,242  $  (513)         $   (30)   $  -     $    5,699
-----------------------------------------------------------------------------
General
 corporate
 expenses,
 net                                                           					(4,789)
Interest expense 	                                                  (3,780)
-----------------------------------------------------------------------------
Loss before
 income taxes
  and
 accounting
 changes                                                         $  (2,870)
-----------------------------------------------------------------------------
Total assets    $149,983   $14,621           $15,660   $  -      $  180,264
=============================================================================

                         Western
                    				 Hemisphere
1993      United States (except U.S.)   Europe   Eliminations   Consolidated
------------------------------------------------------------------------------
Revenues 	     $160,508-1  $28,778	    $22,561   $  -	        $211,847

Transfers
 between
 geographic
 areas            28,882    -                  -      (28,882)      -
-----------------------------------------------------------------------------
Total revenues  $189,390   $28,778	   $22,561        $(28,882)  $211,847
----------------------------------------------------------------------------
Operating
 profit(loss)   $ 13,180   $ ( 25)   $  1,364        $  -      $  14,519
	General
 corporate
 expenses,
 net 		       		                                                	(5,396)
Interest expense                                                 (1,982)
---------------------------------------------------------------------------
Income
 before
 income
 taxes                                                          $ 7,141
-------------------------------------------------------------------------
Total assets  $121,208    $ 8,018     $12,450         $  -     $141,676
==========================================================================

1 Includes export sales by domestic operations of $37,952, $25,126 and $21,793 for fiscal 1995, 1994 and 1993, respectively.

10.  Employee Incentive Plans

Stock Option Plans

Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to or less than the market price on the date of grant. Once granted, options become exercisable in whole or in part after the first year and generally expire within ten years. Under the terms of these stock option plans,
the Corporation has reserved a total of 3,084,137   shares of
Common Stock in 1995 (2,997,837 in 1994).

The following summarizes activity in fiscal 1993, 1994 and 1995 under these stock option plans:


                                             Shares        Option Price
Options outstanding, September 30, 1992
 (909,236 exercisable)                    	2,136,180      $2.00 to $8.00
Options granted	                    						   824,200	      3.62 to	14.50
Options exercised						                     (444,561)	     2.00 to	 5.75
Options canceled or expired                  (70,802)	     3.81 to	 8.00
__________________________________________________________________________

Options outstanding, September 30, 1993
 (873,394 exercisable)	                    2,445,017      $2.00 to	$14.50
Options granted				                    			   660,097      	8.63 to		19.94
Options exercised			 			                    (473,992)     	2.00 to		11.63
Options canceled or expired                  (84,925)     	3.62 to		15.50
_________________________________________________________________________

Options outstanding, September 30, 1994
 (871,075 exercisable)                     2,546,197      $2.00 to	$19.94
Options granted						                     	  254,100       9.94 to  30.13
Options exercised						                     (387,695)      2.00 to  11.75
Options canceled or expired                 (283,868)      3.00 to  30.13
__________________________________________________________________________
Options outstanding, September 30, 1995
 (809,511 exercisable)                     2,128,734      $2.00 to	$15.50
_________________________________________________________________________

Stock Purchase Plan

The Corporation has a stock purchase plan to encourage employees
to participate in the Corporation's future growth.	At September
30, 1995, 446,743 shares were reserved for purchase by employees through payroll deductions regularly accumulated over six-month payment periods. At the end of each payment period, Common
Stock is purchased at 85% of the market value of the stock on the first or last day of the payment periods, whichever is lower. However, the purchase of Common Stock under this plan is prohibited if 85% of the market value of the Common Stock is less than the book value per share. Note 8, "Stockholders'
Equity," presents the historical activity under this plan.

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

Employee Retirement Savings and Deferred Profit Sharing Plan

Under the retirement savings provisions of the Corporation's retirement plan, established under Section 401(k) of the Internal Revenue Code, employees are generally eligible to contribute to the plan after six months of continuous service, in amounts determined by the plan. The Corporation contributes an additional 50% of the employee contribution up to certain limits (not to exceed 1.5% of total eligible compensation). Employees become fully vested in the Corporation's contributions after five years of continuous service, death, disability or upon reaching age 65. The amounts charged to expense for the years ended September 30, 1995, 1994 and 1993 were $866,300, $838,800 and $808,800, respectively.

	The deferred profit sharing provisions of the plan include retirement and other related benefits for substantially all of the Corporation's full-time employees. Contributions under the plan are funded annually and are based, at a minimum, upon a formula measuring profitability in relation to revenues. Additional amounts may be contributed at the discretion of the Corporation. There were no contributions for either fiscal 1995 or fiscal 1994. The Corporation's contribution for fiscal 1993 was $357,050.

11.  Leasing Subsidiary

The Corporation's consolidated financial statements include the accounts of its wholly-owned leasing subsidiary, DataComm
Leasing Corporation. The leasing subsidiary purchases equipment for lease to others from General DataComm, Inc., its sole supplier.

The following represents the condensed financial information of DataComm Leasing Corporation (in thousands):


Financial Condition
September 30,                          1995              1994
--------------------------------------------------------------------
Current assets 	                     $ 1,900          $ 2,276
Noncurrent assets	                     2,567	           2,637
Due from General DataComm, Inc.       30,408           27,443
---------------------------------------------------------------------
Total assets                         $34,875          $32,356
---------------------------------------------------------------------
Current liabilities	                 $ 1,168          $   876
Noncurrent liabilities	                  173               23
Stockholder's equity                  33,534           31,457
---------------------------------------------------------------------
Total liabilities and
 stockholder's equity                $34,875          $32,356
=====================================================================


Results of Operations
Years ended September 30,            1995                1994        1993
-------------------------------------------------------------------------
Net revenues                       $5,807              $6,713     $ 7,524
-------------------------------------------------------------------------
Income before income taxes         $2,371              $3,192     $ 5,206
=========================================================================

Lease Financing Programs

DataComm Leasing Corporation maintains agreements with financial institutions whereby certain finance lease receivables are transferred with full recourse. The underlying equipment is retained as collateral by DataComm Leasing Corporation.
Proceeds received by the leasing subsidiary from the transfer of such receivables amounted to $2,613,000, $3,618,000 and $4,193,000 for fiscal 1995, 1994 and 1993, respectively. The balance of all transferred receivables which were due to be paid by the original lessees under the remaining lease terms as of September 30, 1995 and 1994 amounted to $5,208,000 and $6,836,000, respectively.

12.  Quarterly Financial Data (unaudited)


					In thousands except per share data

Fiscal 1995                First     Second      Third    Fourth
---------------------------------------------------------------------------
Revenues			               $58,222   $56,531   $ 48,092	    $58,348
Inventory write-down and
 other items		                -       -          6,500       1,100
Gross profit			            27,189	  25,435   	  13,821	     25,413
Operating income (loss)	      719   (4,214)    (16,480)     (4,643)
Net income (loss)		       $  (805) $(5,033)   $(16,598)    $(5,194)
Earnings (loss) per
 share-2             	    $ (0.04) $ (0.25)   $(0.82)      $  (0.25)
________________________________________________________________________
Fiscal 1994               First    Second     Third        Fourth
------------------------------------------------------------------------
Revenues			               $48,050  $48,032    $54,903      $60,005
Gross profit			            22,806   22,802     25,563   	   29,487
Operating income (loss)	    (851)   (1,602)       575	       2,539
Income (loss) before
 cumulative effect
 of accounting
 changes	  	        	     (1,876)    (810)      (502)        1,293

Net income(loss)-1  		   $(2,309)	 $ (810) 	  $ (502) 	    $ 1,293
Earnings (loss) per
 share before
 before cumulative
 effect
 of accounting changes-2 $  (0.11) $  (0.05)  $ (0.03)     $   0.07

Earnings (loss) per
 share-2	                $  (0.14) $  (0.05)  $ (0.03)	    $   0.07
===========================================================================

1- First quarter 1994 net loss includes charges totaling
$(433), resulting from the adoption of Financial Accounting
Standards Nos. 106 and 112, effective October 1, 1993. As originally reported, net loss for the first quarter was $(1,993), or $(0.12) per share.

2- Earnings (loss) per share amounts for each quarter are required to be computed independently and, in 1995 and 1994, did not equal the full-year loss-per-share amounts.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors is incorporated by reference from the section entitled "ELECTION OF DIRECTORS" in the Corporation's Proxy Statement for 1996 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the Corporation's fiscal year ended September 30, 1995.


Name	                    Position                              	        Age
Charles P. Johnson	      Chairman of the Board of Directors	            68
                         	and Chief Executive Officer

Ross A. Belson	          President and Chief Operating Officer 	         59

Frederick R. Cronin	     Vice President, Technology and a Director	      64

Robert S. Smith	         Vice President, Business Development           	62

William S. Lawrence	     Vice President, Finance and Chief Financial
                         Officer	                                        52

James R. Arcara	         Vice President, Corporate Operations	           60

Dennis J. Nesler	        Vice President and Treasurer	                   52

Michael C. Thurk	        Senior Vice President, Marketing	               43

Robert H. Dorion, Jr.	   Vice President, Human Resources	                41

William G. Henry	        Corporate Controller	                           46

August J. Hof	           Vice President, Manufacturing Operations	       45

V. Jay Damiano	          Senior Vice President, U.S. Sales	              50

Howard S. Modlin	        Secretary and a Director	                       63

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

Mr. Michael C. Thurk, Senior Vice President, Marketing, joined the Corporation in January 1994. Before that time, Mr. Thurk held various positions within the networking business of Digital
Equipment Corporation, most recently as Vice President of the Telecommunications Business segment.

Mr. Robert H. Dorion, Jr., Vice President, Human Resources, joined the Corporation in May 1995 and was elected an officer of the Corporation in June 1995. Before that time, Mr. Dorion held progressively responsible human resource management roles with Wang Laboratories and Morton International.

Mr. William G. Henry, Corporate Controller, has served in this capacity since joining the Corporation in January 1984, and was elected an officer in the Corporation in June 1989.

Mr. August J. Hof, Vice President, Manufacturing Operations since June 1989, joined the Corporation in 1985 as Printed
Circuit Board Plant Manager.

Mr. V. Jay Damiano, Senior Vice President, U.S. Sales, was elected an officer of the Corporation in August 1993. He joined the Corporation in the sales organization in 1984 and has held positions of increasing responsibility since that time.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          To be filed by amendment.



                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

 (a)(1)	Financial statements and schedules of the registrant and
its subsidiaries are listed in the	accompanying "Index to Financial
Statements and Schedules" on page F-1 hereof and are filed as part of this Report.
(2)	 All Exhibits.
3.1  Restated Certificate of Incorporation of the Corporation.1
3.2  Amended and Restated By-Laws of the Corporation.2
10.1 	Transfer of Receivables Agreement between DataComm Leasing Corporation
      and Sanwa	Business Credit Corporation.3
10.2 	1979 Employee Stock Purchase Plan.4
10.3 	1983 Stock Option Plan.5
10.4  1984 Incentive Stock Option Plan.6
10.5	 1985 Stock Option Plan.7
10.6 	Amendment to the 1984 Incentive Stock Option Plan.8
10.7 	Amendments to the 1984 Incentive Stock Option Plan.9
10.8 	Retirement Savings and Deferred Profit Sharing Plan.10
10.9 	Capital Equipment Financing Agreement between General DataComm, Inc.
      and Center Capital Corporation.11
10.10	Capital Equipment Financing Agreement between General DataComm
      Industries, Inc. and	Hewlett Packard Company.12
10.11	Capital Equipment Financing Agreement between General
      DataComm Industries, Inc. and	General Electric Capital Corporation.13
10.12	1991 Stock Option Plan.14
10.13	Credit Agreement between General DataComm Industries, Inc. and The
       Chase Manhattan	Bank.15
10.14  Third Amended and Restated Revolving Credit and Security Agreement
       between General DataComm Industries, Inc. et al. and The Bank of New
       York Commercial Corporation et al.
11.	  Calculation of Earnings Per Share for the fiscal years ended September
      30, 1993 through	1995, inclusive.
12.   Calculation of Current Ratio.
13.	  Annual Report to Stockholders for the year ended September 30, 1995.
      The 1995 Annual Report to Stockholders will be furnished for the information of the Commission and is not deemed "filed."
      (To be filed by amendment.)
21.	  List of subsidiaries.

1 	Incorporated by reference from Form 10-Q for quarter ended June 30, 1988,
   Exhibit 3.1.
  	Amendments thereto are filed as Exhibit 3.1 to Form 10-Q for quarter
   ended March 31,	1990.
2 	Incorporated by reference from Exhibit 3.2 to Form 10-K for year ended
   September 30,	1987.
3 	Incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended June 30, 1989.


4 	1979 Employee Stock Purchase Plan is incorporated by reference
   from Part II of prospectus	dated September 30, 1991, contained in
   Form S-8, Registration Statement No. 33-43050.

5 	Incorporated by reference from Exhibit 1(c) to Form S-8,Registration
   Statement No.	2-92929.		Amendments thereto are filed as Exhibit 10.3
   to Form 10-Q for quarter ended December 31,	1987 and as Exhibit 10.3.1
   to Form 10-Q for quarter ended June 30, 1991.

6 	Incorporated by reference from Exhibit 1(a), Form S-8, Registration
   Statement No. 2-92929. 	Amendment thereto is filed as Exhibit 10.2 to
   Form 10-Q for quarter ended June 30, 1991.

7 	Incorporated by reference from Exhibit 10a, Form S-8, Registration
   Statement No.	33-21027.
  	Amendments thereto are incorporated by reference from Part II of prospectus dated August 21, 1990, contained in Form S-8, Registration
   Statement No. 33-36351 and as Exhibit 10.3.2 	to Form 10-Q for quarter
   ended June 30, 1991.
 8	Incorporated by reference from Exhibit 10.19 to Form 10-K for year ended
   September 30,	1987.

9  Incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter
   ended December 31,	1987.

10	Incorporated by reference from Form S-8, Registration Statement No.
    33-37266.

11	Incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter
    ended December 31,	1991 and Exhibit 28.2 to Form 10-Q for quarter ended
    March 31, 1992.

12	Incorporated by reference from Exhibit 28.3 to Form 10-Q for quarter
   ended March 31, 1992	and from Exhibit 28.3 to Form 10-Q for quarter
   ended June 30, 1992.

13	Incorporated by reference from Exhibit 28.4 to Form 10-Q for quarter
   ended June 30, 1992	and from Exhibit 28.4 to Form 10-Q for quarter
   ended December 31, 1992.

14	Incorporated by reference from Form S-8, Registration Statement No.
   33-53150, from	Form S-8, Registration Statement No. 33-62716, from Form
   S-8, Registration Statement No. 33-53201 and from Form S-8, Registration
   Statement No. 33-59573.

15 Incorporated by reference from Exhibit 10.21 to Form 10-K for the year ended September 30, 1993.

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

Dated:  December 14, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature	                   Title	                        Date

__________________________	Chairman of the Board  	       December 14, 1995
CHARLES P. JOHNSON        	and Chief Executive Officer

__________________________	Vice President, Finance	       December 14, 1995
WILLIAM S. LAWRENCE	       and Principal Financial
                          	Officer

_________________________	Corporate Controller            	December 14, 1995
WILLIAM G. HENRY

__________________________	Director and Secretary	         December 14, 1995
HOWARD S. MODLIN

__________________________	Director	                       December 14, 1995
LEE M. PASCHALL

__________________________	Director and 	                  December 14, 1995
FREDERICK R. CRONIN	       Vice President, Technology

__________________________	Director	                       December 14, 1995
JOHN L. SEGALL



                    General DataComm Industries, Inc.
                            and Subsidiaries
              	Index to Financial Statements and Schedules
                               Item 14(a)


Financial Statements and Schedules Included	                            Page

Consolidated Balance Sheets at September 30,
  1995 and 1994.                                                         22

Consolidated Statements of Operations and Earnings Reinvested
 (Deficit) for the Years Ended September 30, 1995, 1994 and 1993.        23

Consolidated Statements of Cash Flows for the Years
  Ended September 30, 1995, 1994 and 1993.                               24

Notes to Consolidated Financial Statements                               25

Report of Independent Accountants	                                     F-2

Consent of Independent Accountants	                                    F-3

Consolidated Financial Statement Schedules:

II.Valuation and qualifying accounts for the years
 	 	 ended September 30, 1995, 1994 and 1993.	                         F-4


Financial Statements and Scheduled Omitted

Financial statements and schedules other than those included herein are omitted because they are not required or because the required information is presented elsewhere in the financial statements or notes thereto.


                    Report of Independent Accountants

To the Stockholders and Board of Directors of General DataComm
Industries, Inc.

We have audited the consolidated financial statements and financial statement schedule of General DataComm Industries, Inc. and Subsidiaries listed in Intem 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General DataComm Industries, Inc. and Subsidiaries as of September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years ended September 30, 1995, 1994 and 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, effective October 1, 1993, the Corporation changed its methods of accounting for income taxes, post-employment benefits and post-retirement benefits other than pensions.



Coopers & Lybrand L.L.P.
Stamford, Connecticut
October 19, 1995, except for Note 5,
as to which the date is November 30, 1995.

                        CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration
Statements of General Datacomm Industries, Inc. and Subsidiaries on Form S-8 (File Nos. 2-92929, 33-21027, 33-36351, 33-37266,
33-43050, 33-53150, 33-62716, 33-53201 and 33-59573) and on Form
S-3 (File No. 33-54417) of our report, which includes an explanatory paragraph for certain accounting changes, dated
October 19, 1995, except for Note 5, as to which the date is November
30, 1995, on our audits of the consolidated financial statements and financial statement schedule of General Datacomm
Industries, Inc. and Subsidiaries as of September 30, 1995 and
1994 and for the years ended September 30, 1995, 1994 and 1993, which report is included in this Annual Report on Form 10-K.

Coopers & Lybrand L.L.P.
Stamford, Connecticut
December 14, 1995


General DataComm Industries, Inc. and Subsidiaries

Schedule II -- Valuation and Qualifying Accounts for the Years ended September 30, 1995, 1994 and 1993
(In Thousands)



                                   		Additions
                   	Balance at	      Charged to	                  Balance
                   	Beginning	       Costs an	                    at End
                   	of Period	       Expenses	     Deductions (b) of Period
1995
Allowance for
doubtful
receivables (a)	   $1,618	           $     252	    $  166	           $1,704

1994
Allowance for
doubtful
receivables (a)   $1,575            	$     339	    $ 296 	          $1,618

1993
Allowance for
doubtful
receivables (a)   $1,597             $    504	     $   526	         $1,575

____________________

(a) Deducted from asset accounts.
(b) Uncollectible accounts written off, net of recoveries.