Form 10-Q
period 1995-12-31
GENERAL DATACOMM INDUSTRIES INC
filed 1996-02-13
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
		                      	  Washington, D.C.  20549
				                            FORM 10-Q


 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           		   OF THE SECURITIES EXCHANGE ACT OF 1934


          		For the quarterly period ended December 31, 1995

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

                   		       Yes X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                		 Number of Shares Outstanding
       Title of Each Class             at December 31, 1995

Common Stock, $.10 par value                        18,407,120
Class B Stock, $.10 par value                        2,193,983

	           Total Number of Pages in This Document is 14.

             		       GENERAL DATACOMM INDUSTRIES, INC.
			                         AND SUBSIDIARIES
				                            INDEX
						                                                      	 Page No.

Part I.  Financial Information

	 Consolidated Balance Sheets -
	 December 31, 1995 and September 30, 1995                          3

	 Consolidated Statements
	 of Operations and
	 Earnings Reinvested - For the Three
	 Months Ended December 31, 1995 and 1994                           4

	 Consolidated Statements of Cash Flows - For the
	 Three Months Ended December 31, 1995 and 1994                     5

	 Notes to Consolidated Financial Statements                        6

	 Management's Discussion and Analysis
	 of Financial Condition and Results of Operations                  9

Part II.  Other Information

	 Item 6.  Exhibits and Reports on Form 8-K                        13

            	       PART I.  FINANCIAL INFORMATION
	                  GENERAL DATACOMM INDUSTRIES, INC.
		                       AND SUBSIDIARIES
	                    CONSOLIDATED BALANCE SHEETS
			               		      (Unaudited)

					                                           December 31,   September 30,
In thousands except shares                            1995      1995
ASSETS:
 Current assets:
   Cash and cash equivalents                           $14,157   $18,443
   Accounts receivable, less allowance for doubtful
    receivables of $1,746 in December and
    $1,704 in September                                 40,626    43,033
   Inventories                                          43,174    44,958
   Deferred income taxes                                 3,612     3,612
   Other current assets                                  6,897     6,054
							                                                  -----     -----
 Total current assets                                  108,466   116,100
						                                                 -------   -------
   Property, plant and equipment                       126,258   126,959
   Less: accumulated depreciation and amortization      79,500    80,237
						                                                 -------   -------
 Total property, plant and equipment                    46,758    46,722
   Capitalized software development costs, net
   of accumulated amortization of $15,637 in December
   and $13,577 in September                             23,407    23,407
 Other assets                                           12,263    12,159
					                                                 		------   -------
						                                                $190,894  $198,388
						                                                 -------   -------
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
   Current portion of long-term debt                    $5,455   $12,598
   Accounts payable, trade                              14,055    11,023
   Accrued payroll and payroll-related costs             8,338     6,173
   Deferred income                                       5,251     6,495
   Other current liabilities                            16,295    16,524
			                                                  			------    ------
 Total current liabilities                              49,394    52,813
					                                                 		------    ------
 Long-term debt, less current portion                   22,205    23,435
 Deferred income taxes                                   4,467     4,469
 Other liabilities                                         459       586
				                                                 			------    ------
 Total liabilities                                      76,525    81,303
							                                                 ------    ------
 Commitments and contingent liabilities                     -         -
 Stockholders' equity:
   Capital stock, par value $.10 per share,
   issued: 21,263,509 shares in December and
   21,122,209 shares in September                        2,126     2,112
   Capital in excess of par value                      128,626   128,076
   Deficit                                              (9,044)   (6,153)
   Cumulative foreign currency translation
     adjustment                                         (2,435)   (2,026)
   Common stock held in treasury, at cost:
    662,406 shares in December and 673,674
     shares in September                                (4,904)   (4,924)
						                                                 --------  -------
 Total stockholders' equity                            114,369   117,085
					                                                  -------   -------
						                                                $190,894  $198,388
						                                                 --------  --------

The accompanying notes are an integral part of these consolidated financial statements.

		                       GENERAL DATACOMM INDUSTRIES, INC.
	                         		   AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS AND EARNINGS REINVESTED (DEFICIT)
			                               (Unaudited)

                                   					       Three Months Ended
						                                            December 31,
In thousands, except per share data               1995     1994
Revenues:
Net product sales                              $48,217  $47,788
  Service revenue                                9,956    8,987
  Lease revenue                                  1,626    1,447
						                                          ------   ------
			                                          			59,799   58,222
		                                           			------   ------
Costs and expenses:
  Cost of product sales                         22,918   22,265
  Amortization of capitalized
   software development costs                    2,600    2,800
  Cost of services                               6,964    5,800
  Cost of lease revenue                            216      168
  Selling, general and administrative           21,445   20,583
  Research and product development               7,690    5,887
				                                          		------   ------
			                                          			61,833   57,503
			                                          			------   ------
Operating income (loss)                         (2,034)     719
	                                          					------   ------
Other income (expense):
  Interest                                        (437)    (986)
  Other, net                                      (120)    (238)
			                                          			------   ------
						                                            (557)  (1,224)
                                                -------  ------
Loss before income taxes                        (2,591)    (505)
Income tax provision                               300      300
					                                          -------   ------
Net loss                                       ($2,891)   ($805)
					                                          -------   ------
Earnings reinvested (deficit) at beginning of
  period                                        (6,153)  21,477
				                                   	       -------   ------
Earnings reinvested (deficit) at end of period ($9,044) $20,672
                                    					      =======  =======
Loss per share                                  ($0.14)  ($0.04)
					                                          =======  =======
Weighted average number of common and
 common equivalent shares outstanding           20,499   18,198
                                    				       =======   ======

The accompanying notes are an integral part of these consolidated financial statements.

            		      GENERAL DATACOMM INDUSTRIES, INC.
			                       AND SUBSIDIARIES
		               CONSOLIDATED STATEMENTS OF CASH FLOWS
			                        (Unaudited)

			   Increase (Decrease) in Cash and Cash Equivalents
		                                                 Three Months Ended
                                         							    December 31,
In thousands                                       1995     1994
Cash flows from operating activities:
  Net (loss)                                       ($2,891)   ($805)
  Adjustments to reconcile loss to net
    cash provided by operating activities:
	  Depreciation and amortization                     6,098    5,499
	  Decrease in accounts receivable                   2,247    5,997
	  (Increase) decrease in inventories                1,573   (5,986)
	  Increase in accounts payable
	     and accrued expenses                           4,854    2,612
	  (Increase) in other net current assets           (2,018)  (3,470)
	  (Increase) in other net long-term assets           (577)  (1,170)
							                                             -------   ------
Net cash provided by operating activities            9,286    2,677
					                                          		   -------   ------
Cash flows from investing activities:
      Acquisition of property, plant & equipment    (3,170)  (2,782)
      Capitalized software development costs        (2,600)  (3,495)
						                                          	   -------  -------
Net cash (used) by investing activities             (5,770)  (6,277)
Cash flows provided by financing activities:
      Revolver borrowings                                0   19,000
      Revolver repayments                                0  (35,200)
      Proceeds from notes and mortgages                 28    1,650
      Principal payments on notes and mortgages     (8,375)  (1,435)
      Proceeds from issuing common stock               584   58,788
							                                              ------   ------
Net cash provided (used) by financing activities    (7,763)  42,803
							                                              ------   ------
Effect of exchange rates on cash                       (39)    (341)
							                                              ------   ------
Net increase (decrease) in cash and cash equivalents (4,286)  38,862
Cash and cash equivalents at beginning of period-1)  18,443    2,939
					                                           		   ------   ------
Cash and cash equivalents at end of period-1)       $14,157  $41,801
                                           							  =======  =======


(1 - The Corporation considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

               		   GENERAL DATACOMM INDUSTRIES, INC.
                       			 AND SUBSIDIARIES

            	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.     BASIS OF PRESENTATION

	    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation") as of December 31, 1995, the results of operations for the three months ended December 31, 1995 and 1994 and the cash flows for the three months ended December 31, 1995 and 1994.

	    Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

	    The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K for the year ended September 30, 1995.

 NOTE 2.    INVENTORIES

 Inventories consist of (in thousands):

                    		     December 31, 1995    September 30, 1995

 Raw materials                 $17,715                       $19,466
 Work-in-process                 5,784                         5,801
 Finished goods                 19,675                        19,691
	                      		       -------                       -------
     Total                     $43,174                       $44,958
                               =======                       =======
NOTE 3. LONG-TERM DEBT

	Long-term debt consists of the following (in thousands):

                   			     December 31, 1995      September 30, 1995

Notes payable                  $14,070                      $22,179
Mortgages payable               12,848                       13,018
Capital lease obligations          742                          836
                            				------                       ------
                            				27,660                       36,033

Less:  current portion           5,455                       12,598
                     			       -------                       ------
                     			      $ 22,205                      $23,435
                              ========                      =======

		                       GENERAL DATACOMM INDUSTRIES, INC.
                     			     AND SUBSIDIARIES

          	 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3.  LONG-TERM DEBT (continued)

	 Revolving Credit Loan

	 On November 30, 1995, the Corporation entered into an amended agreement with The Bank of New York Commercial Corporation to provide a revolving credit facility maturing in November 1998 in the amount of $25,000,000 with availability subject to a borrowing base formula. The facility provides for a sub-limit of $5,000,000 for letters of credit. The amended agreement provides for interest on outstanding borrowings to be charged, at the Corporation's option, at either (1) the prime rate plus 3/4 of 1% (on December 31, 1995, the prime rate was 8.5%), or
	 (2) 2.75% over LIBOR for terms of 1, 2, 3 or 6 months (on December 31, 1995, these LIBOR rates ranged from 5.38% to 5.56%).

	 The agreement also requires conformity with various financial covenants, the most restrictive of which includes minimum tangible net worth and a fixed charge coverage ratio. Certain assets of the Corporation, including most accounts receivable and inventories, are pledged as collateral. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories. This amended agreement replaced the prior revolving credit agreement that also provided for borrowings of up to $25,000,000 and a sub-limit of $5,000,000 for letters of credit. Although there were no borrowings outstanding, there were $957,000 of letters of credit outstanding as of December 31, 1995.

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

              		  GENERAL DATACOMM INDUSTRIES, INC.
		                       	 AND SUBSIDIARIES

         	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

	Property, plant and equipment consists of the following (in thousands):

	                       			  December 31, 1995   September 30, 1995

    Land                              $1,759               $  1,764
    Buildings and improvements        28,067                 27,894
    Test equipment, fixtures and
     field spares                     50,296                 50,632
    Machinery and equipment           46,137                 46,669
	                            			      ------                  -----
				                                 126,258                126,959
Less:  accumulated depreciation
  and amortization                    79,500                 80,237
	                            			      ------                 ------

				                                $ 46,758               $ 46,722
				                                ========               ========

               		 GENERAL DATACOMM INDUSTRIES, INC.
                     			 AND SUBSIDIARIES

   	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		                 AND RESULTS OF OPERATIONS

GENERAL DISCUSSION

Total revenues for the first fiscal quarter were $1.5 million higher than the preceding fourth fiscal quarter and $1.6 million higher than the same quarter one year ago, but did not achieve anticipated levels. Shipments of ATM products, more than double the level in the same quarter one year ago, were in line with expectations. The Transmission product segment recorded the largest decline compared to the first quarter of fiscal 1995 due primarily to lower sales of private-line analog modems, although such sales have not declined significantly in more recent quarters. The Transmission product segment is also experiencing the initial adverse effects of a sales organization restructuring designed to shift focus toward distributors and value-added resellers. Transmission product sales should improve as the new organization becomes more effective.

The lower-than-planned revenues contributed to a loss of $(2.9) million in the first fiscal quarter.

In addition, the Corporation continues to increase investments in marketing and engineering resources to promote and develop products for the emerging ATM technology applications. The Corporation expects ATM business will continue to grow and in the longer-term has the potential to deliver substantially higher revenues.

Cash flows from operations were positive in the quarter and the Corporation was able to repay a $6.3 million term loan, while maintaining cash deposits of $14.2 million and an additional $3.2 million in escrow cash deposits available to satisfy future real estate lease payments.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                   					    Three months ended
					                                         December 31,
					                                       1995         1994

Revenues:
 Net product sales                          80.6%        82.1%
 Service revenue                            16.7         15.4
 Leasing revenue                             2.7          2.5
	                                    				    ----         ----
 				                                  	   100.0        100.0
				                                    	   =====        =====
Costs and expenses:
 Cost of revenues                           50.3         48.5
 Amortization of capitalized software
  development costs                          4.3          4.8
 Selling, general and administrative        35.9         35.4
 Research and product development           12.9         10.1
				                                        ----         ----
Operating income (loss)                     (3.4)         1.2
                                            ----         ----
Net (loss)                                  (4.8)%      (1.4)%
                                  					     =====        ====

For the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995, net product sales increased slightly by $429,000, or 0.9%, service revenue was up $969,000, or 10.8%, and leasing revenue increased $179,000, or 12.4%. The composition of product shipments changed both geographically, where a 27% increase in international shipments was largely offset by a 14% decline in domestic shipments, and in product mix, where ATM product shipment growth offset declines primarily in private line analog products. Service revenues increased on certain foreign orders requiring installation and training.

Gross margin as a percent of revenues (which excludes amortization of capitalized software development costs) declined 1.8%, from 51.5% in the first quarter of fiscal 1995 to 49.7% in the first quarter of fiscal 1996. Service margins accounted for 0.9% of the decline due to utilizing subcontract service providers at certain foreign locations. In addition, high startup costs associated with the APEX ATM product family and reduced sales prices, particularly on certain private line analog products, contributed to the further 0.9% decline.

Amortization of capitalized software development costs declined slightly from $2.8 million in the quarter ended December 31, 1994 to $2.6 million in the quarter ended December 31, 1995. This decline in amortization increased operating income by 0.5%.

Selling, general and administrative expenses increased from $20.6 million in the first quarter of fiscal 1995 to $21.4 million in the first quarter of fiscal 1996. This net increase of $862,000 million, or 4.2%, is primarily due to a growing APEX
ATM marketing organization and related product launch expenses, expansion of international sales activities and normal compensation increases. Selling, general and administrative expenses increased to 35.9% of revenues in the fiscal 1996 quarter from 35.4% of revenues in the fiscal 1995 quarter.

Research and product development spending, before consideration of capitalized software development costs, increased to $10.3 million, or 17.2% of revenues, in the first quarter of fiscal 1996 from $9.4 million, or 16.1% of revenues, in the comparable quarter one year ago. This increase of $908,000, or 9.7%, reflects continued investment in ATM development in three research centers: the Montreal Research Center (Canada); Advanced Research Centre (UK); and the domestic ATM Product Development Group (CT, USA). The timing, technical complexity and nature of ATM software development projects contributed to a reduction in the capitalization of software development costs to $2.6 million in the first quarter of fiscal 1996 compared to $3.5 million in the same quarter one year ago and, as a percentage of total research and development spending, such capitalized costs fell to 25.3% of total spending in the first quarter of fiscal 1996 from 37.3% of total spending in the same quarter one year ago.

Net interest expense in the quarter ended December 31, 1995 decreased $547,000 from the comparable period one year ago. This amount included $243,000 of interest income on a higher level of short-term investments made in the quarter ended December 31, 1995 as compared to interest income of $86,000 in the quarter ended December 31, 1994. Lower debt levels accounted for the additional reduction in net interest expense.

The Corporation recorded an income tax provision, principally for state and foreign taxes, of $300,000 in the first quarter of fiscal 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's cash and cash equivalents were $14.2 million at December 31, 1995, compared to $18.4 million at September 30, 1995. Bank debt was reduced to $27.7 million at December 31, 1995, as compared to $36.0 million at September 30, 1995. Also, the Corporation has accumulated $3.2 million ($2.9 million at September 30, 1995) of cash on deposit in an escrow account, which is available to pay certain real estate lease obligations beginning in March 1996.

Operating

During the three months ended December 31, 1995, the Corporation's operating activities generated cash of $9.3 million compared to $2.7 million in the same period one year ago.

Non-debt working capital, excluding cash and cash equivalents, decreased $7.0 million to $50.4 million at December 31, 1995. This decrease resulted primarily from a decrease in accounts receivable and inventory combined with an increase in current
liabilities.   Accounts receivable
decreased $2.4 million in the first quarter of fiscal 1996 to $40.6 million at December 31, 1995 due to more favorable collection activities. Inventory levels decreased by $1.8 million, while accounts payable and accrued payroll increased $3.1 million and $2.1 million, respectively, due to the timing of the related cash obligations.

Investing

Net investments in property, plant and equipment for the three-month period ended December 31, 1995 increased $0.4 million to $3.2 million from $2.8 million in the prior fiscal year's period, principally for equipment used in research and development and for spare parts for the service organizations. As mentioned above, investments in capitalized software development were $2.6 million in fiscal 1996 compared to $3.5 million in the same period one year ago.

Financing

Financing activities during the three-month period ended
December 31, 1995 required the use of $7.8 million in cash, $6.3 million for the repayment of a term loan and $2.1 million for principal payments on notes and mortgages offset by $0.6 million of cash proceeds from the exercise of stock options.

On November 30, 1995, the Corporation entered into an amended agreement with The Bank of New York Commercial Corporation to provide a revolving credit facility maturing in November 1998 in the amount of $25,000,000 with availability subject to a borrowing base formula. The facility provides for a sub-limit of $5,000,000 for letters of credit. The amended agreement provides for interest on outstanding borrowings to be charged, at the Corporation's option, at either (1) the prime rate plus 3/4 of 1% (on December 31, 1995, the prime rate was 8.5%), or
(2) 2.75% over LIBOR for terms of 1, 2, 3 or 6 months (on December 31, 1995, these LIBOR rates ranged from 5.38% to 5.56%).

The agreement also requires conformity with various financial covenants, the most restrictive of which includes minimum tangible net worth and a fixed charge coverage ratio. Certain assets of the Corporation, including most accounts receivable and inventories, are pledged as collateral. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories. This amended agreement replaced the prior revolving credit agreement that also provided for borrowings of up to $25,000,000 and a sub-limit of $5,000,000 for letters of credit. Although there were no borrowings outstanding, there were $957,000 of letters of credit outstanding as of December 31, 1995.

           	       GENERAL DATACOMM INDUSTRIES, INC.
                 		     AND SUBSIDIARIES

Part II.  Other Information

 Item 6.     Exhibits and Reports on Form 8-K
      	     (a) Index of Exhibits

	     11. Calculation of Earnings Per Share for the three-month periods ended December 31, 1995 and 1994.

	     (b) Reports on Form 8-K

	     No reports on Form 8-K were filed during the quarter for which this report is filed.


                          			   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      				       GENERAL DATACOMM INDUSTRIES, INC.
						                                      (Registrant)
				                             __________________________________
				                              William S. Lawrence
				                              Senior Vice President and
				                              Principal Financial Officer

Dated:  February 13, 1996