Form 10-Q
period 1996-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 1996-05-15
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-8086
                                                ------

                       GENERAL DATACOMM INDUSTRIES, INC.
                       ---------------------------------
              (Exact name of registrant  as  specified in its charter)

        Delaware                                  06-0853856
        --------                                  ----------
(State or other jurisdiction  of      (I.R.S. Employer Identification No.)
incorporation or organization)

   Middlebury, Connecticut                            06762-1299
   -----------------------                            ----------
(Address of principal executive                       (Zip Code)
offices)

         Registrant's phone number, including area code: (203) 574-1118
                                                          -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                        -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Number of Shares Outstanding
 Title of Each Class                               at March 31,1996
 -------------------                         ----------------------------

Common  Stock, $.10 par value                            18,621,923
Class B Stock, $.10 par value                             2,140,443

                  Total Number of Pages in This Document is 16.
                                                            --

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                      INDEX
                                                                 Page No.
                                                                 --------
Part I.  Financial Information

              Consolidated Balance Sheets -
              March 31, 1996 and September 30, 1995                   3

              Consolidated Statements of Operations and
              Earnings Reinvested (Deficit) - For the Three and
              Six Months Ended March 31, 1996 and 1995                4

              Consolidated Statements of Cash Flows - For the
              Six Months Ended March 31, 1996 and 1995                5

              Notes to Consolidated Financial Statements              6

              Management's Discussion and Analysis
              of Financial Condition and Results of Operations        9


Part II.  Other Information

              Item 6.  Exhibits and Reports on Form 8-K              15

                         PART I. FINANCIAL INFORMATION

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  March 31,      September 30,
    In thousands except shares                     1996             1995
     --------------------------------------------------------------------------
     ASSETS:
      Current assets:
       Cash and cash equivalents                 $11,162              $18,443
       Accounts receivable, less allowance
         for doubtful receivables of $1,772
         in March and $1,704 in September         40,869               43,033
       Inventories                                45,849               44,958
       Deferred income taxes                       3,612                3,612
       Other current assets                        7,914                6,054
     --------------------------------------------------------------------------
      Total current assets                       109,406              116,100
     ==========================================================================
      Property, plant and equipment, net          47,571               46,722
      Capitalized software development costs,
       net of accumulated amortization of
       $18,637 in March and $13,577 in September  23,393               23,407
      Other assets                                12,092               12,159
     --------------------------------------------------------------------------
                                                $192,462             $198,388
     ==========================================================================

     LIABILITIES AND STOCKHOLDERS' EQUITY:
      Current liabilities:
       Current portion of long-term debt          $5,518             $12,598
       Accounts payable, trade                    17,028              11,023
       Accrued payroll and payroll-related
        costs                                      5,936               6,173
       Deferred income                             6,637               6,495
       Other current liabilities                  17,641              16,524
     --------------------------------------------------------------------------
     Total current liabilities                    52,760              52,813
     ==========================================================================
      Long-term debt, less current portion        21,214              23,435
      Deferred income taxes                        4,466               4,469
      Other liabilities                              366                 586
     --------------------------------------------------------------------------
      Total liabilities                           78,806              81,303
     ==========================================================================
      Commitments and contingent liabilities       -                     -
      Stockholders' equity:
       Capital stock, par value $.10 per share,
        issued: 21,351,577 shares in March and
        21,122,209 shares in September             2,135               2,112
       Capital in excess of par value            129,214             128,076
       Deficit                                   (10,700)             (6,153)
       Cumulative foreign currency translation
        adjustment                                (2,632)             (2,026)
       Common stock held in treasury, at cost:
        589,211 shares in March and 673,674
        shares in September                       (4,361)             (4,924)
     --------------------------------------------------------------------------
      Total stockholders' equity                 113,656             117,085
     --------------------------------------------------------------------------
                                                $192,462            $198,388
     ==========================================================================
     The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          EARNINGS REINVESTED (DEFICIT)
                                   (Unaudited)

                                       Three Months Ended Six Months Ended
                                           March 31,         March 31,

In thousands, except pershare data     1996     1995      1996    1995
- -------------------------------------------------------------------------------
Revenues:
 Net product sales                   $47,399  $46,120  $95,616  $93,908
 Service revenue                       9,584    9,010   19,540   17,997
 Lease revenue                         2,187    1,401    3,813    2,848
- -------------------------------------------------------------------------------
                                      59,170   56,531  118,969  114,753
- -------------------------------------------------------------------------------
Costs and expenses:
 Cost of product sales                22,001   21,871   44,919   44,136
 Amortization of capitalized
  software development costs           3,000    3,200    5,600    6,000
 Cost of services                      6,294    5,839   13,258   11,639
 Cost of lease revenue                   280      186      496      354
 Selling, general and administrative  21,642   22,315   43,087   42,898
 Research and product development      7,830    7,334   15,520   13,221
- -------------------------------------------------------------------------------
                                      61,047   60,745  122,880  118,248
- -------------------------------------------------------------------------------
Operating loss                        (1,877)  (4,214)  (3,911)  (3,495)
- -------------------------------------------------------------------------------
 Other income (expense):
  Interest                              (450)    (320)    (887)  (1,306)
  Other, net                             971     (199)     851     (437)
- -------------------------------------------------------------------------------
                                         521     (519)     (36)  (1,743)
- -------------------------------------------------------------------------------
Loss before income taxes              (1,356)  (4,733)  (3,947)  (5,238)
Income tax provision                     300      300      600      600
- -------------------------------------------------------------------------------
Net loss                              (1,656)  (5,033)  (4,547)  (5,838)

Earnings reinvested (deficit)
 at beginning of period               (9,044)  20,672   (6,153)   21,477
- -------------------------------------------------------------------------------

Earnings reinvested (deficit) at end
 of period                          ($10,700) $15,639 ($10,700)  $15,639
===============================================================================

Loss per share                        ($0.08)  ($0.25)  ($0.22)   ($0.30)
===============================================================================

Weighted average number of common and
common equivalent shares outstanding  20,676   20,176   20,586    19,176
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

             GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Increase (Decrease) in Cash
                                                     and Cash Equivalents
                                                 ---------------------------

                                                        Six Months Ended
                                                            March 31,
In thousands                                            1996           1995
- ---------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                                         ($4,547)       ($5,838)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                     12,644         11,621
   Gain on sale of real estate                       (1,000)         --
   Decrease in accounts receivable                    1,833          4,102
   (Increase) in inventories                         (1,203)       (12,084)
   Increase (decrease) in accounts payable
    and accrued expenses                              6,653         (5,627)
   (Increase) in other net current assets            (1,488)        (2,609)
   (Increase) in other net long-term assets            (915)          (971)
- -------------------------------------------------------------------------------
Net cash provided by (used in) operating activities  11,977        (11,406)
- -------------------------------------------------------------------------------
Cash flows from investing activities:
 Acquisition of property, plant, and equipment       (7,129)        (7,768)
 Capitalized software development costs              (5,586)        (6,695)
 Sale of real estate                                  1,000           --
- -------------------------------------------------------------------------------
Net cash used in investing activities               (11,715)       (14,463)
- -------------------------------------------------------------------------------
Cash flows from financing activities:
 Revolver borrowings                                     --         19,000
 Revolver repayments                                     --        (35,200)
 Proceeds from notes and mortgages                      582          5,341
 Principal payments on notes and mortgages           (9,758)        (3,189)
 Proceeds from issuing common stock                   1,724         60,072
- -------------------------------------------------------------------------------
Net cash provided by (used in) financing activities  (7,452)        46,024
- -------------------------------------------------------------------------------
Effect of exchange rates on cash                        (91)          (388)
- -------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents (7,281)        19,767
Cash and cash equivalents at beginning of period-(1) 18,443          2,939
- -------------------------------------------------------------------------------
Cash and cash equivalents at end of period-(1)      $11,162        $22,706
===============================================================================

(1)-The Corporation considers all highly liquid investments purchaed with a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 1.     BASIS OF PRESENTATION

               In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation") as of March 31, 1996, the results of operations for the three and six months ended March 31, 1996 and 1995 and the cash flows for the six months ended March 31, 1996 and 1995. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.
                  The consolidated  financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K for the year ended September 30, 1995.

NOTE 2.    INVENTORIES

           Inventories consist of (in thousands):

                                            March 31, 1996   September 30, 1995
                                            --------------   ------------------

           Raw materials                       $18,587               $19,466
           Work-in-process                       7,252                 5,801
           Finished goods                       20,010                19,691
                                               --------               ------
            Total                              $45,849               $44,958
                                               ========              =======

NOTE 3.     LONG-TERM DEBT

            Long-term debt consists of (in thousands):

                                          March 31, 1996     September 30, 1995
                                          --------------     ------------------
            Notes payable                      $13,325               $22,179
            Mortgages payable                   12,678                13,018
            Capital lease obligations              729                   836
                                              --------               --------
                                                26,732                36,033
            Less:  current portion               5,518                12,598
                                             ---------                -------
                                              $ 21,214               $23,435
                                             =========               ========

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 3.     LONG-TERM DEBT (continued)

               Revolving Credit Loan
               ---------------------
               On November 30, 1995, the Corporation entered into an amended agreement with The Bank of New York Commercial Corporation to provide a revolving credit facility maturing in November 1998 in the amount of $25,000,000 with availability subject to a borrowing base formula. The facility provides for a sub-limit of $5,000,000 for letters of credit. The amended agreement provides for interest on outstanding borrowings to be charged at the higher of either (1) the prime rate plus 3/4 of 1%, or (2) the federal funds rate plus 1.25% (on March 31, 1996, the prime rate was 8.25% and the federal funds rate was 5.25%). Alternatively, the Corporation may elect to borrow at 2.75% over LIBOR for terms of 1, 2, 3 or 6 months (on March 31, 1996, these LIBOR rates ranged from 5.31% to 5.38%).

               The agreement also requires conformity with various financial covenants, the most restrictive of which include minimum tangible net worth and a fixed charge coverage ratio. Certain assets of the Corporation, including most accounts receivable and inventories, are pledged as collateral. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories. This amended agreement replaced the prior revolving credit agreement which also provided for borrowings of up to $25,000,000 and a sub-limit of $5,000,000 for letters of credit. Although there were no borrowings outstanding, there were $550,000 of letters of credit outstanding as of March 31, 1996.

               Notes Payable
               -------------
               On June 1, 1994, the Corporation refinanced $8,000,000 of a note payable, previously maturing January 2, 1995, with The Bank of New York as lender and agent for other institutions by incorporating term loan provisions and additional collateral into the previous revolving credit agreement. In conjunction with the amended revolving credit loan mentioned above, this note, in the amount of $6,625,000, was paid in its entirety on November 30, 1995.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 4.     PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consists of (in thousands):

                                            March 31, 1996   September 30, 1995
                                            --------------   ------------------

    Land                                        $ 1,755           $ 1,764
    Buildings and improvements                   28,287            27,894
    Test equipment, fixtures and
       field spares                              50,550            50,632
    Machinery and equipment                      46,805            46,669
                                                -------           -------
                                                127,397           126,959
    Less:  accumulated depreciation
    and amortization                             79,826            80,237
                                               --------          --------
                                               $ 47,571          $ 46,722
                                               ========          ========


NOTE 5.    REAL ESTATE TRANSACTIONS

              Other income for the three and six months ended March 31, 1996 includes a $1.0 million gain from a real estate transaction.

              Selling, general and administrative expenses for the six months ended March 31, 1995 includes a $650,000 gain resulting from the early termination of a lease obligation.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



GENERAL DISCUSSION

While total revenues for the second fiscal quarter ended March 31, 1996 showed growth of $2.6 million, or 4.7%, from the same period one year ago, anticipated revenue levels were not achieved. Current quarter revenues were $0.6 million, or 1.1%, below the preceding fiscal quarter ended December 31, 1995. Asynchronous Transfer Mode ("ATM") product line shipments continued an upward trend, amounting to $9.2 million, $10.9 million, and $13.0 million for the quarters ended September 30, 1995, December 31, 1995, and March 31, 1996, respectively. The Transmission product segment is continuing to experience some initial adverse effects of a sales organization restructuring designed to shift focus from direct sell activity to more cost-effective channels of distributors and value-added resellers. While execution of the strategy is taking longer than anticipated, we continue to believe pursuit of this strategy is in the Company's long-term interest. In addition, the Company is pursuing royalty revenue opportunities on certain transmission product technology as another means of contributing to revenues.

The above trends are also evident on a year-to-date basis. Total revenues are up $4.2 million, or 3.7%, from the corresponding six month period one year ago. ATM product line revenues are up $7.9 million , or 50% over the same period. Other product revenues were down, offsetting a portion of the ATM gains. ATM product revenue comprised 25.0% of total product revenue in the six months ended March 31, 1996, as compared to only 17.0% for the same six month period one year ago.

The lower-than-planned revenues contributed to a net loss of $1.7 million in the second fiscal quarter. The net loss included a one-time $1.0 million gain from the sale of real estate. The year-to-date net loss amounts to $4.5 million. The Corporation continues to heavily invest in marketing and engineering resources to promote and develop products for the emerging ATM technology applications. The Corporation expects ATM business will continue to grow and in the longer-term has the potential to deliver substantially higher revenues.

Cash flows from operations were positive in each of the first two quarters of fiscal 1996, amounting to $12.0 million for the six month period ended March 31, 1996. The Corporation reduced long-term debt by $9.2 million during the six months ended March 31, 1996.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                          Three months ended              Six months ended
                              March 31,                       March 31,
                         1996          1995               1996         1995
- -------------------------------------------------------------------------------
Revenues:
     Net product sales    80.1%       81.6 %                80.4%    81.8%
     Service revenue      16.2        15.9                  16.4     15.7
     Leasing revenue       3.7         2.5                   3.2      2.5
- -------------------------------------------------------------------------------
                         100.0       100.0                 100.0    100.0
- -------------------------------------------------------------------------------
Costs and expenses:
     Cost of revenues     48.3        49.3                  49.3     48.9
     Amortization of
      capitalized software
      development costs    5.1         5.7                   4.7      5.2
     Selling, general and
      administrative      36.6        39.5                  36.3     37.4
     Research and
      product development 13.2        13.0                  13.0     11.5
- -------------------------------------------------------------------------------
Operating (loss)          (3.2)       (7.5)                 (3.3)    (3.0)
- -------------------------------------------------------------------------------
Net (loss)                (2.8)%      (8.9)%                (3.8)%   (5.1)%
===============================================================================

Noteworthy items from the table above include: year-to-date research and product development expense has grown to 13.0% of total revenue versus 11.5% in the prior year, reflecting our continued strategic investment in the ATM business; the net loss as a percent of revenue has decreased from the prior year for both the three and six months ended March 31, 1996; service and leasing revenues comprise a slightly larger percentage of total revenues for the three and six months ended March 31, 1996 versus the corresponding periods of the prior year.

Three Months Ended March 31, 1996 vs. Three Months Ended March 31, 1995:
- -----------------------------------------------------------------------

Total revenues increased by $2.6 million, or 4.7% from the corresponding quarter of the previous year. Product, service, and leasing revenues increased $1.3 million (2.8%), $574,000 (6.4%), and $786,000 (56.1%), respectively. From a product mix perspective, revenue growth in the ATM and Transmission (including royalties) product lines was partially offset with reduced Internetworking product revenue. Geographically, a 2.2% reduction in domestic revenues was more than offset with a 9.8% increase in international revenue. Our subsidiaries in France and Germany delivered the largest international product revenue gains. Strong service revenue growth in the international marketplace offset a much smaller decline in domestic service revenue. The increase in leasing revenue was unusually strong due to a few large transactions. Future leasing revenue is expected to return to more historical levels.

Three Months Ended March 31, 1996 vs. Three Months Ended March 31, 1995
  - Continued:
- ------------------------------------------------------------------------

Gross margin as a percent of revenues (excluding the amortization of capitalized software development costs) improved by 1.0% from 50.7% in the second quarter of fiscal 1995 to 51.7% in the second quarter of the current fiscal year. Royalty revenue, which approximated $1.4 million for the quarter ended March 31, 1996, accounted for the entire margin gain. No royalty revenue existed in the corresponding quarter of the prior year. Amortization of capitalized software development costs declined slightly from $3.2 million in the quarter ended March 31, 1995 to $3.0 million in the quarter ended March 31, 1996.

Selling, general and administrative expenses decreased from $22.3 million in the second quarter of fiscal 1995 to $21.6 million in the second quarter of fiscal 1996, a reduction of $673,000 or 3.0%, due primarily to lower administrative expenses. Selling, general and administrative expenses were 36.6% of revenue for the quarter ended March 31, 1996, versus 39.5% for the same quarter one year ago, reflecting ATM product sales support and marketing activities, and investments in international sales organizations.

Research and product development spending, before consideration of capitalized software development costs, increased to $10.8 million, or 18.3% of revenues, in the second quarter of fiscal 1996, from $10.5 million, or 18.6% of revenues, in the same quarter one year ago. This represents a 2.7% increase. The Corporation remains committed to aggressively pursuing product development and revenue growth opportunities in the ATM and other product lines. Current research and development spending reflects support of product development operations located in the U.S., Canada, and U.K. Capitalized software costs equaled $3.0 million for the second quarter of fiscal 1996, vs. $3.2 million for corresponding period one year ago.

The second quarter of fiscal 1996 includes a $1.0 million gain from a real estate transacion. Separately, net interest expense for the quarter ended March 31, 1996 increased $130,000 from the corresponding period one year ago. The primary cause of the net increase is the reduction of interest income from cash investments.

The Corporation recorded an income tax provision, principally for state and foreign taxes, of $300,000 in the second quarter of both fiscal 1996 and 1995.


Six Months Ended March 31, 1996 vs. Six Months Ended March 31, 1995:
- -------------------------------------------------------------------

On a six month year-to-date basis, total revenues increased by $4.2 million, or 3.7%. Product, service and leasing revenues were up $1.7 million (1.8%), $1.5 million (8.6%), and $1.0 million (33.9%), respectively. An ATM product revenue growth rate of approximately 50% more than offset product revenue declines in our Internetworking and legacy analog modem product lines. Geographically, international revenues increased almost 18%, more than offsetting a domestic revenue decline of approximately 8.6%.

Six Months Ended March 31, 1996 vs. Six Months Ended March 31, 1995
 - Continued:
- -------------------------------------------------------------------

Gross margin as a percent of revenue, excluding amortization of capitalized software development costs, declined slightly (.4%) from the prior year; gross margins totaled 50.7% and 51.1% in the first six months of fiscal 1996 and 1995, respectively. Amortization of capitalized software development costs declined slightly from $6.0 million in the six months ended March 31, 1995 to $5.6 million in the six months ended March 31, 1996.

On a six month basis, selling, general and administrative expenses increased by $189,000, or .4%. However, the first six months of the prior fiscal year includes a $650,000 gain resulting from the early termination of a lease obligation. Excluding the prior year $650,000 gain, current year-to-date expenses are down $461,000, or 1.1%. The $461,000 reduction represents the net effect of increased selling and marketing costs to support our revenue growth objectives, and lower administrative expenses. Due to revenue growth and general and administrative cost containment efforts, year-to-date selling, general and administrative costs declined as a percent of revenue, from 37.4% in fiscal 1995 to 36.2% in fiscal 1996.

Research  and  product  development   spending,   before  consideration  of
capitalized software development costs, was up $1.2 million, or 6.0% from the prior year. Current year-to-date spending as a percent of revenue increased to 17.7%, as compared to 17.4% in the prior year -- despite revenue growth of $4.2 million or 3.7%. The amount of research and development spending capitalized as capitalized software costs equaled $5.6 million (or 26.5% of research and development spending) for the six months ended March 31, 1996, as compared to $6.7 million (or 33.6% of research and development spending) for the same period one year ago, down $1.1 million. The majority of this difference, which occurred in the first quarter, was due to the timing, technical complexity, and nature of ATM software development projects. The 6.0% increase in spending and the reduced rate of capitalization had the combined impact of increasing net research and development expense by $2.3 million, or 17.4% versus the first six months of fiscal 1995.

Year-to-date net interest expense is down $419,000, or 32.1% from the prior year, principally due to a reduced level of outstanding debt. Other income for the six months ended March 31, 1996 includes a $1.0 million gain on the sale of real estate.

Tax provisions for the six month periods ended March 31, 1996 and 1995 each amount to $600,000, principally for state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's cash and cash equivalents were $11.2 million at March 31, 1996, as compared to $18.4 million at September 30, 1995. Bank debt was reduced by $9.3 million during the six months ended March 31, 1996, from $36.0 million at September 30, 1995 to $26.7 million at March 31, 1996.

Operating
- ---------
During the six months ended March 31, 1996, the Corporation's operating activities generated positive cash flow of $12.0 million, versus a negative cash flow of $11.4 million for the same period one year ago, a year-to-year improvement of $23.4 million. Non-debt working capital, excluding cash and cash equivalents, decreased $6.4 million to $51.0 million at March 31, 1996. The decrease is primarily comprised of an increase in accounts payable and accrued expenses. Effective accounts receivable management resulted in a decrease of $2.2 million, from $43.0 million at September 30, 1995 to $40.9 million at March 31, 1996. Inventories are up slightly from year-end, reflecting the impact of product shipments not achieving forecast.

Investing
- ---------
Net investments in property, plant and equipment for the six months ended March 31, 1996 amounted to $7.1 million, versus $7.8 million for the same six month period one year ago. Separately, investments in capitalized software amounted to $5.6 million and $6.7 million for the six months ended March 31, 1996 and 1995, respectively.

Financing
- ---------
Financing activities during the six-month period ended March 31, 1996 required the use of $7.5 million in cash, including $6.6 million for the repayment of a term loan, and $3.2 million for principal payments on notes and mortgages. Total debt payments amounted to $9.8 million for the six months ended March 31, 1996; this cash outflow, which has a favorable impact on interest expense, was partially offset with $1.7 million of cash proceeds from the exercise of stock options and $582,000 in new loan proceeds.

On November 30, 1995, the Corporation entered into an amended agreement with The Bank of New York Commercial Corporation to provide a revolving credit facility maturing in November 1998 in the amount of $25,000,000, with availability subject to a borrowing base formula. Please reference Note 3 of the accompanying financial statements for a more detailed description of the new agreement. Although there were no borrowings outstanding, there were $550,000 of letters of credit outstanding as of March 31, 1996.

The Company believes that the combination of its existing cash balances, any future cash flows from operations, and available funds under its revolving credit facility will be adequate to support the Corporation's cash requirements for the near term. In addition, the Corporation considers its ability to offer for sale its common stock and/or warrants as a viable alternative source of financing.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995
- ---------------------------------------------------------------------------

Portions of the foregoing discussion include descriptions of the Company's expectations regarding future trends affecting its business. The forward-looking statements made in this document, as well as all other forward-looking statements or information provided by the Company or its employees, whether written or oral, are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and future results are subject to, and should be considered in light of, risks, uncertainties, and other factors which may affect future results including, but not limited to: competition, rapid changing technology, regulatory requirements, and uncertainties of international trade.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES


 Part II.  Other Information

    Item 6.   Exhibits and Reports on Form 8-K

                (a) Index of Exhibits

                11.  Calculation of Earnings Per Share for the three and six month periods ended March 31, 1996 and 1995.

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

                                          GENERAL DATACOMM INDUSTRIES, INC.
                                                  (Registrant)



                                          William S. Lawrence
                                          Senior Vice President and Principal
                                          Financial Officer


Dated:  May 15, 1996