Form 10-Q
period 1996-06-30
GENERAL DATACOMM INDUSTRIES INC
filed 1996-08-13
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

          Registrant's phone number,including area code: (203)574-1118

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Number of Shares Outstanding
    Title of Each Class                             at June 30, 1996
    -------------------                       ----------------------------
Common Stock, $.10 par value                         18,715,082
Class B Stock, $.10 par value                         2,137,443

              Total Number of Pages in this Document is 27.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                 Page No.
                                                                 -------

Part I.  Financial Information
         ---------------------

         Consolidated Balance Sheets -
         June 30, 1996 and September 30, 1995                        3

         Consolidated Statements of Operations and
         Earnings Reinvested (Deficit) - For the Three and
         Nine Months Ended June 30, 1996 and 1995                    4

         Consolidated Statements of Cash Flows - For the
         Nine Months Ended June 30, 1996 and 1995                    5

         Notes to Consolidated Financial Statements                  6

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations            8


Part II.  Other Information
          -----------------

 Item 4   Submission of Matters to a Vote of Security-Holders       14

 Item 6.  Exhibits and Reports on Form 8-K                          14

                          PART I. FINANCIAL INFORMATION

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     June 30,    September 30,
In thousands except shares                              1996           1995
- -------------------------------------------------------------------------------
ASSETS:
 Current assets:
   Cash and cash equivalents                            $8,357      $18,443
   Accounts receivable, less allowance for doubtful
    receivables of $1,757 in June and $1,704 in Sept.  39,684        43,033
   Inventories                                         46,811        44,958
   Deferred income taxes                                3,612         3,612
   Other current assets                                 7,501         6,054
- -------------------------------------------------------------------------------
Total current assets                                  105,965       116,100
===============================================================================
Property, plant and equipment, net                     48,382        46,722
Capitalized software development costs, net of
 accumulated amortization of $14,395 in June
 and $13,577 in September                              23,393        23,407
Other assets                                           11,473        12,159
- -------------------------------------------------------------------------------
                                                     $189,213      $198,388
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
   Current portion of long-term debt                   $6,446       $12,598
   Accounts payable, trade                             16,161        11,023
   Accrued payroll and payroll-related costs            8,187         6,173
   Deferred income                                      6,466         6,495
   Other current liabilities                           17,334        16,524
- -------------------------------------------------------------------------------
Total current liabilities                              54,594        52,813
===============================================================================
Long-term debt, less current portion                   22,798        23,435
Deferred income taxes                                   4,467         4,469
Other liabilities                                         579           586
- -------------------------------------------------------------------------------
Total liabilities                                      82,438        81,303
===============================================================================
Commitments and contingent liabilities                     -             -
Stockholders' equity:
  Capital stock, par value $.10
   per share, issued: 21,380,010 shares in
   June and 21,122,209 shares in September              2,138         2,112
  Capital in excess of par value                      129,586       128,076
  Deficit                                             (18,467)       (6,153)
  Cumulative foreign currency translation adjustment   (2,577)       (2,026)
  Common stock held in treasury, at cost:
   527,485 shares in June and 673,674 shares
   in September                                        (3,905)       (4,924)
- -------------------------------------------------------------------------------
Total stockholders' equity                            106,775       117,085
- -------------------------------------------------------------------------------
                                                     $189,213      $198,388
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          EARNINGS REINVESTED (DEFICIT)
                                   (Unaudited)

                                        Three Months Ended   Nine Months Ended
                                             June 30,              June 30,
In thousands, except per share data     1996      1995      1996          1995
- -------------------------------------------------------------------------------
Revenues:
 Net product sales                      $45,332   $37,222   $140,948   $131,130
 Service revenue                          9,541     9,444     29,081     27,441
 Lease revenue                            1,696     1,426      5,509      4,274
- -------------------------------------------------------------------------------
                                         56,569    48,092    175,538    162,845
- -------------------------------------------------------------------------------
Costs and expenses:
 Cost of product sales                   22,771    18,450     67,690     62,586
 Inventory write-down and other items        --     6,500         --      6,500
 Amortization of capitalized
  software development costs              3,000     2,900      8,600      8,900
 Cost of services                         6,473     6,217     19,731     17,856
 Cost of lease revenue                      174       204        670        558
 Selling, general and administrative     22,308    22,803     65,395     65,701
 Research and product development         8,738     7,498     24,258     20,719
- -------------------------------------------------------------------------------
                                         63,464    64,572    186,344    182,820
- -------------------------------------------------------------------------------
Operating loss                           (6,895)  (16,480)   (10,806)   (19,975)
- -------------------------------------------------------------------------------
Other income (expense):
 Interest                                  (473)     (458)    (1,360)    (1,764)
 Other, net                                 (99)      590        752        153
- -------------------------------------------------------------------------------
                                           (572)      132       (608)    (1,611)
- -------------------------------------------------------------------------------
Loss before income taxes                 (7,467)  (16,348)   (11,414)   (21,586)
Income tax provision                        300       250        900        850
- -------------------------------------------------------------------------------
Net loss                                 (7,767)  (16,598)   (12,314)   (22,436)

Earnings reinvested (deficit)
 at beginning of period                 (10,700)   15,639     (6,153)    21,477
- -------------------------------------------------------------------------------

Earnings reinvested (deficit)
 at end of period                      ($18,467)    ($959)  ($18,467)     ($959)
===============================================================================
Loss per share                           ($0.37)   ($0.82)    ($0.60)    ($1.15)
===============================================================================

Weighted average number of common and
common equivalent shares outstanding     20,797    20,332     20,656     19,562
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Increase (Decrease) in Cash
                                                      and Cash Equivalents
                                                   --------------------------
                                                         Nine Months Ended
                                                             June 30,
In thousands                                            1996          1995
- ------------------------------------------------------------------------------
Cash flows from  operating  activities:
 Net (loss)                                            ($12,314)    ($22,436)
Adjustments  to reconcile  net loss to net cash
  provided  by (used  in)  operating  activities:
   Depreciation and amortization                         18,978        17,634
Gain on sale of real estate                              (1,000)           --
Inventory write-down and other items                         --         6,500
 Decrease in accounts receivable                          2,829        13,206
  (Increase) in inventories                              (2,247)      (13,480)
  Increase in accounts payable and accrued expenses        7,629           367
(Increase)in other net current assets                    (1,175)       (5,412)
(Increase)in other net long-term assets                    (301)         (751)
- ------------------------------------------------------------------------------
Net cash provided by(used in) operating activities       12,399        (4,372)
- -------------------------------------------------------------------------------
Cash flows from investing activities:
 Acquisition of property, plant, and
  equipment                                            (10,666)       (13,606)
 Capitalized software development costs                 (8,586)        (9,595)
  Sale of real estate                                    1,000             --
- -------------------------------------------------------------------------------
Net cash used in investing activities                  (18,252)       (23,201)
- -------------------------------------------------------------------------------
Cash flows from financing  activities:
  Revolver borrowings                                      --          21,400
  Revolver repayments                                      --         (37,600)
  Proceeds from notes and mortgages                      4,740          5,479
  Principal payments on notes and mortgages            (11,445)        (5,178)
  Proceeds from issuing common stock                     2,556         60,475
- ------------------------------------------------------------------------------
Net cash provided by (used in) financing activities     (4,149)        44,576
- -------------------------------------------------------------------------------
Effect of exchange rates on cash                           (84)          (348)
- -------------------------------------------------------------------------------
Net increase(decrease) in cash and cash equivalents    (10,086)        16,655
Cash and cash equivalents at beginning of period -(1)   18,443          2,939
- ------------------------------------------------------------------------------
Cash and cash equivalents at end of period -(1)         $8,357        $19,594
===============================================================================
(1) - The Corporation considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation") as of June 30, 1996, the results of operations for the three and nine months ended June 30, 1996 and 1995, and the cash flows for the nine months ended June 30, 1996 and 1995. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K for the year ended September 30, 1995.

NOTE 2. INVENTORIES

     Inventories consist of (in thousands):

                                    June 30, 1996         September 30, 1995
                                    -------------         ------------------

            Raw materials             $ 18,515                   $ 19,466
            Work-in-process              7,105                      5,801
            Finished goods              21,191                     19,691
                                      --------                   --------
            Total                     $ 46,811                   $ 44,958
                                     =========                   ========

NOTE 3. LONG-TERM DEBT

      Long-term debt consists of (in thousands):

                                      June 30, 1996         September 30, 1995
                                      -------------         ------------------
            Notes payable             $ 16,085                   $ 22,179
            Mortgages payable           12,522                     13,018
            Capital lease obligations      637                        836
                                      --------                  ---------
                                        29,244                     36,033
            Less:  current portion       6,446                     12,598
                                      --------                  ---------
                                     $  22,798                   $ 23,435
                                     =========                  =========

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 3. LONG-TERM DEBT (continued)

     Revolving Credit Loan Agreement, and Related Amendments
     -------------------------------------------------------

     On November 30, 1995, the Corporation entered into an amended agreement with The Bank of New York Commercial Corporation to provide a revolving credit facility maturing in November 1998 in the amount of $25,000,000 with availability subject to a borrowing base formula. The facility provides for a sub-limit of $5,000,000 for letters of credit. Certain assets of the Corporation, including most accounts receivable and inventories, are pledged as collateral. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories. The agreement also requires conformity with various financial covenants. Please reference the Company's consolidated financial statements and related notes thereto, filed with Form 10-K for the year ended September 30, 1995, for further agreement details, including optional rates of interest available to the Company.

     No borrowings were outstanding as of June 30, 1996. There were, however, $750,000 of letters of credit outstanding as of June 30, 1996.


 NOTE 4. UNIQUE TRANSACTIONS

     Other income for the nine months ended June 30, 1996 includes a $1 million gain from the sale of rights to acquire a parcel of land in Connecticut. Selling, general and administrative expenses for the nine months ended June 30, 1995 includes a $650,000 gain resulting from the early termination of a lease obligation. Other income for the nine months ended June 30, 1995 includes an insurance claim reimbursement of $457,000.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



GENERAL DISCUSSION
- ------------------

Total revenues for the third fiscal quarter ended June 30, 1996 showed growth of $8.5 million, or 17.6%, from the same quarter one year ago. ATM (Asynchronous Transfer Mode) product line shipments amounted to $9.4 million for the quarter ended June 30, 1996, versus $3 million achieved in the corresponding quarter of fiscal 1995.

On a year-to-date basis, total revenues for the nine months ended June 30, 1996 increased by $12.7 million, or 7.8%, from the corresponding period of fiscal 1995. ATM product revenues have grown by $14.8 million, or 80% as compared to fiscal 1995. ATM product revenue comprised 23.6% of total product revenue for the nine months ended June 30, 1996, as compared to only 14.0% for the same period one year ago. The increase in ATM revenue, supplemented with growth in royalty revenues, more than offset reductions in our legacy analog transmission business. Service and lease revenues also showed growth on a year-to-date basis. The Company is continuing to pursue royalty revenue opportunities by licensing certain transmission product technologies. Royalty revenues have averaged $1.3 million for each of the last two fiscal quarters.

The net loss for the three and nine-month periods ended June 30, 1996 amounted to $7.8 million and $12.3 million, respectively. The year-to-date net loss includes a one-time $1.0 million gain from the sale of real estate. Although improvement is necessary, it should be noted that both amounts reflect improvement over the prior year's performance, where we recognized losses of $16.6 million and $22.4 million for the three and nine-month periods ended June 30, 1995, respectively. More detailed discussion of our financial results,
including  comparison  to  prior  year  results,   will  follow  later  in  this
discussion.

The Corporation continues to invest heavily in marketing and engineering resources to promote and develop products for the emerging ATM technology applications. An expansion of our contract with Lucent Technologies was executed during the quarter. The original contract with Lucent Technologies, which covered European and Asian regions, has now been expanded to provide full global coverage. The expanded agreement with Lucent Technologies, as well as existing agreements with Ericsson Business Networks, DSC Communications Corp., and others, are examples of why the Company believes its ATM business has the potential to deliver substantially higher revenues on a longer term basis.

Cash flows from operations were positive in each of the first three quarters of fiscal 1996, amounting to $12.4 million for the nine months ended June 30, 1996. The Corporation reduced long-term debt by $6.7 million during the nine months ended June 30, 1996, and had cash balances of $8.4 million in place as of June 30, 1996.

RESULTS OF OPERATIONS
- ---------------------

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                Three months ended     Nine months ended
                                     June 30,                June 30,
                                1996       1995          1996       1995
- -------------------------------------------------------------------------------
Revenues:
 Net product sales              80.1%      77.4 %        80.3%      80.5%
 Service revenue                16.9       19.6          16.6       16.9
 Leasing revenue                 3.0        3.0           3.1        2.6
- -------------------------------------------------------------------------------
                               100.0      100.0         100.0      100.0
- -------------------------------------------------------------------------------
Costs and expenses:
 Cost of revenues               52.0       51.7          50.2       49.7
 Inventory write-down and
   other items                    --       13.5           --         4.0
 Amortization of capitalized
   software development costs    5.3        6.0           4.9        5.5
 Selling, general and
   administrative               39.5       47.5          37.3       40.4
 Research and product
   development                  15.4       15.6          13.8       12.7
- ------------------------------------------------------------------------------
Operating (loss)               (12.2)     (34.3)         (6.2)     (12.3)
- ------------------------------------------------------------------------------
Net (loss)                     (13.7)%    (34.5)%        (7.0)%    (13.8)%
==============================================================================

Noteworthy items from the table above include: year-to-date research and product development expense has grown to 13.8% of total revenues versus 12.7% in the prior year, despite a much larger revenue base in fiscal 1996 (revenue growth of $12.7 million or 7.8%), reflecting the Company's continued strategic investment in the ATM business; the current quarter research and product development spending rate was at 15.4% of revenues; fiscal 1996 margins have deteriorated slightly, due to strategic pricing on larger contracts and reduced service margins; net loss as a percent of revenue has decreased from the prior year. Separately, product revenues were at an extremely low level in the quarter ended June 30, 1995, thereby elevating expenses when displayed as a percent of revenue.

Three Months Ended June 30, 1996 vs. Three Months Ended June 30, 1995
- ---------------------------------------------------------------------

Total revenues increased by $8.5 million, or 17.6% from the corresponding quarter of the previous year. Product revenue, including royalties, comprised $8.1 million of the gain; service and lease revenue comprised the remaining $0.4 million of revenue gain. From a product mix perspective, very strong revenue growth in our ATM product line (approximately $6.4 million, or 212%), and moderate growth in our Transmission product lines, including royalty revenues, were partially offset with a reduction in Internetworking product line revenue. Geographically, a 63.9% increase in international revenues more than offset a 6.4% reduction in domestic revenues. Sales activity through our network of international distributors comprised most of the revenue gain. Our Canadian subsidiary also posted higher revenues. Service revenue growth in the international marketplace offset a decline in domestic service revenue. Leasing revenues increased by $0.3 million, or 18.9%.

Three Months Ended June 30, 1996 vs. Three Months Ended June 30, 1995
(continued)
- ---------------------------------------------------------------------

Gross margin as a percent of revenues (excluding the amortization of capitalized software development costs) improved by 13.2 percentage points, from 34.8% in the third quarter of the prior fiscal year to 48.0% in the quarter ended June 30, 1996. However, prior year margins include the impact of a $6.5 million charge for an inventory write-down and other items, which reduced gross margins by 13.5%. Excluding this adjustment, margins show slight erosion (0.3%) from the corresponding quarter of the prior fiscal year. This margin erosion is principally attributable to some high dollar, low margin infrastructure sales in the international marketplace, and reduced service margins. Amortization of capitalized software development costs increased slightly from $2.9 million in the quarter ended June 30, 1995 to $3.0 million in the quarter ended June 30, 1996.

Selling, general and administrative expenses decreased from $22.8 million in the third quarter of fiscal 1995 to $22.3 million in the third quarter of fiscal 1996, a reduction of $495,000 or 2.2%. The reduction reflects the net effect of reductions in general and administrative costs (approximately 15%), partially offset with higher selling and marketing costs. The Company has been making a conscious effort to reduce general and administrative costs to support higher selling, marketing, and product development costs associated with our ATM product line. As noted in the above chart, selling, general and administrative expenses as a percent of revenue decreased by 8.0 percentage points.

Research and product development spending, before consideration of capitalized software development costs, increased to $11.7 million in the third quarter of fiscal 1996, from $10.4 million in the same quarter one year ago. This 12.9% spending increase reflects the Company's continued commitment to aggressively pursue product development and revenue growth opportunities in the ATM and other product lines. As of June 30, 1996, the Company was supporting research and development operations in the U.S., Canada, and U.K.. However, due to the 17.6% revenue gain achieved as compared to the third quarter of fiscal 1995, gross research and product development spending reflects a decline when expressed as a percent of revenue, or 20.7% and 21.6% for the quarters ended June 30, 1996 and 1995, respectively. Capitalized software costs equaled $3.0 million for the third quarter of fiscal 1996, versus $2.9 million for the corresponding period one year ago.

Other income for the third quarter of fiscal 1995 includes $457,000 for an insurance claim reimbursement.

Tax provisions recorded by the Company, principally for state and foreign taxes, amounted to $300,000 and $250,000 in the quarters ended June 30, 1996 and 1995, respectively.
                                      -10-

Nine Months Ended June 30, 1996 vs. Nine Months Ended June 30, 1995
- -------------------------------------------------------------------

On a year-to-date basis, total revenues increased by $12.7 million, or 7.8%. Product, service, and leasing revenues increased by $9.8 million (7.5%), $1.7 million (6.0%), and $1.2 million (28.9%), respectively. Regarding product revenue, ATM product revenues have grown $14.8 million, or 80% as compared to fiscal 1995. The increase in ATM revenue, supplemented with growth in royalty revenues, more than offset revenue reductions in legacy analog transmission products and various Internetworking product lines. Geographically, international revenues increased by 28.9% over fiscal 1995, more than offsetting a domestic revenue decline of approximately 7.9%. The international revenue growth was achieved through our international distributor network, and our French and German subsidiaries. Domestically, sales of business systems directly to end users accounted for most of the decline, with revenues down almost $8 million from the prior year. Company efforts to shift from direct sell activity to domestic channels of distributors and value-added sellers have taken longer than anticipated. The Company does continue to believe, however, that pursuit of this strategy will be beneficial on a long-term basis, resulting in both a more cost-effective means of selling products, and an opportunity to increase sales volume. Year-to-date service revenues followed a similar geographic trend, with gains in international markets offsetting declines in our domestic service business.

Gross margin as a percent of revenue, excluding amortization of capitalized software development costs, increased by 3.5% from the corresponding period one year ago. However, excluding the impact of a fiscal 1995 $6.5 million charge for an inventory write-down and other items, current year margin reflects a decline of 0.5%. The primary causes of our year-to-date margin decline were strategic lower pricing on specific larger contracts, and reduced service margins. Total gross margin rates achieved for the first nine months of fiscal 1996 were 49.8%, as compared to fiscal 1995 margins of 46.3% with the $6.5 million charge (50.3% excluding $6.5 million charge). Amortization of capitalized software development costs declined slightly, from $8.9 million in the nine months ended June 30, 1995 to $8.6 million in the corresponding period of fiscal 1996.

Year-to-date selling, general and administrative expenses decreased by $306,000, or 0.5%. However, selling, general and administrative costs for fiscal 1995 includes a $650,000 gain resulting from the early termination of a lease obligation. Excluding the prior year $650,000 gain, current year expenses reflect a reduction of $956,000, or 1.4%. This reduction represents the net effect of increased selling and marketing costs and reduced general and administrative expenses. Due to both revenue growth and general and administrative cost containment efforts, year-to-date selling, general and administrative costs declined as a percent of revenue, from 40.3% in fiscal 1995 to 37.3% in fiscal 1996, representing a 3 percentage point productivity gain.

Research and product development spending, before consideration of capitalized software development costs, increased $2.5 million, or 8.3% from the same nine-month period one year ago. Current year-to-date spending as a percent of revenue increased to 18.7%, as compared to 18.6% in the prior year, despite revenue growth of $12.7 million or 7.8%. The amount of capitalized software costs was $8.6 million (or 26.1% of research and development spending) for the nine months ended June 30, 1996, as compared to $9.6 million (or 31.7% of research and development spending) for the same period one year ago, down $1.0 million (or 5.6% of research and development spending). The 8.3% increase in spending and the reduced rate of capitalization had the combined impact of increasing net research and development expense by $3.5 million, or 17.1% as compared to the first nine months of fiscal 1995.

Nine Months Ended June 30, 1996 vs. Nine Months Ended June 30, 1995 (continued)
- -------------------------------------------------------------------------------

Year-to-date net interest expense reflects a reduction of $404,000, or 22.9% from the prior year, principally due to lower levels of outstanding debt. Fiscal 1996 year-to-date other income includes a $1.0 million gain on the sale of real estate. Fiscal 1995 year-to-date other income includes $457,000 for an insurance claim reimbursement. Tax provisions for the nine month periods ended June 30, 1996 and 1995 amounted to $900,000 and $850,000, respectively, principally for state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Corporation's cash and cash equivalents were $8.4 million at June 30, 1996, as compared to $18.4 million at September 30, 1995. Bank debt was reduced by $6.8 million during the nine-month period ended June 30, 1996, from $36.0 million at September 30, 1995 to $29.2 million at June 30, 1996.

Operating
- ---------
During the nine months ended June 30, 1996, the Corporation's operating activities generated positive cash flow of $12.4 million, as compared to a negative cash flow of $4.4 million for the same period one year ago--a year-to-year improvement of $16.8 million. Non-debt working capital, excluding cash and cash equivalents, decreased $8.0 million to $49.5 million at June 30, 1996. The decrease is principally comprised of $5.1 million of growth in trade accounts payable, resulting from an abnormally low accounts payable balance as of September 30, 1995. (Inventories showed strong growth in the first half of fiscal 1995, and were subsequently reduced by $8.8 million in the six months ended September 30, 1995. This $8.8 million inventory reduction resulted in abnormally low levels of inventory purchases during the six months ended September 30, 1995, and a corresponding reduction in trade accounts payable as of September 30, 1995). Continued effective management of accounts receivable and a slightly reduced level of quarterly revenues had the combined impact of reducing accounts receivable by $3.3 million, from $43.0 million at September 30, 1995 to $39.7 million at June 30, 1996. Inventories have increased $1.9 million from year-end, reflecting the impact of product shipments not achieving forecast.

Investing
- ---------
Net investments in property, plant and equipment for the nine months ended June 30, 1996 amounted to $10.7 million, as compared to $13.6 million for corresponding period of fiscal 1995. Separately, investments in capitalized software amounted to $8.6 million and $9.6 million for the nine months ended June 30, 1996 and 1995, respectively.

Financing
- ---------
Financing activities during the nine-month period ended June 30, 1996 required the use of $4.1 million in cash, representing the net effect of $6.7 million in net debt reduction, and $2.6 million of cash proceeds received from the exercise of stock options and stock sold through the employee stock purchase plan. The net debt reduction has a favorable impact on interest expense.

- --------------------
On November 30, 1995, the Corporation entered into an amended agreement with The Bank of New York Commercial Corporation to provide a revolving credit facility maturing in November 1998 in the amount of $25,000,000, with availability subject to a borrowing base formula. Please reference Note 3 of the accompanying financial statements for a more detailed description of the agreement. No borrowings were outstanding as of June 30, 1996; there were, however, $750,000 of letters of credit outstanding as of June 30, 1996.

The above-referenced agreement requires conformity with various financial covenants, the most restrictive of which include minimum tangible net worth requirements, total liabilities to tangible net worth ratio requirements, and net income performance requirements. To assure the future ability to access funds available under the amended borrowing agreement, the Company anticipates that amendments to such financial covenants will be necessary and will be secured in the quarter ending September 30, 1996.

The Company believes that the combination of its existing cash balances, future cash flows from operations, and available funds under its revolving credit facility will be adequate to support the Corporation's cash requirements for the near term. In addition, the Corporation considers its ability to offer for sale its common stock, preferred stock, and/or warrants as viable alternative sources of financing.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
- -------------------------------------------------------------------------------

Portions of the foregoing discussion include descriptions of the Company's expectations regarding future trends affecting its business. The forward-looking statements made in this document, as well as all other forward-looking statements or information provided by the Company or it's employees, whether written or oral, are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and future results are subject to, and should be considered in light of risks, uncertainties, and other factors which may affect future results including, but not limited to: competition, rapid changing technology, regulatory requirements, and uncertainties of international trade.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES


Part II.  Other Information
- ---------------------------

Item 4. Submission of Matters to a Vote of Security-Holders
        ----------------------------------------------------

        On February 1, 1996, at the Annual Meeting of Stockholders of the Corporation, the stockholders elected Frederick R. Cronin as a Director to a term of three (3) years:

        Number of votes cast for:   15,924,995
        Number of votes cast against:  204,589

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Index of Exhibits


        10.15 Amendment No.1 To Third Amended and Restated Revolving Credit and Security Agreement between General DataComm Industries, Inc. and The Bank Of New York Commercial Corporation.

        10.16 Amendment No. 2 To Third Amended and Restated Revolving Credit and Security Agreement between General DataComm Industries, Inc. and The Bank Of New York Commercial Corporation.

         11. Calculation of Earnings Per Share for the three-month and nine-month periods ended June 30, 1996 and 1995.

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


Dated:  August 13, 1996