Form 10-K
period 1996-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 1996-12-20
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996     Commission File number 1-8086

                        GENERAL DATACOMM INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                  06-0853856
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

           1579 Straits Turnpike, Middlebury, Connecticut, 06762-1299
                   (Address of principal executive offices)

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

The aggregate market value of the voting stock of the Registrant held by nonaffiliates as of December 10, 1996: $205,255,611.

Number of shares of Common Stock and Class B Stock outstanding as of December 10, 1996: $205,255,611.

                      18,852,558 Shares of Common Stock
                       2,137,443 Shares of Class B Stock

                      DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report to Stockholders for the fiscal year ended September 30, 1996 for
Part II, Items 5, 6, 7 and 8.
Corporation's Proxy Statement (dated December 10, 1996) for 1997 Annual Meeting of Stockholders for Part III, Items 10, 11, 12 and 13.

                          GENERAL DATACOMM INDUSTRIES, INC.
                                 TABLE OF CONTENTS


PART I                                                            Page

Item 1.           Business                                                   3

Item 2.           Properties                                                12

Item 3.           Legal Proceedings                                         13

Item 4.           Submission of Matters to a Vote of
                  Security Holders                                          13

PART II

Item 5.           Market for the Registrant's Common
                  Equity and Related Stockholder Matters                    14

Item 6.           Selected Financial Data                                   14

Item 7.           Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                        14

Item 8.           Financial Statements and Supplementary Data               14

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       14

PART III

Item 10.          Directors and Executive Officers of the Registrant        15

Item 11.          Executive Compensation                                    17

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management                                     17

Item 13.          Certain Relationships and Related
                  Transactions                                              17

PART IV

Item 14.          Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                                   18

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

GDC's customer base includes: Local Exchange Carriers including all seven Regional Bell Operating Companies, Bell Canada and GTE; Competitive Access Providers including MFS Datanet; Interexchange Carriers including AT&T, MCI and Sprint; corporate end users such as American Airlines, Citicorp, EDS, Chrysler, Amoco, Hitachi and Hong Kong & Shanghai Bank; government entities including the British Ministry of Defence, the French Ministry of State, NASA, the U.S. State Department and many state and local governments; and international communication carriers such as Impsat (Argentina and Colombia), Telefonos de Mexico, France Telecom and Deutsche Telekom, and suppliers of central office switching equipment such as Lucent Technologies, LM Ericsson and DSC Communications.


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

Capitalizing on ATM Technology. The Corporation believes it has a leading position in the ATM switch market. The following entities have deployed GDC's ATM cell switches in their ATM networks: Bell Canada; MCI; MFS Datanet; France Telecom and Deutsche Telekom. As of September 30, 1996, GDC, including Netcomm, had shipped approximately 1,000 ATM switches and related products to a variety of customers in approximately 30 countries. Additionally, the Corporation has shipped non-revenue products for trial and evaluation. The Corporation also believes that growing market awareness of its ATM switch technology has increased customer exposure to GDC's other products.

Providing Cost-Effective Flexible Product Solutions. The Corporation's product families are designed with architectures that scale to most network sizes and cost requirements. Customers can select the products that are most appropriate for their needs and migrate to higher capacity products over time. Standardization of a network management protocol across product families allows the end user to utilize a single network management system, which provides value-added capabilities such as extensive alarm reporting, diagnostics and advanced service restoral options for each circuit and unit of equipment in the network.

Improving Performance of Customer Networks. The Corporation's products are designed to improve network efficiency by increasing transmission speed, compressing and consolidating voice and data communication and providing dynamic bandwidth allocation.

Leveraging Global Customer Base, Distribution and Support. The Corporation has a worldwide customer base of corporate and government users and telecommunications carriers. The Corporation has global distribution capabilities and products installed in more than 60 countries around the world. GDC's ability to provide international customer service and support is crucial to customers that run mission-critical applications over their networks.

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

ATM Segments. Although currently in the "early adopter" phase of deployment, ATM is expected to become a leading transmission technology for communications networks. Within the broader ATM market, the Corporation has identified the five distinct segments described below and has chosen to pursue the enterprise, edge switch and edge concentration switch segments.

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

Edge Switch. The telecommunications carrier edge switch is typically located in the central office of a Local Exchange Carrier, an Interexchange Carrier, a Competitive Access Provider or a Cable Television Operator. Switches are used as platforms to provide services to a number of end user locations. Common carriers also utilize these switches in the basements of customer buildings to offer new services to multiple customers. As with the enterprise switch market, fault tolerance and the ability to support a broad range of interfaces and adaptation capabilities are key requirements because carriers need maximum flexibility. In addition, the unique packaging and environmental requirements of telecommunications carriers must be met.

Edge Concentration   Switch.   The  Edge   Concentration   switch   provides  an
     intermediate level of cell switching in a network without requiring the carrier to make massive investments in large core switches. Whereas the primary function of an edge switch is adaptation, the primary functions of an Edge Concentration switch are fast, high capacity cell switching, traffic management and very high capacity up-links to the core network. This switch must be fault tolerant and must meet the unique packaging and environmental requirements of telecommunications carriers.

Central Office Switch. At many large central offices, all traffic in the network hierarchy has been converted into ATM cells and the required switches must provide up to hundreds of gigabits of throughput. GDC does not intend to address this market directly as the Corporation views the development costs of these switches to be high and believes this market is currently served by established central office switching providers. Rather, the Corporation has developed strategic partnerships with participants in this market, such as Lucent Technologies, Ericsson and DSC Communications Corporation, as a vehicle for enhancing its position in the edge, enterprise and edge concentration switch markets.

GDC's Target ATM Segments. The enterprise, edge switch and edge concentration switch markets, which the Corporation is pursuing, address the points in a network where LAN, voice, video and other data applications converge with WANs and the greatest bandwidth bottlenecks exist. The Corporation also believes that, at present, these three market segments are not adequately served by any established vendors due to a lack of sufficient proven tested products by other vendors.
                                       5

Products

In fiscal 1996, sales and leases of products represented approximately 83% of revenues while service revenues represented about 17% of revenues. GDC's line of products includes:

Multiplexers/Internetworking Products. GDC's multiplexer and internetworking products family includes systems for both branch office and corporate backbone locations which integrate voice, traditional data, video and LAN traffic over narrowband (56/64 Kbps) or wideband (fractional T1 (1.5 Mbps)/E1 (2.0 Mbps) and T1/E1) digital services operating up to 2 Mbps. By consolidating multiple forms of traffic over a single transmission line, these products dramatically decrease an end user's network costs. The Corporation's products integrate both time division multiplexing and packet switching (LAN routing and frame relay switching), thereby providing a flexible networking platform.

For corporate backbone locations, the Corporation offers the TMS 3000 which supports a wide range of voice, facsimile, LAN, traditional data and video applications. In April 1993, GDC introduced the Office Communications Manager ("OCM"), a cost-effective networking solution for the branch office location, which offers the integration of voice, LAN routing, frame relay and traditional data at speeds ranging from 9.6 Kbps to T1/E1. In June, 1996, GDC introduced the Metroplex 6000, an intelligent access multiplexer designed for cost-effective access to a variety of data and voice services that can feed into the corporate backbone.

In September 1996, GDC introduced the North American version of Universal Access System 7000 ("UAS 7000"), a service provisioning multiplexer that allows service providers to deliver digital services over copper loop systems, and reduce cost and service provisioning time. UAS 7000 has previously been sold in international markets earlier in 1996.

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

Digital Data Sets. Digital data sets are used to convert and interpret signals from computers and communications equipment into a form that is acceptable for transmission over telecommunications facilities. The Corporation offers a broad set of narrowband digital data sets that run at various speeds up to 64 Kbps and wideband digital data sets operating at fractional T1 (FT1) and T1 speeds. In September 1996, GDC introduced the Desktop 554A, a full featured single port T1/FT1 Channel Service Unit/Data Service Unit (CSU/DSU),for applications, such as LAN bridging/routing to multiplexers, video teleconferencing, CAD/CAM and medical imaging, that demand the speed and performance offered by today's cost-effective FT1 services. GDC recently introduced broadband data sets running at T3 (45 Mbps) rates. GDC supplies its digital data sets to major North American telephone companies and various end users. GDC continues to enhance its digital transmission product line by combining higher transmission speeds with value-added capabilities including data compression, concentration, protocol adaptation/conversion and network management. This enables the Corporation to offer differentiated and, in some cases, unique transmission solutions.

The Corporation is leveraging its digital transmission expertise by pursuing international markets. In China and in developing countries in Latin America and the Pacific Rim, there is insufficient copper wire installed to support the growing demand for communications services. The Corporation is responding to these needs by offering new products utilizing transmission technologies like 2B1Q (Two Binary One Quarternary) and HDSL (High Speed Digital Subscriber Line). These products offer much higher transmission speeds while using half of the copper wire pairs normally needed to provision private line services.
                                       6

Analog Modems. Analog modems convert digital computer signals to a format that can be transmitted over telephone lines. The market for private line modems has been shrinking as telephone networks move from an analog to a digital format. However, with the growth of telecommuting and Internet access, the market for dial-up modems is continuing to grow. The Corporation offers a broad range of private line and dial-up analog modems operating at all standard speeds up to
33.6 Kbps.

GDC began shipments of its new modem family, known as the V.F. 28.8 family, in the first quarter of fiscal 1994. These modems, which comply with the global transmission standard V.34, offer transmission speeds twice as fast as modems conforming to any pre-V.34 standards with throughputs of up to 115 Kbps over basic analog dial-up facilities or over two-wire analog private line circuits. The V.F. 28.8 enables faster transmission speeds on a single pair of wires whereas traditional analog provisioning requires two pairs. During fiscal 1995, the Corporation added standards-based SNMP (Simple Network Management Protocol) network management capability to its V.34 modems. These modems are sold through direct and indirect sales channels throughout the world.

In fiscal 1995 and 1996, the Corporation entered into technology licensing agreements whereby licensees, including certain semiconductor manufacturers who produce V.34 modem-integrated circuit chips for the mass modem market, pay the Corporation license fees for the use or sale of specific V.34 patented technology. During fiscal 1996, the Corporation received technology licensing fees for the use of its technology and revenues from the sale of computer chips.

ATM Switches and Network Management Systems. The Corporation currently offers a family of ATM switches and access products for both public and private networks under the GDC APEX name. The APEX product line consists of the APEX-DV2, the APEX-NPX, the APEX-MAC and the APEX-MAC1. In September 1996, the Company introduced APEX-STROBOS which addresses the edge concentration switch market. This product is expected to be deliverable in 1997.

GDC introduced the APEX-MMS (Multimedia Multipoint Server), the industry's first "any band" Multipoint Control Unit in September 1996. Part of the ATM broadband family, it can operate on any band (narrow, wide and broad), and provide audio, video and data-intensive applications like videoconferencing, telemedicine and distance education. Wide area transport is provided via the shared APEX VIP(TM) family of integrated codecs within the APEX Switch.

 Switch             Specifications                Targeted Segment

APEX-STROBOS Provides up to 25.6 Gbps of      Edge concentration switch
             capacity and support for up      for common carriers,
             to 32 ports of OC-12 links       including telephone and
             within a single shelf,           cable television companies.
             utilizing DC power supplies.

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

APEX-MAC     Provides up to 2.8 Gbps of       Lower capacity enterprise switch
             capacity and support for 14 to   for corporate and government users
             28 ports within a single shelf.  and common carriers.

APEX-MAC1    Provides up to 1.6 Gbps of        Access concentrator for corporate
             capacity and support for 8 to     and government users and common
             16 ports within a single enclosure. carriers.

GDC's APEX-NMS 3000 Network Management System supports the Corporation's APEX-ATM switches. The network management platform offers a powerful UNIX-based, object-oriented system employing a graphical user interface for ATM network management via the industry-standard Simple Network Management Protocol. The APEX-NMS 3000 enables a network manager to configure APEX switches and monitor the ATM switch network, the capacity and utilization of each ATM node and the status of each other component of the network. In September 1996, GDC introduced the APEX-ProSphere network management software for the complete line of APEX ATM Switches. APEX-ProSphere enables network managers to build and administer ATM networks using point-and-click Graphical User Interface applications.

Several major carriers have begun deploying GDC-APEX ATM switches as their platform for provisioning new data communications services. A number of corporate customers also have purchased APEX switches. The Corporation believes its family of APEX switches have the following competitive features:

  - Scalability, allowing a customer to construct a multi-tiered switch network that scales in price and performance.

  - Flexibility, providing the customer with comprehensive interfaces and adaptation capabilities.

  - Traffic management architecture, providing networks with traffic policing, traffic prioritization and buffer management capabilities.

  - Switched virtual circuits, dynamically establishing connections on an end-to-end basis.

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

Marketing, Sales and Customers

The Corporation's products and networks are marketed throughout the world. GDC's sales and marketing organization, which, at September 30, 1996 consisted of 457 employees, is organized on a worldwide basis to address three market segments:
(1) corporate and government end users and Competitive Access Providers; (2) local and long distance telephone companies and Internet Service Provdiers; and
(3) indirect sales through original equipment manufacturers, value-added resellers and distributors. In the United States, the Corporation sells, leases and services its equipment primarily through its own sales and service groups, which include separate sales and technical support organizations to address each of the market segments. No single customer accounted for 10% or more of the Corporation's revenues during any of the past three fiscal years.

Internationally, GDC maintains full subsidiary operations in Canada (sales and service), the United Kingdom (sales and service), Mexico (sales and service), France (sales and service), Germany (sales and service), Australia (sales), Singapore (sales and service) and Russia (sales), and sales and technical support offices in Japan, Hong Kong, China, Argentina, Brazil, England, Scotland and Sweden. In addition, GDC maintains a worldwide distributor network with representatives in more than 60 countries. International operations represented approximately 46% of the Corporation's revenues in fiscal 1996. GDC's foreign operations are subject to all the various risks inherent in operating outside the U.S.

Selected users of the Corporation's products include:

Telecommunications          Commercial                  Financial Services
------------------          ----------                  ------------------
Alascom                  American Airlines            Boatmen's Bancshares
Ameritech                Burlington Northern/Santa Fe Cecoban (Mexico)
AT&T                     Chrysler                     Citicorp
Bell Atlantic            EDS                          Fiserv
Bell Canada              Harris                       Hong Kong & Shanghai Bank
BellSouth                Hitachi                      Key Services
British Telecom          Lockheed                     Quotron Systems
Deutsche Telekom         Loral                        Shawmut Bank
France Telecom                                        Telerate Systems
Guangdong PTA (China)    Government                   Wheat First Butcher
GTE                      ----------                    & Singer
Impsat (Argentina,       British Ministry of Defense
 Columbia)               French Ministry of Defense          Suppliers
MCI                      Los Angeles, City and County        ---------
MFS Datanet              NASA                                DSC Communications
Netherlands PTT          New York City Transit Authority     LM Ericsson
NYNEX                    U.S. State Department               Lucent Technologies
Pacific Bell             Various state governments, including
SNET                      California, Florida, Iowa,Kentucky
Southwestern Bell         Michigan, Ohio and Texas
Sprint
Telefonos de Mexico
US West

While the majority of the Corporation's products are sold on an outright basis, the Corporation also leases its equipment through a wholly-owned consolidated subsidiary under a versatile selection of leasing programs designed to meet the specific needs and objectives of its customers. At September 30, 1996, the Corporation's leasing subsidiary had agreements in place with financial institutions whereby lease receivables can be transferred with full recourse. Each request for financing is subject to the approval of the financing institution.

The Corporation's order backlog, while one of several useful financial statistics, is, however, a limited indicator of the Corporation's future revenues. Because of normally short delivery requirements, the Corporation's sales in each quarter primarily depend upon orders received and shipped in that same quarter. In addition, since product shipments are historically heavier in the last month of each quarter, quarterly revenues can be adversely or beneficially impacted by several events, including: unforeseen delays in product shipments; large sales that close at the end of the quarter; sales order changes or cancellations; changes in product mix; new product announcements by the Corporation or its competitors; and the capital spending trends of customers.

Industry and geographic area information is included in Note 10 of "Notes to Consolidated Financial Statements." See "Index to Financial Statements and Schedules" on page F-1 in this report.

Customer Service and Support

GDC provides comprehensive technical support crucial for its telecommunications carrier, corporate and government customers that run mission-critical applications over their networks. Each of the Corporation's sales subsidiaries directly provides its own support capabilities, augmented by third party service providers when necessary. Authorized distributors provide their own support services and participate in service certification programs administered by the Corporation's global services division.

The Corporation's service and support programs include product repair, logistics support, installation, maintenance, educational services, on-line network management, and other professional services. Services are supported by field service engineers, technical support staff and Technical Operations and Assistance Centers ("TOAC") located in the U.S., Canada, Mexico, England and Singapore. TOACs in the U.S. and United Kingdom are staffed 24 hours a day, 365 days a year. The Corporation offers various value added services, including First ResponseTM, an outsourcing service by which TOAC Technicians monitor and manage customer networks on a remote basis. Customers of GDC's service and support programs include Bell South, New York City Transit Authority, the State of Michigan and Volvo. At September 30, 1996, GDC had 311 people engaged in services and support activities.

Research, Engineering and Product Development

In order to develop and implement new technology in the data, voice and video communications industry and to broaden the applications for its products, the Corporation has significant ongoing engineering programs for product improvement and new product development. At September 30, 1996, 414 employees were engaged in research and development activities. To expand its pool of available talent, the Corporation conducts research and development activities in four locations. In addition, the Corporation utilizes contractors and outside developers for product development. Development for all transmission products, multiplexer and internetworking products, enhancements to the APEX-ATM switch products and continuation engineering activities occur in the Technology Research Center in Middlebury, Connecticut. The Multimedia Research Center in Montreal, Quebec, focuses on ATM-based video and multimedia applications and solutions. The Boston Research Center in Marlboro, Massachusetts, focuses on LAN-to-ATM and IP
(Internet Protocol) switching applications using APEX-ATM products, and the Advanced Research Centre in Basildon, England, focuses on next-generation ATM hardware and software.

The combination of research, development and capitalized software spending amounted to 19.4%, 18.3% and 15.7% of revenues in fiscal 1996, 1995 and 1994, respectively. In order to support its commitment to new products and technologies, the Corporation expects to continue a high level of spending on research and product and software development.

Manufacturing

GDC's principal assembly plant is a Corporation-owned, 360,000 square foot facility located in Naugatuck, Connecticut, of which approximately 60% is currently being utilized for manufacturing (25% is used for other GDC operations and 15% is vacant). The Corporation also outsources the manufacturing and assembly of certain subassemblies, generally high volume circuit boards and power and packaging items. Outsourced products represented approximately 29% of the manufacturing assembly during the 1996 fiscal year.
                                       10

GDC's Connecticut facilities are ISO 9001 certified. ISO 9001 is a comprehensive model for quality assurance in design/development, production, installation and servicing. It was developed by a technical committee comprised of representatives from over 90 countries under the direction of the Geneva-based International Organization for Standardization. GDC's United Kingdom facilities are BS 5750 certified. Awarded by the British Standards Institute, BS 5750 also is a comprehensive quality assurance model. The Corporation's Montreal, Canada sales and service facility received ISO 9002 certification in October 1995. ISO 9002 covers quality assurance in production, installation and servicing; it does not cover design and development.

Competition

Each segment of the telecommunications and networking industries is intensely competitive. Many of the Corporation's current and prospective competitors have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources.

Many of the participants in the networking industry, including, among others, ADC Telecommunications, Bay Networks, Cascade Communications, Cisco, ECI Telecom, FORE Systems and Newbridge Networks and certain participants in the computer industry, including among others, DEC and IBM, have introduced, or announced their intention to develop, ATM networking products. Other companies are expected to follow. In addition, traditional suppliers of central office switching equipment such as Alcatel, Lucent Technologies, DSC Communications Corporation, Fujitsu, Hitachi, LM Ericsson, Northern Telecom and Siemens, are expected to offer ATM-based switches for central offices. Companies may also develop alternative network solutions to ATM. Even though certain of these ATM competitors currently offer or plan to offer ATM products in markets in which the Corporation does not plan to compete, it is possible that such competitors will develop ATM technology that does compete with the Corporation's products. This competition could result in the same intense price competition that is present in the broader networking market.

Patents and Related Rights

The Corporation presently owns approximately 63 domestic patents and has approximately 11 additional applications pending. In addition, all of these patents and applications have been filed in Canada; most also have been filed in other various foreign countries. Most of those filed outside the United States have been allowed while the remainder are pending. The Corporation believes that certain features relating to its equipment for which it has obtained patents or for which patent applications have been filed are important to its business, but does not believe that its success is dependent upon its ability to obtain and defend such patents. Because of the extensive patent coverage in the data communications industry and the rapid issuance of new patents, certain equipment of the Corporation may involve infringement of existing patents not known to the Corporation.

Employee Relations

At September 30, 1996, the Corporation employed 1,849 persons, of whom 414 were research and development personnel, 503 were manufacturing personnel, 457 were employed in various selling and marketing activities, 311 were in customer support services and 164 were in general and administrative activities.

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

ITEM 2.  PROPERTIES

The principal facilities of the Corporation are as follows:

Middlebury, Connecticut --    executive offices of the Corporation and Data-
                              Comm Leasing Corporation located in a 120,000 square foot facility owned by the Corporation

Naugatuck, Connecticut --  principal assembly, test and systems integration operations and global services division located in a 360,000 square foot facility owned by the Corporation

Middlebury, Connecticut -- engineering organization located in a 275,000 square foot facility leased through 2003 by the Corporation; approximately 72,000 square feet are sub-leased to a third party through December 1999

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

Paris, France --          sales and administrative offices located in an 11,000
                          square foot facility leased through April 1997 by General DataComm France SARL

Mexico City, Mexico --    sales, service and administrative offices located in a
                          4,500 square foot facility leased through August 14, 1997 by General DataComm de Mexico S.A. de C.V.

Basildon, England --     engineering organization located in an 8,500 square
                         foot facility owned by General DataComm Advanced
                         Research Centre Limited


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
           MATTERS

The information required by this item is incorporated by reference from the section entitled "Common Stock Prices" on page 19 of the Corporation's 1996 Annual Report to Stockholders. (1)

ITEM 6.  SELECTED FINANCIAL DATA

The  information  required by this item is  incorporated  by reference  from the
section  entitled   "Five-Year  Selected  Financial  Data"  on  page  1  of  the
Corporation's 1996 Annual Report to Stockholders. (1)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 15 through 19 of the Corporation's 1996 Annual Report to Stockholders. (1)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference from pages 20 through 33 of the Corporation's 1996 Annual Report to Stockholders or is included elsewhere in this annual report on Form 10-K.(1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

_____________
(1) Such information is also included in Exhibit 13 of this Form 10-K report as filed with the Securities and Exchange Commission.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors is incorporated by reference from the section entitled "ELECTION OF DIRECTORS" in the Corporation's Proxy Statement for the 1997 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the Corporation's fiscal year ended September 30, 1996.

Name                     Position                                         Age

Charles P. Johnson       Chairman of the Board of Directors               69
                         and Chief Executive Officer

Ross A. Belson           President and Chief Operating Officer            60

Frederick R. Cronin      Vice President, Corporate Technology
                         and a Director                                   65

Robert S. Smith          Vice President, Business Development             63

William S. Lawrence      Senior Vice President, Finance and
                          Chief Financial Officer                         53

James R. Arcara          Vice President, Corporate Operations             61

Dennis J. Nesler         Vice President and Treasurer                     53

William G. Henry         Vice President and Corporate Controller          47

August J. Hof            Vice President, Manufacturing Operations         46

V. Jay Damiano           Senior Vice President, U.S. Sales                51

Robert H. Dorion, Jr.    Vice President, Human Resources                  42

Lloyd Atkinson           Vice President, Marketing                        52

Howard S. Modlin         Secretary and a Director                         64
-----------------------
Mr. Charles P. Johnson, Chairman of the Board and Chief Executive Officer, founded the Corporation in 1969.

Mr. Ross A. Belson, President and Chief Operating Officer, has served in his present capacity since joining the Corporation in August of 1987.

Mr. Frederick R. Cronin, Vice President, Corporate Technology, has served in executive capacities since the founding of the Corporation.

Mr. Robert S. Smith, Vice President, Business Development, has held positions of major responsibility within the Corporation since its formation and has served in executive capacities since February 1973.

Mr. William S. Lawrence, Senior Vice President, Finance and Chief Financial Officer, served as Vice President, Finance and Chief Financial Officer since joining the Company in April 1977, until February 1996 when he was appointed Senior Vice President, Finance and Chief Financial Officer.

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

Mr. William G. Henry, Vice President and Corporate Controller, joined the Corporation as Corporate Controller in January 1984, was appointed an officer of the Corporation in June 1989 and was appointed Vice President and Corporate Controller in February 1996.

Mr. August J. Hof, Vice President, Manufacturing Operations since June 1989, joined the Corporation in 1985 as Printed Circuit Board Plant Manager.

Mr. V. Jay Damiano, Senior Vice President, U.S. Sales, was elected an officer of the Corporation in August 1993. He joined the Corporation in the sales organization in 1984 and has held positions of increasing responsibility since that time.

Mr. Robert H. Dorion, Jr., Vice President, Human Resources, joined the Corporation in May 1995 and was elected an officer of the Corporation in June 1995. Before that time, Mr. Dorion held human resource management roles with Wang Laboratories and Morton International.

Mr. Lloyd Atkinson, Vice President, Marketing, has been with the Corporation since October 1995, and was elected to his current position effective June 1996. Before joining the Corporation, Mr. Atkinson held positions with Digital Equipment Corporation (18 years) and Timeplex.

Mr. Howard S. Modlin, Secretary, an attorney and member of the firm of Weisman, Celler Spett & Modlin, P.C., has been Secretary and counsel to the Corporation since its formation.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the section entitled "Executive Compensation and Other Transactions with Management" in the Corporations's Proxy Statement dated December 10, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  requried  by Item 12 is  incorporated  by  reference  from the
section  entitled  "Security   Ownership  of  Directors  and  Officers"  in  the
Corporations's Proxy Statement dated December 10, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information requried by Item 13 is incorporated by reference from the section entitled "Executive Compensation and Other Transactions with Management" in the Corporations's Proxy Statement dated December 10, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial statements - see "Index to Financial Statements and Schedules" on page F-1 of this report.

    (2) Financial Statement Schedule - See "Index to Financial Statements and Schedules" on page F-1 of this report.

    (3) Exhibits - See Exhibit Index on page 19 of this report.

(b)  Reports on Form 8-K.

     On October 8, 1996, the Corporation filed a Report on Form 8-K reporting the sale of 800,000 shares of new 9% Cumulative Convertible Exchangeable Preferred Stock at $25.00 a share to a group of qualified institutional buyers (780,000 shares) and its Chairman, Mr. Charles P. Johnson (20,000 shares).

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          (cont'd)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                 Description
-----------                 -----------
  3.1          Restated Certificate of Incorporation of the Corporation.1
  3.2          Amended and Restated By-Laws of the Corporation.2
 10.1 Transfer of Receivables Agreement between DataComm Leasing Corporation and Sanwa Business Credit Corporation.3
 10.2          1979 Employee Stock Purchase Plan.4
 10.3          1983 Stock Option Plan.5
 10.4          1984 Incentive Stock Option Plan.6
 10.5          1985 Stock Option Plan.7
 10.6          Amendment to the 1984 Incentive Stock Option Plan.8
 10.7          Amendments to the 1984 Incentive Stock Option Plan.9
 10.8          Retirement Savings and Deferred Profit Sharing Plan.10
 10.9          1991 Stock Option Plan.11
 10.10 Credit Agreement between General DataComm Industries, Inc. and The Chase Manhattan Bank.12
 10.11 Third Amended and Restated Revolving Credit and Security Agreement between General DataComm Industries, Inc. et al.
               and The Bank of New York Commercial Corporation et al.13
 10.12 Amendment No. 1 to Third Amended and Restated Revolving Credit and Security Agreement between General DataComm Industries, Inc. et al. and The Bank of New York Commercial Corporation et al.14
10.13 Amendment No. 2 to Third Amended and Restated Revolving Credit and Security Agreement between General DataComm Industries, Inc. et al. and The Bank of New York Commercial Corporation et al.15
10.14 Amendment No. 3 to Third Amended and Restated Revolving Credit and Security Agreement between General DataComm Industries, Inc. et al. and The Bank of New York Commercial Corporation et al.
10.15 Amendment No. 4 to Third Amended and Restated Revolving Credit and Security Agreement between General DataComm Industries, Inc. et al.and The Bank of New York Commercial Corporation et al.
11. Calculation of (Loss) Per Share for the fiscal years ended September 30, 1994 through 1996, inclusive.
12.            Calculation of Current Ratio.
13. Annual Report to Stockholders for the year ended September 30, 1996. Portions of the Annual Report to Stockholders for the year ended September 30, 1996 which have been incorporated by reference are deemed to be "filed" (and are included as Exhibit 13 in our electronic filing with the Commission). All remaining portions of the Annual Report to Stockholders will be furnished for the information of the Commission and are not deemed
               "filed."
21.            Subsidiaries of the Registrant.
23.            Consent of Independent Accountants.

------------------------
1 Incorporated by reference from Exhibit 3.1 to Form 10-Q for quarter ended June 30, 1988. Amendments thereto are filed as Exhibit 3.1 to Form 10-Q for quarter ended March 31, 1990.
2 Incorporated by reference from Exhibit 3.2 to Form 10-K for year ended September 30, 1987.
3 Incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended June 30, 1989.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          (cont'd)


                             EXHIBIT INDEX (cont'd)
                             -------------

4    1979 Employee Stock Purchase Plan is  incorporated by reference from
     Part II of prospectus dated September 30, 1991, contained in Form S-8, Registration Statement No. 33-43050.
5    Incorporated   by  reference   from  Exhibit  1(c)  to  Form  S-8,
     Registration Statement No. 2-92929. Amendments thereto are filed as Exhibit
     10.3 to Form 10-Q for quarter ended December 31, 1987 and as Exhibit 10.3.1 to Form 10-Q for quarter ended June 30, 1991.
6 Incorporated by reference from Exhibit 1(a), Form S-8, Registration Statement No.2-92929. Amendment thereto is filed as Exhibit 10.2 to Form 10-Q for quarter ended June 30, 1991.
7 Incorporated by reference from Exhibit 10a, Form S-8, Registration Statement No. 33-21027. Amendments thereto are incorporated by reference from Part II of prospectus dated August 21, 1990, contained in Form S-8, Registration Statement No. 33-36351 and as Exhibit 10.3.2 to Form 10-Q for quarter ended June 30, 1991.
8 Incorporated by reference from Exhibit 10.19 to Form 10-K for year ended September 30, 1987.
9 Incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended December 31, 1987.
10   Incorporated by reference from Form S-8, Registration Statement No.
     33-37266.
11 Incorporated by reference from Form S-8, Registration Statement No. 33-53150, from Form S-8, Registration Statement No. 33-62716, from Form S-8, Registration Statement No. 33-53201 and from Form S-8, Registration Statement No. 33-59573.
12 Incorporated by reference from Exhibit 10.21 to Form 10-K for the year ended September 30, 1993.
13 Incorporated by reference from Exhibit 10.14 to Form 10-K for year ended September 30, 1995.
14 Incorporated by reference from Exhibit 10.15 to Form 10-Q for quarter ended June 30, 1996
15 Incorporated by reference from Exhibit 10.16 to Form 10-Q for quarter ended June 30, 1996

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENERAL DATACOMM INDUSTRIES, INC.


                                        By: /s/ William S. Lawrence
                                             WILLIAM S. LAWRENCE
                                             Senior Vice President, Finance
                                             and Principal Financial Officer





Dated:  December 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                          Title                              Date


/s/ Charles P. Johnson        Chairman of the Board           December 20, 1996
CHARLES P. JOHNSON            and Chief Executive Officer



/s/ William S. Lawrence       Senior Vice President,          December 20, 1996
WILLIAM S. LAWRENCE           Finance and Principal
                              Financial Officer



/s/ William G. Henry          Vice President and              December 20, 1996
WILLIAM G. HENRY              Corporate Controller



/s/ Howard S. Modlin          Director and Secretary          December 20, 1996
HOWARD S. MODLIN



/s/ Lee M. Paschall           Director                        December 20, 1996
LEE M. PASCHALL



/s/ Frederick R. Cronin       Director and                    December 20, 1996
FREDERICK R. CRONIN           Vice President, Corporate
                              Technology



/s/ John L. Segall            Director                        December 20, 1996
JOHN L. SEGALL

                           General DataComm Industries, Inc.
                                 and Subsidiaries

                  Index to Financial Statements and Schedules



Financial Statements Incorporated by Reference
----------------------------------------------
The consolidated financial statements of General DataComm Industries, Inc. and subsisidaries and the Report of Independent Accountants related thereto are incorporated herein by reference from pages 20 through 33 of the Corporation's Annual Report to Stockholders for the year ended September 30, 1996. Such information is also included in Exhibit 13 of this Form 10-K report (as filed with the Securities and Exchange Commission). The Corporation's 1996 Annual Report to Stockholders is not deemed to be "filed" as part of this Form 10-K report except for those portions thereof specifically incorporated by reference.

Financial Statements and Schedule Included                      Page
------------------------------------------                      ----

Report of Independent Accountants                               F-2

Consolidated Financial Statement Schedules:

 II. Valuation and qualifying accounts for the years
     ended September 30, 1996, 1995 and 1994.                   F-3

Financial Statements and Schedules Omitted
------------------------------------------

Financial statements and schedules other than those incorporated by reference above or included herein are omitted because they are not required or because the required information is presented elsewhere in the financial statements or notes thereto.

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of General DataComm Industries, Inc.

Our  report  on  the  consolidated  financial  statements  of  General  DataComm
Industries, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 33 of the Annual Report to Shareholders of General DataComm Industries, Inc. and Subsididaries for the year ended September 30, 1996 (Exhibit 13). In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index on Page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                        COOPERS & LYBRAND, L.L.P.

Stamford, Connecticut
October 21, 1996

General DataComm Industries, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
For the Years Ended September 30, 1996, 1995 and 1994
(In Thousands)



                                          Additions
                          Balance at      Charged to                 Balance
                          Beginning       Costs and                  at End
                          of Period       Expenses      Deductions   of Period
                          ---------       ----------    ----------   ----------
                                                             (b)
1996
Allowance for doubtful
receivables (a)            $1,704           $121             $57       $1,768
                           ======           ====             ===       ======


1995
Allowance for doubtful
receivables (a)            $1,618           $252             $166      $1,704
                           ======           ====             ====      ======

1994
Allowance for doubtful
receivables (a)            $1,575           $339             $296      $1,618
                           ======           ====             ====      ======

---------------------------------
(a) Deducted from asset accounts.
(b) Uncollectible accounts written off, net of recoveries.