Form 10-Q
period 1996-12-31
GENERAL DATACOMM INDUSTRIES INC
filed 1997-02-14
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

                        Yes  X                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
              Title of Each Class                    at December 31, 1996
         ----------------------------             --------------------------

         Common Stock, $.10 par value                    18,859,496
         Class B Stock, $.10 par value                    2,137,443

                 Total Number of Pages in This Document is 18.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                     Page No.
                                                                     --------
Part I.  Financial Information

         Consolidated Balance Sheets -
         December 31, 1996 and September 30, 1996                        3

         Consolidated Statements of Operations and
         Accumulated Deficit - For the Three Months
         Ended December 31, 1996 and 1995                                4

         Consolidated Statements of Cash Flows - For the
         Three Months Ended December 31, 1996 and 1995                   5

         Notes to Consolidated Financial Statements                      6

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations                8


Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                      13

                          PART I. FINANCIAL INFORMATION

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                     December 31,   September 30,
In thousands except shares                                               1996           1996
------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS:
Current assets:
    Cash and cash equivalents                                           $17,705        $26,264
    Accounts receivable, less allowance for doubtful
      receivables of $1,740 in December and $1,768 in September          42,897         39,828
    Inventories                                                          43,609         44,588
    Deferred income taxes                                                 4,457          4,457
    Other current assets                                                  7,403          7,054
------------------------------------------------------------------------------------------------
Total current assets                                                    116,071        122,191
================================================================================================
Property, plant and equipment, net                                       49,097         48,838
Capitalized software development costs, net                              23,393         23,393
Other assets                                                             10,440         10,632
------------------------------------------------------------------------------------------------
                                                                       $199,001       $205,054
================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Current portion of long-term debt                                    $6,731         $6,533
    Accounts payable, trade                                              14,088         14,917
    Accrued payroll and payroll-related costs                             9,041          6,592
    Deferred income                                                       5,808          7,305
    Other current liabilities                                            18,651         19,211
-----------------------------------------------------------------------------------------------
Total current liabilities                                                54,319         54,558
===============================================================================================
Long-term debt, less current portion                                     22,078         22,781
Deferred income taxes                                                     5,167          4,962
Other liabilities                                                           637            567
----------------------------------------------------------------------------------------------
Total liabilities                                                        82,201         82,868
==============================================================================================
Commitments and contingent liabilities                                       -              -
Stockholders' equity:
    Preferred stock, par value $1.00 per share, 3,000,000 shares authorized; issued and outstanding:  800,000 shares of 9%
     Cumulative Convertible Exchangeable preferred stock in
     December and September; $20 milion liquidation preference              800            800
    Class B stock, par value $.10 per share, 35,000,000 shares authorized;
     issued and outstanding: 2,137,443 in December and September            214            214
    Common stock, par value $.10 per share, 35,000,000 shares authorized;
     issued and outstanding: 19,279,425 in December and 19,249,987 in
     September                                                            1,928          1,925
    Capital in excess of par value                                      148,334        148,208
    Deficit                                                             (29,447)       (23,323)
    Cumulative foreign currency translation adjustment                   (1,920)        (2,510)
    Common stock held in treasury, at cost:
     419,929 shares in December and 422,429 shares in September          (3,109)        (3,128)
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                              116,800        122,186
-----------------------------------------------------------------------------------------------
                                                                       $199,001       $205,054
===============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                   ACCUMULATED DEFICIT
                                     (Unaudited)


                                                    Three Months Ended
                                                        December 31,
In thousands, except per share data                 1996            1995
------------------------------------------------------------------------
Revenues:
  Net product sales                              $48,220        $48,217
  Service revenue                                  9,485          9,956
  Lease revenue                                    1,338          1,626
------------------------------------------------------------------------
                                                  59,043         59,799
------------------------------------------------------------------------
Costs and expenses:
  Cost of product sales                           23,117         22,918
  Amortization of capitalized
    software development costs                     3,000          2,600
  Cost of services                                 6,789          6,964
  Cost of lease revenue                              138            216
  Selling, general and administrative             21,449         21,445
  Research and product development                 9,673          7,690
------------------------------------------------------------------------
                                                  64,166         61,833
------------------------------------------------------------------------
Operating loss                                    (5,123)        (2,034)
------------------------------------------------------------------------
Other income (expense):
  Interest                                          (339)          (437)
  Other, net                                        (112)          (120)
------------------------------------------------------------------------
                                                    (451)          (557)
------------------------------------------------------------------------
Loss before income taxes                          (5,574)        (2,591)
Income tax provision                                 100            300
------------------------------------------------------------------------
Net loss                                         ($5,674)       ($2,891)
========================================================================
Loss per share                                    ($0.29)        ($0.14)
========================================================================
Weighted average number of common and
 common equivalent shares outstanding             20,987         20,499
========================================================================

Deficit at beginning of period                  ($23,323)       ($6,153)
Net loss                                          (5,674)        (2,891)
Payment of preferred stock dividends                (450)            --
------------------------------------------------------------------------
Deficit at end of period                        ($29,447)       ($9,044)
========================================================================


The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Increase (Decrease)in Cash
                                                       and Cash Equivalents
                                                    --------------------------
                                                         Three Months Ended
                                                             December 31,
In thousands                                              1996           1995
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                              ($5,674)      ($2,891)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                        6,510         6,098
     (Increase) decrease in accounts receivable          (2,951)        2,247
     Decrease in inventories                              1,009         1,573
     Increase in accounts payable and accrued expenses      951         4,854
     (Increase) in other net current assets              (2,085)       (2,018)
     (Increase) decrease in other net long-term assets      328          (577)
-------------------------------------------------------------------------------
Net cash provided by (used in) operating activities      (1,912)        9,286
-------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property, plant, and equipment          (2,667)       (3,170)
  Capitalized software development costs                 (3,000)       (2,600)
------------------------------------------------------------------------------
Net cash used in investing activities                    (5,667)       (5,770)
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from notes and mortgages                       1,193            28
  Principal payments on notes and mortgages              (1,852)       (8,375)
  Proceeds from issuing common stock                        148           584
  Payment of preferred stock dividends                     (450)           --
-------------------------------------------------------------------------------
Net cash used in financing activities                      (961)       (7,763)
-------------------------------------------------------------------------------
Effect of exchange rates on cash                            (19)          (39)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                (8,559)       (4,286)
Cash and cash equivalents at beginning of
period - (1)                                             26,264        18,443
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period - (1)        $17,705       $14,157
===============================================================================

(1)- The Corporation considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)




NOTE 1.     BASIS OF PRESENTATION

               In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of December 31, 1996, the results of operations for the three months ended December 31, 1996 and 1995, and the cash flows for the three months ended December 31, 1996 and 1995. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting
               periods  presented.   Actual  results  could  differ  from those
               estimates. The markets for the Company's products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could impact the future value of the Company's inventory, capitalized software and certain other assets.

               The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K for the year ended September 30, 1996.


NOTE 2.    INVENTORIES

           Inventories consist of (in thousands):

                                December 31, 1996        September 30, 1996
                                ------------------       ------------------

            Raw materials          $16,843                   $16,627
            Work-in-process          6,022                     6,726
            Finished goods          20,744                    21,235
                                    ------                   --------
              Total                $43,609                   $44,588
                                   =======                   =======

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 3.     LONG-TERM DEBT

            Long-term debt consists of (in thousands):

                                      December 31, 1996     September 30, 1996
                                      -----------------      ------------------
              Notes payable                $16,131                 $16,421
              Mortgages payable             12,223                  12,359
              Capital lease obligations        455                     534
                                           -------                 -------
                                            28,809                  29,314
              Less:  current portion         6,731                   6,533
                                           -------                 -------
                                           $22,078                 $22,781
                                           =======                 =======

               Revolving Credit Facility
               -------------------------
               The Corporation has an agreement with The Bank of New York Commercial Corporation whereby the Corporation has been provided a revolving credit facility in the amount of $25 million, subject to a borrowing base formula. The facility, which matures in November 1998, provides for a sub-limit of $5 million for letters of credit. Certain assets of the Corporation, including most accounts receivable and inventories, are pledged as collateral. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories. The agreement also requires conformity with various financial covenants.

               No borrowings were outstanding as of December 31, 1996. There were, however, $735,000 of letters of credit outstanding as of December 31, 1996.


NOTE 4.        FOREIGN  CURRENCY  TRANSLATION  FOR MEXICAN  OPERATIONS

               As a result of Mexico's economy becoming highly inflationary, the method of translating the financial statements of the Corporation's Mexican subsidiary from pesos to U.S. dollars will be changed to reflect designation of the U.S. dollar as the functional currency, effective January 1, 1997. Therefore, inventories (and related cost of sales) and property, plant and equipment (and related depreciation expense) will be translated at historical rates of exchange, and future adjustments resulting from translation will be reflected in results of operations. Previously, such amounts were stated at current rates of exchange and translation adjustments were reported as a separate component of stockholders' equity.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



GENERAL DISCUSSION

Total revenues for the first fiscal quarter ended December 31, 1996 were down 1.3% from the same quarter one year ago, primarily attributable to reduced levels of domestic service and lease revenues. Product revenue was unchanged from the prior year. International revenue growth partially offset reductions in domestic business. International revenues approximated 50% of total revenue in the December 31, 1996 quarter, as compared to 43% in the quarter ended December 31, 1995. Our ATM (Asynchronous Transfer Mode) product line shipments totaled $12.8 million, an increase of 17.7% over the prior year and up $3.6 million, or 38.6%, sequentially from the quarter ended September 30, 1996. Revenues from our transmission and internetworking product segments were down from the prior year, both attributable to reduced levels of domestic business. ATM product revenue comprised 26.6% of total product revenue for the three months ended December 31, 1996, as compared to 22.6% for the same period one year ago.

The net loss for the quarter ended December 31, 1996 amounted to $5.7 million, as compared to $2.9 million for quarter ended December 31, 1995. The largest single factor contributing to the increased net loss is a $2.0 million, or 25.8%, increase in research and product development spending. Reductions in domestic service and lease business also contributed to the increased net loss position.

The Company believes that its ATM and Access products have the potential to deliver substantially higher revenues on a longer term basis, and therefore, continues to make investments in ATM and Access research and product development.

Cash flows from operations amounted to a negative $1.9 million for the quarter ended December 31, 1996. After investing and financing activities, total cash consumption amounted to $8.6 million for the quarter. However, the Company had on-hand cash balances of $17.7 million at December 31, 1996. Furthermore, a $25 million revolving loan facility remained unused as of December 31, 1996.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                                      Three months ended
                                                          December 31,
                                                      -------------------
                                                    1996                1995
                                                    ----                ----
Revenues:
     Net product sales                               81.6%              80.6%
     Service revenue                                 16.1               16.7
     Leasing revenue                                  2.3                2.7
                                                    -----              -----
                                                    100.0              100.0
                                                    -----              -----
Costs and expenses:
     Cost of revenues                                50.9               50.3
     Amortization of capitalized software
         development costs                            5.1                4.3
     Selling, general and administrative             36.3               35.9
     Research and product development                16.4               12.9
                                                     ----               ----
Operating (loss)                                     (8.7)              (3.4)
                                                     -----              -----
Net (loss)                                           (9.6)%             (4.8)%
                                                     ======             ======

Noteworthy items from the above summary include: Q1 fiscal 1997 service and lease revenues represent a reduced portion of total revenue, and is attributable to a decline in domestic product shipments to commercial users who tend to require such support services and leases. Research and product development expense has grown to 16.4% of total revenues versus 12.9% in the prior year, an increase of 3.5 points or 27%. This reflects the Company's continued strategic investment in ATM and other product lines; 51% of the Corporation's current quarter research and development spending was applied to the ATM product line.


Three Months Ended December 31, 1996 vs. Three Months Ended December 31, 1995:

Total revenues decreased $0.8 million, or 1.3% from the corresponding quarter of the previous year. Product revenue, including licensing revenues, were unchanged; service and lease revenues were down $0.5 million and $0.3 million, or 4.7% and 17.7%, respectively. From a product mix perspective, ATM revenue growth of $1.9 million, or 17.7%, and $0.9 million of licensing fee revenue growth from our V.34 analog product line technology offset product revenue declines in our transmission and internetworking product segments. The ATM revenue growth was achieved via international markets; the transmission and internetworking business reductions occurred in the domestic marketplace and were attributable to reductions in Narrowband and TMS product line shipments, respectively. Geographically, a 17.2% increase in international product revenues offset a 14.3% reduction in domestic business. As noted above, the service and leasing revenue shortfalls resulted from a decline in domestic business.

Three Months Ended December 31, 1996 vs. Three Months Ended December 31, 1995 continued:

Gross margin as a percent of revenues (excluding the amortization of capitalized software development costs) remained relatively constant at 49.1% and 49.7% for the three months ended December 31, 1996 and 1995, respectively. Margin percent losses in the transmission and internetworking product lines more than offset a
3.1 point margin gain in the ATM segment. Service margins were also down 1.7 points from the prior year, principally attributable to reduced revenue levels. Separately, amortization of capitalized software development costs increased to $3.0 million in the quarter ended December 31, 1996 as compared to $2.6 million in the corresponding quarter one year ago.

Selling, general and administrative expenses were unchanged at $21.4 million for the quarters ended December 31, 1996 and 1995. A $0.3 million increase in selling and marketing costs, incurred primarily to promote ATM products, was offset with cost savings achieved via more efficient general and administrative activities.

Research and product development spending, before consideration of capitalized software development costs, increased to $12.7 million in the first quarter of fiscal 1997, up $2.4 million or 23.2% from the $10.3 million spending level one year ago. This 23.2% spending increase, principally comprised of increased headcount and related salary costs and increased utilization of outsourced development costs, reflects the Company's continued commitment to aggressively pursue product development and revenue growth opportunities in the ATM and other product lines. The complexity of the ATM technology has and will continue to demand significant research and product development investment. To expand its pool of available engineering talent, the Corporation now operates research and development facilities in four locations, including the United States (Middlebury, Connecticut and Boston, Massachusetts), Canada, and the U.K. Capitalized software costs were $3.0 million for the first fiscal quarter of 1997, versus $2.6 million for the corresponding period one year ago.


Tax provisions recorded by the Company, principally for foreign income and domestic state taxes, amounted to $100,000 and $300,000 in the quarters ended December 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's cash and cash equivalents amounted to $17.7 million at December 31, 1996 as compared to $26.3 million at September 30, 1996. A $25 million revolving credit facility remained available and unused as of December 31, 1996. Bank debt was reduced by $0.5 million during the quarter to $28.8 million at December 31, 1996, from $29.3 million at September 30, 1996.

Operating
---------
During the three months ended December 31, 1996, the Corporation's operating activities generated negative cash flow of $(1.9) million, as compared to a positive cash flow of $9.3 million for the same period one year ago. The $11.2 million difference is principally comprised of a larger net loss ($2.8 million), an increase in accounts receivable in the quarter ended December 31, 1996 versus a decrease in the quarter ended December 31, 1995 ($5.2 million), and a reduced level of growth in accounts payable and accrued expenses ($3.9 million).

Non-debt working capital, excluding cash and cash equivalents, increased $2.9 million to $50.8 million at December 31, 1996 as compared to $47.9 million at September 30, 1996. The increase is principally comprised of a $3.1 million increase in accounts receivable (due to a higher level of product shipments and a reduced level of cash received for licensing fee revenue as compared to the preceding quarter), and a $1.5 million reduction in deferred income (due to the timing of maintenance contract renewals), both of which were partially offset with a $2.4 million increase in accrued payroll and related costs (representing the accrual of additional days due to the timing of payrolls).

Investing
---------
Net investments in property, plant and equipment for the quarter ended December 31, 1996 amounted to $2.7 million, as compared to $3.2 million for the corresponding quarter one year ago. Separately, investments in capitalized software amounted to $3.0 million and $2.6 million for the three months ended December 31, 1996 and 1995, respectively. Total investments amounted to $5.7 million and $5.8 million in the three months ended December 31, 1996 and 1995, respectively.

Financing
---------
Financing activities during the three-month period ended December 31, 1996 required the use of $1.0 million in cash, representing the net effect of $659,000 in net debt payments, payment of $450,000 in preferred stock dividends, and receipt of $148,000 in cash proceeds from the exercise of stock options.

The Corporation has an agreement with The Bank of New York Commercial Corporation whereby the Corporation has been provided a revolving credit facility in the amount of $25 million subject to a borrowing base formula. The facility, which matures in November 1998, provides for a sub-limit of $5 million for letters of credit. Certain assets of the Corporation, including most accounts receivable and inventories, are pledged as collateral. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories. The agreement also requires conformity with various financial covenants, the most restrictive of which include minimum tangible net worth requirements, total liabilities to tangible net worth ratio requirements, and net income (or restricted net loss) performance requirements.

No borrowings were outstanding as of December 31, 1996. There were, however, $735,000 of letters of credit outstanding as of December 31, 1996.

The Company believes, based on its future forecasts, that the combination of its existing cash balances, future cash flows from operations, and available funds under its revolving credit facility will be adequate to support the Corporation's cash requirements for the near term. In addition, the Corporation considers its ability to offer for sale its common stock, preferred stock, and/or warrants as viable alternative sources of financing.

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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES



Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K
          (a) Index of Exhibits

          10.16 Amendments to Retirement Savings and Deferred Profit Sharing Plan. Two (2) separate amendments dated March 31, 1996 and June 5, 1996.

          11. Calculation of Earnings Per Share for the three-month periods ended December 31, 1996 and 1995.

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



                         GENERAL DATACOMM INDUSTRIES, INC.
                                (Registrant)


                         /s/ WILLIAM S. LAWRENCE
                         ----------------------------------------------------
                         William S. Lawrence
                         Senior Vice President and Principal Financial Officer


Dated:  February 14, 1997