Form 10-Q
period 1997-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 1997-05-15
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                           Yes   X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                 Number of Shares Outstanding
        Title of Each Class                           at March 31, 1997
------------------------------------               -----------------------

Common Stock, $.10 par value                            19,004,818
Class B Stock, $.10 par value                            2,136,933


                 Total Number of Pages in This Document is 23.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                      INDEX



                                                                      Page No.
                                                                      --------
Part I.  Financial Information
         Consolidated Balance Sheets -
         March 31, 1997 and September 30, 1996                              3

         Consolidated Statements of Operations
         and Accumulated Deficit - For the Three and
         Six Months Ended March 31, 1997 and 1996                           4

         Consolidated Statements of Cash Flows - For the
         Six Months Ended March 31, 1997 and 1996
         Notes to Consolidated Financial Statements                         5

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   9


Part II.  Other Information

          Item 4. Submission of Matters to a Vote of Security-Holders       15

          Item 6.  Exhibits and Reports on Form 8-K                         15

                           PART I. FINANCIAL INFORMATION


                GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                         March 31,     Sept 30,
In thousands except shares                                 1997          1996
-------------------------------------------------------------------------------
ASSETS:                                                 (unaudited)
Current assets:
 Cash and cash equivalents                                $12,391     $26,264
 Accounts receivable, less allowance for doubtful
  receivables of $1,772 in March and $1,768 in September   34,157      39,828
 Inventories                                               45,372      44,588
 Deferred income taxes                                      3,552       4,457
 Other current assets                                       8,444       7,054
-------------------------------------------------------------------------------
Total current assets                                      103,916     122,191
===============================================================================
Property, plant and equipment, net                         49,010      48,838
Capitalized software development costs, net                23,500      23,393
Other assets                                               11,597      10,632
-------------------------------------------------------------------------------
                                                         $188,023    $205,054
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Current portion of long-term debt                         $6,880      $6,533
 Accounts payable, trade                                   17,189      14,917
 Accrued payroll and payroll-related costs                  5,845       6,592
 Deferred income                                            7,912       7,305
 Other current liabilities                                 18,881      19,211
-------------------------------------------------------------------------------
Total current liabilities                                  56,707      54,558
 ==============================================================================
Long-term debt, less current portion                       21,465      22,781
Deferred income taxes                                       4,143       4,962
Other liabilities                                             521         567
-------------------------------------------------------------------------------
Total liabilities                                          82,836      82,868
===============================================================================
Commitments and contingent liabilities                          -           -
Stockholders' equity:
 Preferred stock, par value $1.00 per share, 3,000,000
  shares authorized; issued and outstanding: 800,000 shares
  of 9% cumulative convertible exchangeable preferred
  stock with a $20 million liquidation preference             800         800
 Class B stock, par value $.10 per share, 35,000,000
  shares authorized; issued and outstanding: 2,136,933
  in March and 2,137,443 in September                         214         214
 Common stock, par value $.10 per share, 35,000,000
  shares authorized; issued and outstanding: 19,424,747
  in March and 19,249,987 in September                      1,942       1,925
 Capital in excess of par value                           149,351     148,208
 Accumulated deficit                                      (41,615)    (23,323)
 Cumulative foreign currency translation adjustment        (2,396)     (2,510)
 Common stock held in treasury, at cost:
  419,929 shares in March and 422,429 shares in September  (3,109)     (3,128)
-------------------------------------------------------------------------------
Total stockholders' equity                                105,187     122,186
-------------------------------------------------------------------------------
                                                         $188,023    $205,054
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)


                                        Three Months Ended    Six Months Ended
                                            March 31,              March 31,
In thousands, except per share data     1997        1996       1997       1996
-------------------------------------------------------------------------------
Revenues:
 Net product sales                     $40,018    $47,399    $88,238    $95,616
 Service revenue                         9,436      9,584     18,921     19,540
 Lease revenue                           1,317      2,187      2,655      3,813
-------------------------------------------------------------------------------
                                        50,771     59,170    109,814    118,969
-------------------------------------------------------------------------------
Costs and expenses:
 Cost of product sales                  18,892     22,001     42,009     44,919
 Amortization of capitalized
  software development costs             3,000      3,000      6,000      5,600
 Cost of services                        6,823      6,294     13,612     13,258
 Cost of lease revenue                     191        280        329        496
 Selling, general and administrative    21,687     21,642     43,136     43,087
 Research and product development       10,642      7,830     20,315     15,520
-------------------------------------------------------------------------------
                                        61,235     61,047    125,401    122,880
-------------------------------------------------------------------------------
Operating loss                         (10,464)    (1,877)  (15,587)     (3,911)
-------------------------------------------------------------------------------
Other income (expense):
 Interest                                 (499)      (450)     (838)       (887)
 Other, net                               (655)       971      (767)        851
-------------------------------------------------------------------------------
                                        (1,154)       521    (1,605)        (36)
-------------------------------------------------------------------------------
Loss before income taxes               (11,618)    (1,356)  (17,192)     (3,947)
Income tax provision                       100        300       200         600
-------------------------------------------------------------------------------
Net loss                              ($11,718)   ($1,656) ($17,392)    ($4,547)
===============================================================================
Loss per share                          ($0.58)    ($0.08)   ($0.87)     ($0.22)
===============================================================================
Weighted average number of common and
 common equivalent shares outstanding   21,056     20,676    21,021      20,586
===============================================================================
Accumulated deficit at beginning of
  period                             ($29,447)    ($9,044) ($23,323)    ($6,153)
Net loss                              (11,718)     (1,656)  (17,392)     (4,547)
Payment of preferred stock dividends     (450)          -      (900)         -
-------------------------------------------------------------------------------
Accumulated deficit at end of period ($41,615)   ($10,700) ($41,615)   ($10,700)
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Increase (Decrease) in Cash
                                                        and Cash Equivalents
                                                    ---------------------------
                                                            Six Months Ended
                                                                March 31,
 In thousands                                              1997           1996
 ------------------------------------------------------------------------------
 Cash flows from operating activities:
  Net (loss)                                           ($17,392)       ($4,547)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                         13,292         12,644
   Gain on sale of real estate                               --         (1,000)
   Decrease in accounts receivable                        5,022          1,833
   (Increase) in inventories                               (984)        (1,203)
   Increase in accounts payable
    and accrued expenses                                  1,400          6,653
   (Increase) in other net current assets                  (150)        (1,488)
   (Increase) in other net long-term assets              (1,733)          (915)
-------------------------------------------------------------------------------
Net cash provided by (used in) operating activities        (545)        11,977
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Acquisition of property, plant, and equipment           (6,228)        (7,129)
 Capitalized software development costs                  (6,107)        (5,586)
 Proceeds from sale of real estate                            -          1,000
-------------------------------------------------------------------------------
Net cash used in investing activities                   (12,335)       (11,715)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from notes and mortgages                        2,586            582
 Principal payments on notes and mortgages               (3,560)        (9,758)
 Proceeds from issuing common stock                       1,061          1,724
 Payment of preferred stock dividends                      (900)             -
-------------------------------------------------------------------------------
Net cash used in financing activities                      (813)        (7,452)
-------------------------------------------------------------------------------
Effect of exchange rates on cash                           (180)           (91)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents               (13,873)        (7,281)
Cash and cash equivalents at beginning of period - (1)   26,264         18,443
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period - (1)        $12,391        $11,162
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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)




NOTE 1.     BASIS OF PRESENTATION

               In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of March 31, 1997, the consolidated results of their operations for the three and six months ended March 31, 1997 and 1996, and their cash flows for the six months ended March 31, 1997 and 1996. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

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


NOTE 2.    INVENTORIES

           Inventories consist of (in thousands):
                                       March 31, 1997        September 30, 1996
                                       --------------        ------------------
              Raw materials             $18,794                    $16,627
              Work-in-process             5,657                      6,726
              Finished goods             20,921                     21,235
                                        -------                     -------
                Total                   $45,372                     $44,588
                                        =======                     =======

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of (in thousands):

                                              March 31, 1997      Sept 30, 1996
                                              --------------      -------------
            Land                                 $ 1,772            $  1,764
            Buildings and improvements            29,497              29,050
            Test equipment, fixtures and
              field spares                        54,232              52,537
            Machinery and equipment               54,510              50,482
                                                 --------             -------
                                                 140,011             133,833
            Less:  accumulated depreciation
             and amortization                     91,001              84,995
                                                 --------            --------
                                                 $49,010            $ 48,838
                                                 ========            ========


NOTE 4.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs consist of (in thousands):

                                                March 31, 1997    Sept 30, 1996
                                                --------------    -------------

            Original Cost                        $36,381            $33,998
            Less:  accumulated amortization       12,881             10,605
                                                ---------          ---------
                                                 $23,500            $23,393
                                                =========          ========


NOTE 5. LONG-TERM DEBT

           Long-term debt consists of (in thousands):

                                               March 31, 1997     Sept 30, 1996
                                               --------------     -------------

           Notes payable                         $15,947            $16,421
           Mortgages payable                      12,042             12,359
           Capital lease obligations                 356                534
                                                 --------            -------
                                                  28,345             29,314
           Less:  current portion                  6,880              6,533
                                                 --------            -------
                                                 $21,465             $22,781
                                                 ========            =======

Revolving Credit Facility

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

No borrowings were outstanding as of March 31, 1997. There were, however, $905,000 of letters of credit outstanding as of March 31, 1997.

NOTE 6.  FOREIGN CURRENCY TRANSLATION FOR MEXICAN OPERATIONS

As a result of high inflation in Mexico, the Company was required to change its method of translating the financial statements of its Mexican subsidiary to reflect the designation of the U.S. dollar as the functional currency. Therefore, effective January 1, 1997, non-monetary assets such as inventories and property, plant and equipment, along with expenses related thereto, are being translated at historical rates of exchange, and adjustments resulting from translation are reflected in results of operations. Previously, such amounts were stated at current rates of exchange and translation adjustments were reported as a separate component of stockholders' equity. The impact of this change was not material to the Company's reported financial results for the quarter ended March 31, 1997.

NOTE 7.  OTHER INCOME (EXPENSE)

Other income (expense) for the quarter and six-months ended March 31, 1997 includes foreign currency exchange losses of $(669,000) and $(709,000), respectively. The exchange losses are principally attributable to the strengthening U.S. dollar as compared to the French franc and German mark, and its impact on liabilities of our French and German subsidiaries which are payable in U.S. dollars. Such amounts compare to an exchange gain of $8,000 for the quarter ended March 31, 1996 and an exchange loss of $(187,000) for the six month period ended March 31, 1996. Separately, other income for the three and six months ended March 31, 1996 includes a $1.0 million gain from a real estate transaction.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


General Summary Discussion

Total revenues for the second fiscal quarter ended March 31, 1997 were $50.8 million, down $8.4 million, or 14.2%, from the same quarter one year ago. Year-to-date revenues for the six months ended March 31, 1997 and 1996 were $109.8 million and $119.0 million, respectively, down $9.2 million, or 7.7 percent.

The net loss for the quarter ended March 31, 1997 amounted to $11.7 million, as compared to a net loss of $1.7 million for quarter ended March 31, 1996. The net loss for the six months ended March 31, 1997 amounted to $17.4 million, as compared to a net loss of $4.5 million for the same six-month period one year ago. The increased net losses (for the quarter and year-to-date periods) are principally attributable to reduced revenue levels, increases in research and development expense (up $2.8 million and $4.8 million in the quarter and six months ended March 31, 1997, respectively, as compared to the same periods one year ago) and increased exchange losses (up $522,000) experienced in fiscal 1997. In addition, prior year second quarter results include a $1.0 million gain from the sale of real estate.

Regarding cash flow, operating activities consumed $545,000 in cash for the six months ended March 31, 1997. After investing and financing activities, total cash consumption for the same period amounted to $13.9 million. The Company had on-hand cash balances of $12.4 million at March 31, 1997. Furthermore, the Company has a $25 million revolving loan facility, of which $19.7 million was available at March 31, 1997 per borrowing base calculations. No borrowings were outstanding on this credit facility at March 31, 1997. Future availability of funds under the revolving credit loan facility are dependent on the adequacy of the available borrowing base (principally accounts receivable and inventories required to secure such borrowings), and compliance with financial covenants, including, among others, net income (or restricted net loss) performance.

The Company continues to invest heavily in research and development activities based on the belief that its ATM and Advanced Network Access ("Access") products have the potential to deliver substantially higher revenues, and ultimately, shareholder value, on a longer term basis.

Management recognizes the need to improve operational performance in anticipation that revenue growth opportunities will take time to develop. A managed cost reduction effort has been implemented with the objective of reducing the Corporation's breakeven point. It is important to note, however, that significant revenue growth will also be required to achieve profitability. The cost reduction efforts include restrictions on hiring and reductions in discretionary and capital spending. Reallocation of resource to prioritized projects is also under review to maximize the productivity of the Corporation's existing workforce. Separately, management recognizes a need to raise capital in the near-term to effectively support its cash requirements. As a result, it is actively pursuing alternative funding sources, such as the sale of stock or non-strategic assets.

Results of Operations

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                          Three months ended  Six months ended
                                               March 31,          March 31,
                                             1997     1996     1997      1996
-------------------------------------------------------------------------------
Revenues:
     Net product sales                       78.8%     80.1%   80.4%     80.4%
     Service revenue                         18.6      16.2    17.2      16.4
     Leasing revenue                          2.6       3.7     2.4       3.2
-------------------------------------------------------------------------------
                                            100.0     100.0   100.0     100.0
-------------------------------------------------------------------------------
Costs and expenses:
     Cost of revenues                        51.0      48.3    50.9      49.3
     Amortization of capitalized software
       development costs                      5.9       5.1     5.5       4.7
     Selling, general and administrative     42.7      36.6    39.3      36.3
     Research and product development        21.0      13.2    18.5      13.0
-------------------------------------------------------------------------------
Operating (loss)                            (20.6)     (3.2)  (14.2)     (3.3)
-------------------------------------------------------------------------------
Net (loss)                                  (23.1)%    (2.8)% (15.8)%    (3.8)%
===============================================================================

Percentages for the quarter ended March 31, 1997 are affected by the low revenue base. Noteworthy observations from the year-to-date numbers include: fiscal 1997 operating expenses, including research and development expenses, amount to 57.8% of revenue, as compared to 49.3% for the six months ended March 31, 1996; research and product development related expenses, including capitalized software amortization, amount to 24.0% and 17.8% of revenue for the six month periods ended March 31, 1997 and 1996, respectively, an increase of 6.2 points, or 34.8%. This increase reflects the Company's continued strategic investment in its ATM and Access product development.

Revenues
--------

Quarter: Total revenues for the quarter ended March 31, 1997 were $50.8 million, down $8.4 million, or 14.2%, from the same quarter last year. Product, service and lease revenues were down $7.4 million, $0.1 million and $0.9 million, respectively. Two primary factors accounted for the product sales decline: a reduction in Asynchronous Transfer Mode ("ATM") product shipments resulted in a revenue decline of $5.6 million as compared to the same quarter one year ago, and shipments of other products to domestic Telephone Companies ("Telcos") declined $2.3 million for the same period. Total ATM product line shipments amounted to $7.4 million and $13.0 million for the quarters ended March 31, 1997 and 1996, respectively. The Corporation attributes the ATM product revenue reduction to longer sales cycle times required as a result of product complexity and new technologies involved in ATM systems. Individual ATM orders are also often larger in size than orders for other products, and the timing of such orders and shipments can generate large quarter-to-quarter fluctuations. In the domestic Telco area, mergers have disrupted ordering patterns for our equipment. In addition, increased competition among Telcos and other service providers is driving the Telcos to reduce costs and capital spending. The

Corporation  expects this business to recover.

From a product line perspective, Access product revenues were down $2.4 million (12.1%), Internetworking products achieved growth of $0.6 million (5.5%) and ATM product sales were down $5.6 million (42.8%). Separately, the $870,000 reduction in leasing revenue reflects the impact of a high level of leasing revenue in the prior year second quarter, attributable to lease renewals and sale of off-lease inventory. Geographically, domestic and international revenues accounted for 53% and 47% of consolidated revenues, respectively, relatively unchanged from 52% and 48%, respectively, for the same quarter one year ago.

Year-To-Date: Year-to-date total revenues amounted to $109.8 million as compared to $119.0 million for the same six month period one year ago, down $9.2 million, or 7.7%. Product, service and lease revenues were down $7.4 million, $0.6 million and $1.2 million, respectively. For the reasons described above, year-to-date ATM product line shipments, which amounted to $20.3 million and $23.9 million for the six months ended March 31, 1997 and 1996, respectively, declined $3.6 million, or 15.2%, and domestic Telco business (of other products) declined $3.8 million year-over-year. From a product line perspective, Access, Internetworking and ATM product revenues were down $3.3 million (8.0%), $0.5 million (2.0%) and $3.6 million (15.2%), respectively. The Access product revenue reduction occurred in the Telco sales channel. The ATM product revenue decline principally occurred in the international marketplace. V.34 licensing technology revenues amounted to $2.4 million, up $0.9 million, or 63%, from the prior year. Regarding service revenues, a 7.3% rate of international service revenue growth for the first six months of this year partially offset a 9.3% domestic service revenue decline. This reflects growth in international product support requirements and reduced domestic service support requirements resulting from a declining domestic end-user business. Net consolidated service revenue is down $0.6 million, or 3.2%. The leasing revenue discussion above is also applicable to year-to-date results. Geographically, domestic and international revenues accounted for 52% and 48% of consolidated revenues, respectively, as compared to 54% and 46% for the same period one year ago.

Cost of Revenue and Gross Margin
--------------------------------

Quarter: Gross margin as a percent of revenues (excluding the amortization of capitalized software development costs) were 49.0% and 51.7% for the quarters ended March 31, 1997 and 1996, respectively. Product margins were down 0.8 points overall; all three product lines contributed to the margin decline, which resulted from the allocation of fixed manufacturing costs over a reduced revenue base. Service margins declined 6.6 points as compared to the second quarter of fiscal 1996, reflecting a reduction in domestic business and growth in the international service business, which relies more heavily on use of outside service contracts and therefore produce lower margins. Leasing margins as a percent of revenue were also down compared to one year ago due to the higher lease revenue recorded in the prior year, as discussed earlier.

Year-To-Date: Year-to-date gross margins as a percent of revenues (excluding the amortization of capitalized software development costs) amounted to 49.1% and 51.0% for the six month periods ended March 31, 1997 and 1996, respectively, a reduction of 1.9 points. This is the result of lower sales volume covering a significant fixed cost component. Year-to-date service and leasing margin trends, including the causes therefore, are consistent with the quarterly discussion above.

Separately, amortization of capitalized software development cost amounted to $3.0 million in the quarters ended March 31, 1997 and 1996, and $6.0 million and $5.6 million in the six month periods ended March 31, 1997 and 1996, respectively.

Selling, General and Administrative Expenses
--------------------------------------------

Due to cost containment efforts, selling, general and administrative expenses were generally unchanged at $21.7 million and $43.1 million for the three and six month periods ended March 31, 1997, respectively ($21.6 million and $43.1 million for the corresponding periods one year ago).

Research and Product Development Costs
--------------------------------------

Quarter: The Company continues to invest heavily in research and product development. Research and product development spending, before consideration of capitalized software development costs, increased to $13.7 million in the second quarter of fiscal 1997, up $2.9 million or 27.1% from the $10.8 million spending level in the corresponding quarter one year ago. This spending increase is attributable to increased headcount (up 41 persons), increased utilization of outsourced product development services and other support costs associated with an increased level of ATM product development activity, including development of our Strobos ATM product line. The combination of a spending increase and a reduced revenue base caused research and development spending to increase to 27.1% of revenue, as compared to 18.3% in the same quarter one year ago. Capitalized software development costs were $3.1 million for the second fiscal quarter of 1997, as compared to $3.0 million for the second fiscal quarter of 1996.

Year-To-Date: Year-to-date research and development spending follows similar trends. Spending for the six months ended March 31, 1997 and 1996 amounted to $26.4 million and $21.1 million, respectively, an increase of $5.3 million, or 25.2%. The causes of the spending increase are consistent with those discussed above. Capitalized software development costs for the six months ended March 31, 1997 were $6.1 million as compared to $5.6 million for the corresponding period of fiscal 1996.

The complexity of the ATM technology has and will continue to demand significant research and product development investment. To retain an effective pool of available engineering talent, the Corporation operates research and development facilities in four locations, including the United States (Middlebury, Connecticut and Boston, Massachusetts), Canada, and the United Kingdom.

Other Income and Expense
------------------------

Please refer to Note 7 on page 8 for a detailed discussion of other income and expense.

Income Tax Provisions
---------------------

Tax provisions recorded by the Corporation, principally for foreign income and domestic state taxes, amounted to $100,000 and $300,000 in the quarters ended March 31, 1997 and 1996, respectively. Year-to-date tax provisions amounted to $200,000 and $600,000 for fiscal 1997 and 1996, respectively. As noted in the Corporation's Form 10-K filed for the year ended September 30, 1996, the Corporation has significant federal net operating loss carryforwards available. However, based on the Corporation's past financial performance and the uncertainty of ultimate realization of such carryforwards, no deferred tax asset (or related deferred tax benefit) has been recorded in the Corporation's financial statements.
                                      -12-

Foreign Currency Risk
---------------------

Foreign currency fluctuations did not have a material impact on trends reflected in the Corporation's financial statements. No individual foreign subsidiary operation represents a material percentage of consolidated revenue or net worth. However, if international subsidiary operations (i.e. Canada, Germany, France and Mexico) experience strong revenue growth in the future, the likelihood of foreign currency fluctuations impacting trends reflected in the Corporation's financial statements could increase, especially if the U.S. dollar continues to strengthen against the respective currencies. Separately, subsidiaries have some U.S. dollar denominated liabilities. The impact of foreign currency fluctuations on such amounts are recorded as a component of "Other Income and Expense" in the Corporation's statements of operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Corporation's cash and cash equivalents amounted to $12.4 million at March 31, 1997 as compared to $26.3 million at September 30, 1996. The Corporation has in place a $25 million revolving credit facility, of which $19.7 million was available per borrowing base calculations at March 31, 1997. No borrowings were outstanding on this credit facility at March 31, 1997. The future availability of funds under this loan facility depends on (and may be restricted by) a borrowing base formula which is calculated as a percentage of certain accounts receivable and inventories, as well as compliance with certain financial covenants, including restrictions on the magnitude of net loss levels. Bank debt was reduced by $1.0 million during the six months ended March 31, 1997, to $28.3 million at March 31, 1997, as compared to $29.3 million at September 30, 1996.

The Company believes, based on its future forecasts, that the combination of its existing cash balances and available funds under its revolving credit facility will be adequate to support the Corporation's immediate cash requirements. In addition, the Corporation considers its ability to offer for sale its common stock, preferred stock, warrants and/or other assets as viable alternative sources of financing, some form of which will be required to satisfy future cash requirements.

Operating
---------
During the six months ended March 31, 1997, the Corporation's operating activities generated negative cash flow of $545,000, as compared to a positive cash flow of $12.0 million for the same period one year ago. The $12.5 million difference is principally due to the larger net loss ($12.8 million).

Non-debt working capital, excluding cash and cash equivalents, decreased $6.2 million to $41.7 million at March 31, 1997 as compared to $47.9 million at September 30, 1996. The reduction is principally comprised of a $5.7 million decrease in accounts receivable, attributable to improved collection activities (days sales outstanding were reduced to 61 days at March 31, 1997 from 66 days at September 30, 1996) and a reduced level of product shipments in the quarter ended March 31, 1997.

Investing
---------
Net investments in property, plant and equipment for the six months ended March 31, 1997 amounted to $6.2 million, as compared to $7.1 million for the corresponding six month period of fiscal 1996. Separately, investments in capitalized software amounted to $6.1 million and $5.6 million for the six months ended March 31, 1997 and 1996, respectively. Total investments amounted to $12.3 million and $12.7 million in the six months ended March 31, 1997 and 1996, respectively. Cash consumption from prior year investments was partially offset with $1.0 million in proceeds from the sale of real estate.

Financing
---------
Financing activities during the six-month period ended March 31, 1997 required the use of $813,000 in cash, representing the net effect of $1.0 million in debt reduction, payment of $900,000 in preferred stock dividends, and receipt of $1.1 million in cash proceeds from the sale of stock through the Company's Employee Stock Purchase Plan and exercise of stock options.

The Corporation has an agreement with The Bank of New York Commercial Corporation whereby the Corporation has been provided a revolving credit facility in the amount of $25 million, subject to a borrowing base formula, $19.7 million of which was available per borrowing base calculations at March 31, 1997. The facility, which matures in November 1998, provides for a sub-limit of $5 million for letters of credit. Certain assets of the Corporation, including most accounts receivable and inventories, are pledged as collateral. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories. The agreement also requires conformity with various financial covenants, the most restrictive of which include net income (or restricted net loss) performance, minimum tangible net worth requirements, and total liabilities to tangible net worth ratio requirements.

No borrowings were outstanding under this agreement as of March 31, 1997. There were, however, $905,000 of letters of credit outstanding as of March 31, 1997.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES


Part II.  Other Information

Item 4. Submission Of Matters to a Vote of Security-Holders
        On February 6, 1997, at the Annual Meeting of Stockholders of the Corporation, the stockholders:

        Elected directors to the Corporation for a term of three (3) years:

                                                    Number of  votes cast:
                                                     For          Withheld
                                                  -----------     --------
                Mr. Lee M. Paschall               17,501,923      1,769,895
                Mr. John L. Segall                17,500,525      1,771,293

        Adopted an amendment to the 1991 Stock Option Plan, reserving an additional 925,000 shares of the Corporation's Common Stock for issuance thereunder:


                Number of votes cast for:         16,725,190
                Number of votes cast against:      2,424,997
                Number of votes abstained:           121,631


Item 6. Exhibits and Reports on Form 8-K

        (a) Index of Exhibits

            10.17 Amendment No. 5 to Third Amended and Restated Revolving Credit and Security Agreement between General DataComm Industries, Inc. et al. and the Bank Of New York Commercial Corporation et al.

            11. Calculation of Earnings Per Share for the three and six month periods ended March 31, 1997 and 1996.


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


                                              GENERAL DATACOMM INDUSTRIES, INC.
                                                       (Registrant)


                                               /s/ William S. Lawrence
                                               -------------------------------
                                               William S. Lawrence
                                               Senior Vice President and
                                               Principal Financial Officer


Dated:  May 15, 1997