Form 10-Q
period 1997-06-30
GENERAL DATACOMM INDUSTRIES INC
filed 1997-08-14
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-8086

                        GENERAL DATACOMM INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

   Delaware                                                  06-0853856
   State or other jurisdiction of          (I.R.S. Employer Identification No.)

   Middlebury, Connecticut                                  06762-1299
  (Address of principal executive offices                    (Zip Code)

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


  Title of Each Class                                at June 30, 1997

  Common Stock, $.10 par value                          19,020,693
  Class B Stock, $.10 par value                          2,136,933


                  Total Number of Pages in this Document is 21.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX




                                                                    Page No.

Part I.  Financial Information
           Consolidated Balance Sheets -
           June 30, 1997 and September 30, 1996                          3
           Consolidated Statements of Operations
           and Accumulated Deficit - For the Three and
           Nine Months Ended June 30, 1997 and 1996                      4

           Consolidated Statements of Cash Flows - For the               5
           Nine Months Ended June 30, 1997 and 1996

           Notes to Consolidated Financial Statements                    6

           Management's Discussion and Analysis
           of Financial Condition and Results of Operations             10


Part II.  Other Information

              Item 6.  Exhibits and Reports on Form 8-K                 19

                          PART I. FINANCIAL INFORMATION


               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                June 30,      September 30,
In thousands except shares                        1997            1996
-------------------------------------------------------------------------------
ASSETS:                                         (Unaudited)
Current assets:
  Cash and cash equivalents                      $2,405         $26,264
  Accounts receivable, less allowance
   for doubtful receivables of $1,713
   in June and $1,768 in September               30,245          39,828
  Inventories                                    45,382          44,588
  Deferred income taxes                           2,871           4,457
  Other current assets                            8,369           7,054
-------------------------------------------------------------------------------
Total current assets                             89,272         122,191
-------------------------------------------------------------------------------
Property, plant and equipment, net               48,052          48,838
Capitalized software development costs, net      23,500          23,393
Other assets                                     10,549          10,632
-------------------------------------------------------------------------------
                                               $171,373        $205,054
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term debt              $7,606          $6,533
  Accounts payable, trade                        14,981          14,917
  Accrued payroll and payroll-related costs       7,717           6,592
  Deferred income                                 6,771           7,305
  Other current liabilities                      17,693          19,211
-------------------------------------------------------------------------------
Total current liabilities                        54,768          54,558
-------------------------------------------------------------------------------
Long-term debt, less current portion             21,448          22,781
Deferred income taxes                             3,455           4,962
Other liabilities                                   423             567
-------------------------------------------------------------------------------
Total liabilities                                80,094          82,868
-------------------------------------------------------------------------------
Commitments and contingent liabilities               -                -
Stockholders' equity:
 Preferred stock, par value $1.00 per share,
  3,000,000 shares authorized; issued and
  outstanding: 800,000 shares of 9% cumulative
  convertible exchangeable preferred stock with
  a $20 million liquidation preference              800             800
 Class B stock, par value $.10 per share,
  35,000,000 shares authorized;
  issued and outstanding: 2,136,933 in
  June and 2,137,443 in September                   214             214
 Common stock, par value $.10 per share,
  35,000,000 shares authorized; issued and
  outstanding: 19,440,622 in June and
  19,249,987 in September                         1,944           1,925
 Capital in excess of par value                 149,421         148,208
 Accumulated deficit                            (55,885)        (23,323)
 Cumulative foreign currency translation
  adjustment                                     (2,106)         (2,510)
 Common stock held in treasury, at cost:
  419,929 shares in June and 422,429 shares
   in September                                  (3,109)         (3,128)
-------------------------------------------------------------------------------
Total stockholders' equity                       91,279         122,186
-------------------------------------------------------------------------------
                                               $171,373        $205,054
-------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                               June 30,           June 30,
-------------------------------------------------------------------------------
In thousands, except per share data         1997      1996     1997      1996
-------------------------------------------------------------------------------
Revenues:
 Net product sales                         $35,262  $45,332  $123,500  $140,948
 Service revenue                            10,046    9,541    28,967    29,081
 Lease revenue                               1,278    1,696     3,933     5,509
------------------------------------------------------------------------------
                                            46,586   56,569   156,400   175,538
------------------------------------------------------------------------------
Costs and expenses:
 Cost of product sales                      17,693   22,771    59,702    67,690
 Amortization of capitalized
  software development costs                 3,000    3,000     9,000     8,600
 Cost of services                            6,519    6,473    20,131    19,731
 Cost of lease revenue                         152      174       481       670
 Selling, general and administrative        21,518   22,308    64,654    65,395
 Research and product development           10,582    8,738    30,897    24,258
-------------------------------------------------------------------------------
                                            59,464   63,464   184,865   186,344
------------------------------------------------------------------------------
Operating loss                             (12,878)  (6,895)  (28,465)  (10,806)
-------------------------------------------------------------------------------
Other income (expense):
 Interest                                     (637)    (473)   (1,475)   (1,360)
 Other, net                                   (205)     (99)     (972)      752
-------------------------------------------------------------------------------
                                              (842)    (572)   (2,447)     (608)
-------------------------------------------------------------------------------
Loss before income taxes                   (13,720)  (7,467)  (30,912)  (11,414)
Income tax provision                           100      300       300       900
-------------------------------------------------------------------------------
Net loss                                  ($13,820) ($7,767) ($31,212) ($12,314)
===============================================================================

Loss per share                              ($0.67)  ($0.37)   ($1.55)   ($0.60)
===============================================================================
Weighted average number of common and
common equivalent shares outstanding        21,148   20,797    21,063    20,656
===============================================================================
Accumulated deficit at beginning of
 period                                   ($41,615)($10,700) ($23,323)  ($6,153)
Net loss                                   (13,820)  (7,767)  (31,212)  (12,314)
Payment of preferred stock dividends          (450)       -    (1,350)    -
-------------------------------------------------------------------------------
Accumulated deficit at end of period      ($55,885)($18,467) ($55,885) ($18,467)
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Increase (Decrease) in Cash
                                                      and Cash Equivalents
                                                  ----------------------------
                                                        Nine Months Ended
                                                            June 30,
                                                  ----------------------------
In thousands                                             1997           1996
-----------------------------------------------------------------------------
Cash flows from operating activities:
Net(loss)                                            ($31,212)      ($12,314)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                       20,413         18,978
   Gain on sale of real estate                           -            (1,000)
   Decrease in accounts receivable                      8,881          2,829
   (Increase) in inventories                           (1,061)        (2,247)
   Increase (decrease) in accounts payable
    and accrued expenses                                 (460)         7,629
   (Increase) in other net current assets                (259)        (1,175)
   (Increase) in other net long-term assets            (1,729)          (301)
-------------------------------------------------------------------------------
Net cash provided by (used in) operating activities    (5,427)        12,399
-------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property, plant, and equipment        (8,661)       (10,666)
  Capitalized software development costs               (9,107)        (8,586)
  Proceeds from sale of real estate                        -           1,000
-------------------------------------------------------------------------------
Net cash used in investing activities                 (17,768)       (18,252)
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from notes and mortgages                     5,584          4,740
  Principal payments on notes and mortgages            (5,830)       (11,445)
  Proceeds from issuing common stock                    1,133          2,556
  Payment of preferred stock dividends                 (1,350)             -
 ------------------------------------------------------------------------------
Net cash used in financing activities                    (463)        (4,149)
 ------------------------------------------------------------------------------
Effect of exchange rates on cash                         (201)           (84)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents             (23,859)       (10,086)
Cash and cash equivalents at beginning of
 period - (1)                                          26,264         18,443
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period - (1)       $2,405         $8,357
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

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of June 30, 1997, the consolidated results of their operations for the three and nine months ended June 30, 1997 and 1996, and their cash flows for the nine months ended June 30, 1997 and 1996. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from those estimates. The markets for the Company's products are characterized by intense competition, rapid technological development, and frequent new product introductions, all of which could impact the future value of the Company's inventory, capitalized software, and certain other assets.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K for the year ended September 30, 1996.

NOTE 2.   INVENTORIES

          Inventories consist of (in thousands):

                                June 30, 1997               September 30, 1996
                                -------------               ------------------
           Raw materials           $15,783                        $16,627
           Work-in-process           5,163                          6,726
           Finished goods           24,436                         21,235
                                   -------                        -------
           Total                   $45,382                        $44,588

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)


NOTE 3. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of (in thousands):

                                        June 30, 1997        September 30, 1996
                                        -------------        ------------------

        Land                             $ 1,778                $ 1,764
        Buildings and improvement         29,740                 29,050
        Test equipment, fixtures and
         field spares                     54,788                 52,537
        Machinery and equipment           55,784                 50,482
                                         -------                -------
                                         142,090                133,833

       Less:  accumulated depreciation
        and amortization                  94,038                 84,995
                                         -------                -------
                                         $48,052                $48,838


NOTE 4. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

        Capitalized software development costs consist of  (in thousands):

                                        June 30, 1997        September 30, 1996
                                        -------------        ------------------
        Original Cost                    $38,504                  $33,998
        Less: accumulated amortization    15,004                   10,605
                                         -------                  -------
                                         $23,500                  $23,393

NOTE 5. LONG-TERM DEBT

        Long-term debt consists of (in thousands):

                                        June 30, 1997        September 30, 1996
                                        -------------        ------------------
        Notes payable                    $16,908                $16,421
        Mortgages payable                 11,883                 12,359
        Capital lease obligations            263                    534
                                         -------                -------
                                          29,054                 29,314
        Less:  current portion             7,606                  6,533
                                         -------                -------
                                         $21,448                $22,781

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)


Long-Term Debt -- continued

Revolving Credit Facility
-------------------------

The Company has an amended agreement with the BNY Financial Corporation (as successor in interest to The Bank of New York Commercial Corporation) whereby the Corporation has been provided a revolving credit facility in the maximum amount of $25.0 million, subject to a borrowing base formula. The facility, which matures in November 1998, provides for a sub-limit of $5.0 million for letters of credit. Certain assets of the Corporation, including most accounts receivable and inventories, are pledged as collateral. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories, which may limit available borrowings to less than $25.0 million. At June 30, 1997, the total amount available for borrowings and letters of credit was $22.4 million.

The recently  amended  agreement  requires  conformity  with  various  financial covenants including, among others, restricted net loss performance. The amendment also increases the borrowing rate by 1% and requires the Company to raise at least $10.0 million from proceeds of an equity offering by September 30, 1997 and an additional $10.0 million before January 1, 1998 on terms satisfactory to BNY Financial Corporation.

No borrowings were outstanding as of June 30, 1997. There were, however, $780,000 of letters of credit outstanding as of June 30, 1997. The Company commenced utilizing the credit facility subsequent to June 30, 1997. Borrowings outstanding on the credit facility amounted to $7.3 million at August 7, 1997.

NOTE 6. FOREIGN CURRENCY TRANSLATION FOR MEXICAN OPERATIONS

As a result of high inflation in Mexico, the Company was required to change its method of translating the financial statements of its Mexican subsidiary to reflect the designation of the U.S. dollar as the functional currency. Therefore, effective January 1, 1997, non-monetary assets such as inventories and property, plant and equipment, along with expenses related thereto, are being translated at historical rates of exchange, and adjustments resulting from translation are reflected in results of operations. Previously, such amounts were stated at current rates of exchange, and translation adjustments were reported as a separate component of stockholders' equity. The impact of this change was not material to the Company's reported financial results for the three or nine months ended June 30, 1997.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)



NOTE 7.   OTHER INCOME (EXPENSE)

Other income (expense) for the quarter and nine months ended June 30, 1997 includes foreign currency exchange losses of $(198,000) and $(907,000), respectively. The year-to-date exchange losses are principally attributable to the strengthening U.S. dollar as compared to the French franc and German mark, and its impact on liabilities of our French and German subsidiaries which are payable in U.S. dollars. Such amounts compare to exchange losses of $(183,000) and $(369,000) for the three and nine months ended June 30, 1996, respectively. Separately, other income for the nine months ended June 30, 1996 includes a $1.0 million gain from a real estate transaction.

NOTE 8. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.128,"EARNINGS PER SHARE"

In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128" or the "Statement"). The Company will adopt FAS 128 in the first quarter of fiscal 1998 (quarter to end on December 31, 1997).

The most significant computational change resulting from adoption of the Statement involves replacing primary EPS with basic EPS, the principal difference being that common stock equivalents will not be considered in basic EPS calculations. Since under current accounting standards common stock equivalents are not factored into EPS calculations for companies reporting net losses, the Company does not expect the new pronouncement to have a material impact on reported EPS in the near term.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


General Summary Discussion
--------------------------

The Company reported losses for both the quarter and nine months ended June 30, 1997, reflecting the combined impact of reduced product revenue levels and continued heavy investment in its Asynchronous Transfer Mode ("ATM") and Advanced Network Access ("Access") product lines and technologies. Year-to-date total revenues are down $19.1 million, or 10.9%, from one year ago. Concurrently, research and development spending is up in accordance with plan by $7.2 million, or 21.8%, on a year-to-date basis. The combined impact of lower revenues and higher research and development spending account for most of the increase in reported net losses for the three and nine months ended June 30, 1997, as compared to the corresponding periods one year ago.

Approximately 57% of the Company's research and development spending was attributable to ATM technology and products in the quarter ended June 30, 1997 (54% on a year-to-date basis). ATM revenues in fiscal 1997 have not achieved earlier anticipated levels. ATM revenues amounted to $8.3 million and $28.5 million for the three and nine months ended June 30, 1997, as compared to $9.4 million and $33.2 million in the corresponding periods of fiscal 1996, representing declines of 11.9% and 14.2%, respectively. The revenue shortfall is discussed under the "Revenues" caption which follows.

The Company's overall order input rate exceeded the shipment rate by $7.1 million during the quarter, resulting in an improved order backlog position entering the final fiscal quarter.

Total revenues for the third fiscal quarter ended June 30, 1997 were $46.6 million, down $10.0 million, or 17.6%, from the same quarter one year ago. Year-to-date revenues for the nine months ended June 30, 1997 and 1996 were $156.4 million and $175.5 million, respectively, down $19.1 million, or 10.9%. The net loss for the quarter ended June 30, 1997 amounted to $13.8 million, as compared to a net loss of $7.8 million for the corresponding quarter one year ago. The net loss for the nine months ended June 30, 1997 and 1996 amounted to $31.2 million and $12.3 million, respectively.

Regarding cash flows, operating activities consumed $5.4 million in cash for the nine months ended June 30, 1997. After investing and financing activities, cash balances were reduced by $23.9 million for the same period to $2.4 million at June 30, 1997, as compared to $26.3 million at September 30, 1996.


To help support future cash requirements, the Corporation has in place an amended $25.0 million (maximum value) revolving credit facility, of which $22.4 million was available for borrowings and letters of credit at June 30, 1997. No borrowings were outstanding on this credit facility at June 30, 1997. There were, however, $780,000 of letters of credit outstanding at June 30, 1997. Certain assets of the Corporation, including most accounts receivable and inventories, are pledged as collateral. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories, which may limit available borrowings to less than $25.0 million. The borrowing base under the formula tends to decline at interim points of a quarter (i.e., the borrowing base dropped to a low point of approximately $16.2 million in the quarter ended June 30, 1997).

--------------------------------------

The recently  amended  agreement  requires  conformity  with  various  financial covenants including, among others, restricted net loss performance. The amendment also increases the borrowing rate by 1% and requires the Company to raise at least $10.0 million from proceeds of an equity offering by September 30, 1997, and an additional $10.0 million before January 1, 1998 on terms satisfactory to BNY Financial Corporation.

While no borrowings were outstanding at June 30, 1997, the Company did commence utilizing the credit facility subsequent to June 30, 1997. Borrowings outstanding on the credit facility amounted to $7.3 million at August 7, 1997. Company management recognizes a need to raise additional capital in the near term to support cash requirements in fiscal 1998. As a result, it is actively pursuing alternative sources of funding, such as the sale of equity securities, debentures, and/or assets.

Management also recognizes the need to improve operational performance in anticipation that revenue growth opportunities will take time to develop. A managed cost reduction effort has been implemented with the objective of reducing the Corporation's breakeven point. It is important to note, however, that significant revenue growth will also be required to achieve profitability. The cost reduction efforts include restrictions on hiring and reductions in discretionary and capital spending. Reallocation of resources to prioritized projects is also under review to maximize the productivity of the Corporation's existing workforce.

The Company has continued to invest heavily in research and development activities based on the belief that its ATM and Access products and their related technologies have the potential to deliver substantially higher revenues, and ultimately, shareholder value, on a longer term basis.

Results of Operations
---------------------

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                       Three months ended      Nine months ended
                                            June 30,               June 30,
                                       1997          1996      1997        1996
                                       ------------------      ----------------
Revenues:
   Net product sales                  75.7%        80.1%     79.0%       80.3%
   Service revenue                    21.6         16.9      18.5        16.6
   Leasing revenue                     2.7          3.0       2.5         3.1
                                       ----         ----      ----        ----
                                      100.0        100.0     100.0      100.0
Costs and expenses:
   Costs of revenues                   52.3         52.0      51.3       50.2
   Amortization of capitalized
     software development costs         6.4          5.3       5.8        4.9
   Selling, general and administrative 46.2         39.5      41.3       37.3
   Research and product development    22.7         15.4      19.8       13.8
                                       ----         ----      ----       ----
Operating loss                        (27.6)       (12.2)    (18.2)      (6.2)
                                       ----         ----      ----       ----
Net (loss)                            (29.7)%      (13.7)%   (20.0)%     (7.0)%
                                       ====         ====      ====       ====

---------------------------------
Percentages for the quarter ended June 30, 1997 are affected by the lower-than-expected product revenue base. Noteworthy observations from the year-to-date numbers include: service revenues have remained level despite decreased product revenues and as a result comprise 18.5% of total revenue (versus 16.6% in fiscal 1996); fiscal 1997 total operating expenses, including research and development, amount to 61.1% of revenue, as compared to 51.1% for the nine months ended June 30, 1996; research and product development related expenses when combined with capitalized software amortization amounted to 25.6% and 18.7% of revenue for the nine-month periods ended June 30, 1997 and 1996, respectively, an increase of 6.8%. This increase reflects the Company's continued significant investment in its ATM and Access product development.

Revenues
--------

                             Three Months Ended             Nine Months Ended
                                 June 30,                        June 30,
                             ------------------             ------------------
                             1997          1996             1997          1996
                             ----          ----             ----          ----

         Total Revenues      $46,586     $56,569          $156,400     $175,538
         Percent Change      (17.6)%                        (10.9)%


Quarter: The $10.0 million, or 17.6%, revenue decline is principally attributable to product revenues with both domestic and international markets contributing to the decline. From a product line perspective, Access, Internetworking, and ATM revenues were down $5.8 million (26.1%), $3.4 million (27.5%) and $1.1 million (11.9%), respectively. Access products are in transition as older technologies are in decline while newer products are in acceptance cycles. Internetworking products were affected by a $4.0 million international order where the schedule for shipment slipped to the following quarter. The Corporation attributes the lower-than-expected level of its ATM business to longer sales cycle times required as a result of product complexity and new technologies involved in ATM systems. Individual ATM orders are also often larger in size than orders for other products, and the timing of such orders and shipments can generate large quarter-to-quarter fluctuations. Separately, the Company's service operations achieved revenue growth of $505,000, or 5.3%, over the same quarter one year ago. International operations accounted for all of the Service operation's revenue growth. Geographically, international revenues accounted for 51% of total consolidated revenues, as compared to 50% in the corresponding quarter of the previous fiscal year.

Year-to-Date: The year-to-date total revenue decline of $19.1 million, or 10.9%, is attributable to a $17.4 million reduction in product revenue and a $1.6 million reduction in leasing revenues. Access, Internetworking, and ATM product revenues were down $9.2 million (14.3%), $4.0 million (10.0%), and $4.7 million (14.2%) respectively, partially offset with increased licensing revenues of the Company's V.34 technology. Such licensing revenues amounted to $3.9 million through the nine months ended June 30, 1997, an increase of $1.2 million, or 43.9% over the prior year. The explanations for the product revenue declines discussed above for the quarter also apply to the year-to-date numbers. Service revenue is relatively unchanged from the prior year, with a 10.3% increase in international service business offsetting a 6.7% decline in domestic service business. The leasing revenue decline
                                     - 12 -

--------------------
resulted from an unusually high level of revenue in the prior year, attributable to lease renewals and sale of off-lease inventory. Geographically, international revenues accounted for 49% of total consolidated revenues, up from 47% for the same nine-month period one year ago.

Cost of Revenue and Gross Margin
--------------------------------

                                      Three Months Ended      Nine Months Ended
                                            June 30,               June 30,
                                      ------------------      -----------------
                                      1997         1996       1997        1996
                                      ----         ----       ----        ----
Gross margin, before capitalized
 software amortization                $22,222     $27,151     $76,086   $87,447
Percent of revenue                      47.7%       48.0%       48.7%     49.8%

Capitalized software amortization     $3,000      $3,000      $9,000     $8,600
Percent of revenue                       6.4%       5.3%         5.8%      4.9%

-------------------------------------------------------------------------------
Gross margin, after capitalized
 software amortization                $19,222     $24,151     $67,086   $78,847
Percent of revenue                      41.3%       42.7%       42.9%     44.9%


Quarter: Gross margin as a percent of revenues (excluding the amortization of capitalized software development costs) was down 0.3 percentage points from the same quarter one year ago, representing the net impact of: (1) the absorption of fixed production costs over a reduced revenue base, partially offset with improved  margins  realized  on  product  sales;  (2)  service  margins  up  3.0 percentage points reflecting the impact of revenue growth and recently implemented cost containment measures; and (3) leasing margin deterioration of
1.6 percentage points due to an unusually high revenue level achieved in the prior fiscal year.

Year-to-Date: Year-to-date gross margins (excluding the amortization of capitalized software development costs) were down 1.1 points from the prior year, reflecting the combined impact of a minor reduction in margins realized on product sold, the absorption of fixed production costs over a reduced revenue base, and reduced service margins partially offset with an increased level of high-margin V.34 licensing revenue. The reduced service margins (down 1.6 points) are attributable to the increase in international service business which relies more heavily on the use of outside service contracts which produce lower margins.

Separately, amortization of capitalized software development cost amounted to $3.0 million in the quarters ended June 30, 1997 and 1996, and $9.0 million and $8.6 million in the nine-month periods ended June 30, 1997 and 1996, respectively.

Selling, General and Administrative Expenses
--------------------------------------------

                                    Three Months Ended        Nine Months Ended
                                         June 30,                  June 30,
                                    ------------------        ----------------
                                     1997         1996        1997         1996
                                     ----         ----        ----         ----
        Selling, General and
          Administrative Expenses   $21,518     $22,308    $64,654      $65,395
        Percent Change               (3.5)%       -         (1.1)%          -
        As Percent of Revenue         46.2%       39.4%      41.3%        37.3%

Due to cost containment efforts, selling, general, and administrative expenses were down from the prior year in both the three and nine months ended June 30, 1997. The reduction for this quarter, representing the first quarter of our recently implemented cost containment program, amounted to $790,000, or 3.5%, from the same quarter one year ago. However, reduced revenue levels for both the quarter and nine months ended June 30, 1997 resulted in an increased level of selling, general, and administrative costs as compared to the prior fiscal year when measured as a percent of revenue.

Research and Product Development Costs
--------------------------------------

                                      Three Months Ended     Nine Months Ended
                                           June 30,               June 30,
                                      ------------------     -----------------
                                       1997         1996     1997         1996
                                       ----         ----     ----         ----

         Gross Expenditures         $13,582       $11,738   $40,004    $32,844
         Percent Change               15.7%          -        21.8%         -
         As Percent of Revenue        29.2%        20.7%      25.6%      18.7%
         ---------------------------------------------------------------------
         Costs capitalized          $3,000       $ 3,000    $ 9,107    $ 8,586
         As Percent Gross Spend      22.1%         25.6%      22.8%      26.1%
          ____________________________________________________________________

         Net R&D Expense            $10,582      $8,738     $30,897    $24,258
         Percent Change               21.1%         -         27.4%        -
         As Percent of Revenue        22.7%       15.4%       19.8%      13.8%

         ---------------------------------------------------------------------

Quarter: The Company continues to invest heavily in research and product development. Gross research and product development spending, before deduction for capitalized software development costs, increased to $13.6 million in the third quarter of fiscal 1997, up $1.8 million or 15.7% from the $11.7 million spending level in the corresponding quarter one year ago. This spending increase is attributable to increased headcount (up 35 persons), related support costs, and an increased utilization of outsourced product development services. Most of the increase is associated with an ATM product development

--------------------------------------------------

activity, including development of our Strobos ATM product line. The combination of a spending increase and a reduced revenue base caused gross research and development spending to increase to 29.2% of revenue, as compared to 20.7% in the same quarter one year ago. Capitalized software development costs were $3.0 million in both of the quarters ended June 30, 1997 and 1996.

Year-to-Date: Year-to-date research and development spending follows similar trends, with gross spending for the nine months ended June 30, 1997 up $7.2 million, or 21.8%, from the corresponding period of fiscal 1996. The causes of the spending increase are consistent with those discussed above. Capitalized software development costs for the nine months ended June 30, 1997 were $9.1 million as compared to $8.6 million for the corresponding period of fiscal 1996.

The complexity of the ATM technology has and will continue to demand significant research and product development investment. To retain an effective pool of available engineering talent, the Corporation operates research and development facilities in four locations including the United States (Middlebury, Connecticut and Boston, Massachusetts), Canada, and the United Kingdom.

Other Income and Expense
------------------------

Please reference Note 7 on page 9 for a detailed discussion of other income and expense.

Income Tax Provisions
---------------------

Tax provisions recorded by the Corporation, principally for foreign income and domestic state taxes, amounted to $100,000 and $300,000 in the quarters ended June 30, 1997 and 1996, respectively. Year-to-date tax provisions amounted to $300,000 and $900,000 for fiscal 1997 and 1996, respectively. As noted in the Corporation's Form 10-K filed for the year ended September 30, 1996, the Corporation has significant federal net operating loss carryforwards available. However, based on the Corporation's past financial performance and the uncertainty of ultimate realization of such carryforwards, no deferred tax asset (or related deferred tax benefit) has been recorded in the Corporation's financial statements.

Foreign Currency Risk
---------------------

Foreign currency fluctuations did not have a material impact on trends reflected in the Corporation's financial statements. No individual foreign subsidiary operation represents a material percentage of consolidated revenue or net worth. However, if international subsidiary operations (i.e., Canada, Germany, France, and Mexico) experience strong revenue growth in the future, the likelihood of foreign currency fluctuations impacting trends reflected in the Corporation's financial statements could increase, especially if the U.S. dollar continues to strengthen against the respective currencies. Separately, subsidiaries have some U.S. dollar denominated liabilities. The impact of foreign currency fluctuations on such amounts are recorded as a component of "Other Income and Expense" in the Corporation's statements of operations. Please reference Notes 6 and 7 on pages 8 and 9, respectively, for further discussion.

LIQUIDITY AND CAPITAL RESOURCES
------------------------------

The Corporation's cash and cash equivalents amounted to $2.4 million at June 30, 1997 as compared to $26.3 million at September 30, 1996. To help support future cash requirements, the Corporation has in place an amended $25.0 million (maximum value) revolving credit facility, of which $22.4 million was available for borrowings and letters of credit at June 30, 1997. No borrowings were outstanding on this credit facility at June 30, 1997. There were, however, $780,000 of letters of credit outstanding at June 30, 1997. Certain assets of the Corporation, including most accounts receivable and inventories, are pledged as collateral. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories, which may limit available borrowings to less than $25.0 million. The borrowing base under the formula tends to decline at interim points of a quarter (i.e., the borrowing base dropped to a low point of approximately $16.2 million in the quarter ended June 30, 1997).

The recently  amended  agreement  requires  conformity  with  various  financial covenants including, among others, restricted net loss performance. The amendment also increases the borrowing rate by 1% and requires the Company to raise at least $10.0 million from proceeds of an equity offering by September 30, 1997 and an additional $10.0 million before January 1, 1998 on terms satisfactory to BNY Financial Corporation.

While no borrowings were outstanding at June 30, 1997, the Company did commence utilizing the credit facility subsequent to June 30, 1997. Borrowings outstanding on the credit facility amounted to $7.3 million at August 7, 1997. Company management recognizes a need to raise additional capital in the near term to support cash requirements in fiscal 1998. As a result, it is actively pursuing alternative sources of funding such as the sale of equity securities, debentures, and/or assets. Also, please reference "Certain Risk Factors" discussed on page 17.

Other bank debt was relatively unchanged from the prior year-end amounting to $29.1 million and $29.3 million at June 30, 1997 and September 30, 1996, respectively.

Operating
---------

During the nine months ended June 30, 1997, the Corporation's operating activities generated negative cash flow of $5.4 million, as compared to a positive cash flow of $12.4 million for the same period one year ago. The $17.8 million variance is principally comprised of a larger reported net loss ($18.9 million), fluctuations in the level of accounts payable and accrued expenses ($8.1 million), a decline in accounts receivable ($6.1 million source of funds) attributable to reduced sales volume, and an improved days sales outstanding position. The $8.1 million variance in accounts payable and accrued expenses is primarily attributable to trade accounts payable, which were at an abnormally low level as of September 30, 1995. (Inventories showed strong growth in the first half of fiscal 1995 and were subsequently reduced by $8.8 million in the six months ended September 30, 1995. The inventory reduction resulted in an unusually low level of cash expenditure for inventory purchases in early fiscal
1996).

Non-debt working capital excluding cash and cash equivalents decreased $8.2 million to $39.7 million at June 30, 1997 as compared to $47.9 million at September 30, 1996. The reduction is principally comprised of a $9.6 million decrease in accounts receivable attributable to a reduced level of product shipments in the quarter ended June 30, 1997, and improved collection activities (days sales outstanding were reduced to 59 days at June 30, 1997 from 61 days at September 30, 1996).

Investing
---------

Net investments in property, plant, and equipment for the nine months ended June 30, 1997 amounted to $8.7 million, as compared to $10.7 million for the corresponding period of fiscal 1996. The Company continues to closely monitor all requests for capital spending in an effort to preserve cash and limit such investment to instances which appear to offer the greatest return on investment. Separately, investments in capitalized software amounted to $9.1 million and $8.6 million for the nine months ended June 30, 1997 and 1996, respectively. Total investments amounted to $17.8 million and $19.3 million in the nine months ended June 30, 1997 and 1996, respectively. Cash investments in fiscal 1996 were partially offset with $1.0 million in proceeds from the sale of real estate.

Financing
---------

Financing activities during the nine-month period ended June 30, 1997 required the use of $463,000 in cash representing the net effect of $246,000 in debt reduction, payment of $1,350,000 in preferred stock dividends, and receipt of $1.1 million in cash proceeds from the sale of stock through the Company's Employee Stock Purchase Plan and exercise of stock options.

Please reference the discussion under "Liquidity and Capital Resources" above and Note 5 on page 7 regarding on-hand cash balances, a $25.0 million revolving credit facility available to the Company, the terms thereof and amendments thereto, and forward-looking projections which display a need for the Corporation to raise additional capital in the near term to effectively support its cash requirements. The Corporation considers its ability to offer for sale its common stock, preferred stock, warrants, and/or other assets as viable alternative sources of financing, some form of which management expects to execute within the next three months. Execution of such action(s), however, cannot be assured.


CERTAIN RISK FACTORS
--------------------

Continuing Losses: The Company has sustained net losses for the past eleven quarters ending June 30, 1997. There can be no assurance as to when the Company will achieve net income.

Credit Availability: As noted above, the Company's revolving credit facility agreement includes provisions whereby covenant compliance including, among others, restricted net loss performance and obligations to raise additional capital, is required. If the Company fails to comply with the required covenants and a waiver or amendment is not obtained, the Company may be unable to borrow funds under such agreement. In such case the Company will be required to seek other financing to fund its operations, and there can be no assurance the Company will be able to obtain such financing or if obtained, on terms deemed favorable by the Company. Furthermore, in the event the Company does default on its BNY Financial Corporation obligation, such default may result in payment of other outstanding indebtedness to be accelerated.

-----------------------------------------------------

Volatility of Stock Price: The trading price of the Common Stock has fluctuated widely in response to quarter-to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, and changes in earnings estimates by analysts. Any shortfall in revenue or earnings from expected levels could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.

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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES




Part II.  Other Information


  Item 6.   Exhibits and Reports on Form 8-K

            (a) Index of Exhibits

                4.1 Indenture dated May 1, 1997 covering presently unissued 9%
                     Convertible Subordinated Debentures due 2006.


                11. Calculation of Earnings Per Share for the three- and
                     nine-month periods ended June 30, 1997 and 1996.


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

                           GENERAL DATACOMM INDUSTRIES, INC.
                                    (Registrant)

                           /S/ WILLIAM S. LAWRENCE
                           --------------------------
                           William S. Lawrence
                           Senior Vice President and Principal Financial Officer


Dated:  August 14, 1997