Form 10-K
period 1997-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 1997-12-29
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997      Commission File number 1-8086

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES { X } NO { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { X }

The aggregate market value of the voting stock of the Registrant held by nonaffiliates as of November 28, 1997: $99,584,237.

Number of shares of Common Stock and Class B Stock outstanding as of November 28, 1997:
                        19,252,317 Shares of Common Stock
                         2,136,933 Shares of Class B Stock

                      DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report to  Stockholders  for the fiscal year ended September 30, 1997 for
Part II, Items 5, 6, 7 and 8. Corporation's  Proxy Statement (dated December 10,
1997) for the 1998 Annual Meeting of Stockholders for Part III, Items 10, 11, 12 and 13.

                       GENERAL DATACOMM INDUSTRIES, INC.
                               TABLE OF CONTENTS



PART I                                                                    Page

Item 1.   Business                                                          3

Item 2.   Properties                                                       13

Item 3.   Legal Proceedings                                                14

Item 4.   Submission of Matters to a Vote of Security Holders              14

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters                                                          15

Item 6.   Selected Financial Data                                          15

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            15

Item 8.   Financial Statements and Supplementary Data                      15

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                             15

PART III

Item 10.  Directors and Executive Officers of the Registrant               16

Item 11.  Executive Compensation                                           18

Item 12.  Security Ownership of Certain Beneficial Owners and Management   18

Item 13.  Certain Relationships and Related Transactions                   18

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  19

                                     PART I

ITEM 1.  BUSINESS

General DataComm Industries, Inc. (the "Company", "Corporation" or "GDC") was incorporated in 1969 under the laws of the State of Delaware. Unless the context otherwise requires, the terms "Corporation" and "GDC" as used here and in the following pages mean General DataComm Industries, Inc. and its subsidiaries.

Overview

General DataComm Industries, Inc. is a provider of internetworking and telecommunications equipment. Based in Middlebury, Connecticut, the Company is a Delaware corporation that was incorporated in 1969. The Company is focused on providing multiservice provisioning solutions using ATM switching and multiservice access products. The Company designs, assembles, markets, installs and maintains products and services that enable telecommunications common carriers, governments and corporations to better and more cost effectively manage their global telecommunications networks. The Company sells and leases its products primarily to corporations, governments and common carriers (telephone and cable companies) through its own worldwide sales and service organizations as well as OEMs, integrators, local distributors and value-added resellers. The Company's products are assembled primarily in its Naugatuck, Connecticut facility.

The Company's customer base includes: Local Exchange Carriers, including all seven Regional Bell Operating Companies, Bell Canada and GTE; Competitive Access Providers including WorldCom/MFS; Interexchange Carriers including AT&T, MCI and Sprint; corporate end users such as American Airlines, Citicorp, EDS, Chrysler, and Hong Kong & Shanghai Bank; government entities including the British
Ministry of Defense, the French Ministry of State, NASA, the U.S. State Department and many state and local governments; international communications carriers such as Impsat (Argentina and Colombia), Telefonos de Mexico, France Telecom and Deutsche Telekom, and suppliers of central office switching equipment such as Lucent Technologies and LM Ericsson.

The Corporation's executive offices are located at 1579 Straits Turnpike, Middlebury, Connecticut, 06762-1299 and its telephone number is (203) 574-1118.

Strategy

The Company has concentrated its efforts on providing integrated networking solutions and uses its access, multiplexing and ATM products to construct global data, voice and video communications networks. The Company has added ATM and Intelligent Access products to its core product line of multiplexers and internetworking equipment, digital data sets and analog modems and has introduced an end-to-end, multiservice architecture for wide area networking solutions.

In the early 1990's, the Company identified ATM technology as the preferred solution for addressing need for higher network bandwidth to support new data and multimedia applications such as Internet services, telemedicine, videoconferencing and distance learning. ATM provides a significant increase in network capacity, carrying both conventional Local Area Network ("LAN") and Wide Area Network ("WAN") technologies traffic faster and more efficiently than conventional networking technologies. ATM, as a broadband technology, also enables the transmission of voice, video and high-speed data traffic on a single communications line.

By offering ATM solutions to its customers, the Company believes it has enhanced its position as a leading supplier of wide area networking and telecommunications products. The Company's strategy of providing integrated solutions to its customers rests upon:

     Capitalizing on ATM Technology. The Company believes it has a leading position in the edge switch ATM switch market. The following entities have deployed GDC's ATM cell switches in their ATM networks: Bell Canada, MCI, France Telecom, Deutsche Telekom, Chrysler and Burlington Northern. Through OEMs and reseller channels, GDC APEX switches have been supplied to Netherlands PTT, Telefonica de Espana (Spain) and Telia (Swedish telephone company).

     France Telecom, Deutsche Telekom and Netherlands PPT have each built out their multiservice networks to over one hundred APEX switches that provide for LAN interconnect, voice, frame relay and Internet services.

     Providing Cost-Effective Flexible Product Solutions. The Company's product families are designed with architectures that scale to most network sizes, performance and cost requirements. Customers can select the products which are most appropriate to their current needs and migrate to higher capacity products over time. Standardization of a network management protocol across product families allows the end user to utilize a single network management system, which provides value-added capabilities such as extensive alarm reporting, diagnostics and advanced service restoral options for each circuit and unit of equipment in the network.

     Improving Performance Of Customer Networks. The Company's products are designed to improve network efficiency by increasing transmission speed, compressing and consolidating voice and data communication and providing dynamic bandwidth allocation.

     Leveraging Global Customer Base, Distribution and Support. The Company has a worldwide customer base of corporate and government users and telecommunications carriers. The Company has global distribution capabilities, and its ability to provide international customer service and support is critical to customers that run mission-critical applications over their networks.

The Company continues to invest heavily in marketing and engineering resources to promote and develop products for emerging ATM applications. Its contracts with Lucent Technologies, Inc. and LM Ericsson provide a breadth of coverage and opportunity not previously available to GDC.

ATM Market

Background. Improvements in microprocessor technology over the past several years have significantly changed the way users design and build communications networks. Corporations are migrating to client/server architectures in which increasing processing power is located on the desktop. Personal computers ("PCs") and workstations are connected together to form LANs, and large corporations today may have up to several hundred LANs within their enterprise. LANs typically use shared medium technologies like Ethernet, Token Ring and Fiber Distributed Data Interface. These LAN technologies require that all users contend for the available bandwidth and, consequently, as the number of users increases, throughput decreases. In addition, users find that shared medium LANs cannot provide the bandwidth necessary to support today's powerful PCs running communication-intensive applications. As a result, switched-connection architecture is now being implemented in the LAN which is greatly increasing the bandwidth available on the LAN. Many users also have access to remote locations from their desktop. This requires new, advanced access products for LAN to WAN connectivity and efficient WAN switching solutions.

WANs present an additional bottleneck constraining greater deployment of enterprise-wide networks. The underlying WAN architecture of the telephone companies is optimized for low speed, constant bit-rate voice communications. It does not scale well to accommodate high-speed, burst-oriented data communications typical of a LAN. To address this problem, telecommunications carriers have deployed fiber optic transmission facilities in their networks over the past decade and some such companies are beginning to, or have announced their intention to, test and deploy ATM switches as the platform of choice for offering new, value-added services to their customers. The Company believes that the need for more bandwidth in both the LAN and WAN environments to support current data processing and networking applications is a key factor driving demand for ATM products. Increasing numbers of applications combining voice, video and data will demand even more bandwidth than current applications. The Company believes, for example, that the Internet is the single most compelling driver of ATM-based backbone networks.

ATM Segments. The Company believes that ATM has the potential to become a leading transmission technology for communications networks. Within the broader ATM market, the Company has identified the six distinct segments described below and has chosen to pursue the access concentrator, enterprise switch, edge switch and edge concentration and backbone switch segments.

     Workgroup Hub. ATM workgroup hubs are devices used to connect high-speed workstations and servers to form a high performance, local computing environment. Although there can be no certainty as to future developments, the Company expects switched Ethernet and virtual LAN architectures to continue to be the dominant approaches to creating this high-performance local computing environment and anticipates only limited migration to ATM desktop connectivity. The Company believes there may be evolving applications over longer periods of time, such as videomail, which will drive ATM usage. However, in the near term these will remain niche applications and not mass market.

     Access Concentrators. Carrier ATM Services are just beginning to evolve globally. Remote offices, branch offices and medium size business offices are expected to begin subscribing to these new service offerings and will require cost effective access. As in the frame relay services arena where low cost access devices enabled cost efficient services, the Company believes this will occur over the next several years. Key market requirements include low cost adaptation of legacy voice and data, and manageability of the trunk line by both carrier and end user.

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

     Edge Concentration and Backbone Switch. The edge concentration and backbone switch provides an intermediate level of cell switching in a network without requiring the carrier to make massive investments in large core switches. Whereas the primary function of an edge switch is adaptation, the primary functions of an edge concentration and backbone switch are fast, high capacity cell switching, traffic management and very high capacity up-links to the core network. It can also be used as a small core switch. This switch must be fault tolerant and must meet the unique packaging and environmental requirements of telecommunications carriers.

     Central Office Core Switch. At many large central offices, all traffic in the network hierarchy has been converted into ATM cells and the required switches must provide up to several terabytes of throughput. GDC does not intend to address this market directly as GDC views the development costs of these switches to be high and believes this market is currently served by established central office switching providers. Rather, GDC has developed strategic partnerships with participants in this market, such as Lucent Technologies, and LM Ericsson, as a vehicle for enhancing its position in the switch markets that it does address.

GDC's Target ATM Segments. The access concentrator, enterprise switch and edge switch markets that GDC is pursuing address the points in a network where LAN, voice, video and other data applications converge with WANs and the greatest bandwidth bottlenecks exist. The edge concentration and backbone switch market addresses the lower end of the high capacity backbone market (see discussion above). GDC also believes that, at present, these targeted market segments align with the Company's core ATM competencies developed over the last five years.

Products

In fiscal 1997, sales and leases of products represented 81% of revenues while service revenues represented about 19% of revenues. GDC's line of products includes:

ATM Switches and Network Management Systems. GDC currently offers a family of ATM switches and access products for both public and private networks under the GDC APEX name. The APEX product line consists of the APEX-DV2, the APEX-NPX, the APEX-IMX and the APEX-MAC1. In September 1996 the Company introduced APEX-STROBOS, which addresses the edge concentration and backbone switch market. This product is expected to enter trials in the fourth quarter of calendar 1997.

GDC introduced the APEX-MMS (Multimedia Multipoint Server), the industry's first "any band" Multipoint Control Unit (MCU), in September 1996. Part of the ATM broadband family, it can operate on any band (narrow, wide, and broad), and provide audio, video, and data intensive applications like videoconferencing, telemedicine, and distance education. Wide area transport is provided via the shared APEX VIP(TM) family of integrated codecs within the APEX switch, providing Motion JPEG, H.320 and MPEG-2 compression options allowing optimized video-provisioned services.


Switch            Specifications                     Targeted Segment

APEX-STROBOS      Provides up to 25.6 Gbps of        Edge concentration and Backbone
                  capacity and support for up        for common carriers, including
                  to 32 ports of OC-12 links         telephone and cable television
                  within a single shelf, utilizing   companies.
                  DC or AC power supplies.

APEX-DV2          Provides up to 6.4 Gbps of         Enterprise switch for corporate
                  capacity and support for up to     and government users.
                  64 ports within a single shelf,
                  utilizing AC power supplies.

APEX-NPX          Provides up to 6.4 Gbps of         Edge switch for common carriers,
                  capacity and support for up to     including telephone and cable
                  64 ports within a single shelf,    television companies.
                  utilizing DC power supplies.

APEX-IMX          Provides up to 2.8 Gbps of         Lower capacity enterprise switch for
                  capacity and support for 14        corporate and government users and
                  to 28 ports within a single        common carriers.
                  shelf.

APEX-MAC1         Provides up to 1.6 Gbps of        Access concentrator for corporate
                  capacity and support for 8 to     and government users and common
                  16 ports within a single          carriers.
                  enclosure.



GDC's APEX-Prosphere network management suite of applications supports GDC's APEX ATM switches. The network management platform offers a powerful, object-oriented system employing a graphical user interface for ATM network management via the industry-standard Simple Network Management Protocol. The APEX-Prosphere enables a network manager to configure APEX switches, provision APEX circuits, build the ATM switch network and monitor that network, including the capacity and utilization of each ATM node and the status of all other components of the network.

Several major carriers have begun deploying GDC APEX ATM switches as their platform for provisioning new differentiated data communications services. During 1997 and 1998, some GDC APEX customers will add standards-based voice over ATM which offers compression, silence suppression and idle detection over available bit rate services. This allows cost efficient provisioning of both voice and data services. A number of corporate customers also have purchased APEX switches. GDC believes its family of APEX switches have the following competitive features:

   - Scalability, allowing a customer to construct a multitiered switch network that scales in price and performance and offers multiple services over one platform.
   - Flexibility, providing the customer with comprehensive interfaces and adaptation capabilities.
   - Traffic  management   architecture,   providing  networks  with  traffic
     policing, traffic shaping, traffic prioritization and buffer management capabilities.
   - Switched virtual circuits, dynamically establishing connections on an end-to-end basis.

Selling prices vary directly with the size and complexity of the systems being ordered.

Multiplexers/Internetworking Products. GDC's multiplexer and internetworking products family includes systems for both branch office and corporate backbone locations which integrate voice, traditional data, video and LAN traffic over narrowband (56/64 Kbps) or wideband (fractional T1/E1 and T1/E1) digital services. By consolidating multiple forms of traffic over a single transmission line, these products significantly decrease an end user's network costs. GDC's products integrate both time division multiplexing and packet switching (used for LAN routing and frame relay switching), thereby providing a flexible networking platform.

For corporate backbone locations, GDC offers the TMS 3000 which supports a wide range of voice, facsimile, LAN, traditional data and video applications. The Office Communications Manager ("OCM"), a cost-effective networking solution for the branch office location, operates with the TMS 3000 as part of a network and offers the integration of voice, LAN routing, frame relay and traditional data at speeds ranging from 9.6 Kbps to T1/E1.

The Metroplex 6000, introduced in 1996, is an intelligent access multiplexer designed for cost-effective access to a variety of data and voice services which can feed into the corporate backbone. Additional enhancements for increased data flexibility, additional voice interfaces, network management and an international E1 interface were added in 1997.

The Universal Access System 7000 is a service provisioning multiplexer which allows service providers to deliver digital services over copper loop systems, reducing both cost and service provisioning time.

GDC is leveraging its digital transmission expertise by pursuing international markets. In China and in developing countries in Latin America and the Pacific Rim, there is insufficient copper wire installed to support the growing demand for communications services. GDC believes it is responding to these needs by offering the Universal Access System 7000 that utilizes transmission technologies like 2B1Q (Two Binary One Quaternary) and HDSL (High speed Digital Subscriber Line). These products offer much higher transmission speeds while using half of the copper wire pairs normally required to provision private line services.

In corporate backbone environments requiring broadband speeds and services, GDC APEX ATM switches can be used. The TMS 3000 and OCM can feed into the APEX switch enabling GDC to offer an integrated networking solution which scales from small remote or branch locations into regional wideband backbones and ultimately into ATM-based broadband backbones.

Selling prices vary widely depending upon the size and complexity of the system being ordered.

Digital Data Sets. Digital data sets are used to convert and interpret signals from computers and communications equipment into a form that is acceptable for transmission over telecommunications facilities. GDC offers a broad set of narrowband digital data sets that run at various speeds up to 64 Kbps and wideband digital data sets operating at fractional T1 and T1 speeds. GDC supplies its digital data sets to the major North American telephone companies and various end users. GDC continues to enhance its digital transmission product line by combining higher transmission speeds with value-added capabilities including data compression, concentration, protocol adaptation/conversion and network management. This enables GDC to offer differentiated, and, in some cases, unique transmission solutions. The SpectraComm 5000 family of network managed CSU/DSU products is the latest generation of digital products which are targeted at large managed digital networks.

Analog Modems. Analog modems convert digital computer signals to a format that can be transmitted over telephone lines. The market for private line modems has been shrinking as telephone networks move from an analog to a digital format. However, with the growth of telecommuting and Internet access, the market for dial-up modems is continuing to grow. GDC offers a broad range of private line and dial-up analog modems operating at all standard speeds up to 33.6 Kbps.

Separately, the Company has entered into technology agreements whereby licensees, including certain semiconductor manufacturers who provide V.34 modem-integrated circuit chips for the mass modem market, pay the Company license fees for the use or sale of specific V.34 patented technology.

Acquisition Strategy

As part of its business strategy, the Corporation has, in the past, reviewed acquisition opportunities, including those which may complement its product lines, provide access to emerging technologies or enhance market penetration. In November 1993, the Corporation acquired Netcomm for $5.5 million in cash and $1.8 million in Common Stock. Future acquisitions could be for stock or cash or a combination thereof and could be substantially larger than past acquisitions. The Corporation at this time has no understandings or commitments to make any acquisitions and there can be no assurances that any acquisitions will be made.

Marketing, Sales and Customers

The Company's products and services are marketed throughout the world. GDC's sales and marketing organization, which at September 30, 1997 consisted of approximately 428 employees, is organized on a worldwide basis to address three market segments: (1) corporate and government end users; (2) common carriers: and (3) indirect sales through original equipment manufacturers ("OEMs"), value-added resellers, distributors and system integrators. In the United States, the Company sells, leases and services its equipment primarily through its own sales and service groups, which include separate geographic sales and technical support organizations for corporate and government end users and common carrier markets. A National Resellers Division is part of the U.S. Sales organization to more aggressively pursue distributors, value-added resellers and system integrators as channels to market. No customer accounted for 10% or more of the Company's revenues during any of the past three fiscal years.

Internationally, GDC maintains full subsidiary operations in Canada, the United Kingdom, Mexico, France, Germany, Russia, Singapore, Venezuela, Brazil and Australia. Sales and technical support offices are maintained in Sweden, Japan, Hong Kong, China and Argentina. In total, the Company manages a worldwide distribution network with representatives in more than 60 countries. International operations represented approximately 52% of the Company's revenues in fiscal 1997 as compared to 47% in fiscal 1996. GDC's foreign operations are subject to all the risks inherent in international operations.

Selected users of the Corporation's products include:


Telecommunications       Commercial                       Financial Services
------------------       ----------                       ------------------

  Alascom                American Airlines                BITAL (Mexico)
  Ameritech              Burlington Northern/Santa Fe     CIBC (Canada)
  AT&T                   Chrysler                         Citicorp
  Bell Atlantic          EDS                              Fiserv
  Bell Canada            Harris                           Hong Kong & Shanghai Bank
  BellSouth              Hitachi                          Shawmut Bank
  Deutsche Telekom       Lockheed                         Telerate Systems
  France Telecom         Loral                            Wheat First Butcher & Singer
  Guangdong PTA (China)
  GTE                    Government                       Suppliers
  Impsat (Argentina,     ----------                       ---------
    Columbia)            British Ministry of Defense      LM Ericsson
  MCI                    French Ministry of Defense       Lucent Technologies
  Netherlands PTT        Los Angeles, City and County
  NYNEX                  NASA
  Pacific Bell           New York City Transit Authority
  SNET                   U.S. State Department
  Southwestern Bell      Various state governments, including
  Sprint                   California, Florida, Iowa, Kentucky
  Telefonos de Mexico      Michigan, Ohio and Texas
  US West


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

Industry and geographic area information is included in Note 9 of "Notes to Consolidated Financial Statements." See "Index to Financial Statements and Schedules" on page F-1 in this report.

Customer Service and Support

In February of 1997, GDC restructured its service division to form an integrated worldwide service organization providing comprehensive technical support for its telecommunications carrier, corporate and government customers that run critical applications over their networks. Regional service entities, located in strategic locations around the world, directly provide support capabilities, augmented by third party service partners when necessary. Authorized global distributors provide complimentary support services and participate in service certification programs further enhancing the global reach of the service organization. In September 1997, the service division was incorporated as a wholly owned subsidiary of General DataComm Industries, Inc. under the name VITAL Network Services, Inc.

VITAL's traditional support programs include product repair, logistics support, installation, on-site maintenance and technical support. A Professional Services portfolio includes educational services, on-line network management and network audits. Global services are supported by field service engineers, technical support staff, professional service consultants and 4 Technical Operations and Assistance Centers (TOAC) located in the U.S., Mexico, England and Singapore. TOACs in the US and United Kingdom are staffed 24 hours a day, 365 days a year with the others providing business day coverage. VITAL offers various value added services, including First Response, an out-tasking service by which TOAC Technicians monitor and manage customer networks on a remote basis. Customers of VITAL's service and support programs include New York City Transit, Lucent Technologies, Hong Kong Bank, Allegiance, State of Iowa and Volvo. At September 30, 1997, VITAL had 295 people engaged in service and support activities worldwide. Recently, VITAL expanded its value-add support capability to provide multivendor product support to its customer base, establishing itself as a premier provider of services for system integrators and other manufacturers of synergistic networking products worldwide.

Research, Engineering and Product Development

In order to develop and implement new technology in the data, voice and video communications industry and to broaden the applications for its products, the Corporation has significant ongoing engineering programs for product improvement and new product development. At September 30, 1997, 415 employees were engaged in research and development activities. To expand its pool of available talent, the Corporation conducts research and development activities in four locations. In addition, the Corporation utilizes contractors and outside developers for product development. Development for all transmission products, multiplexer and internetworking products, enhancements to the APEX-ATM switch products and continuation engineering activities occur in the Technology Research Center in Middlebury, Connecticut. The Multimedia Research Center in Montreal, Quebec, focuses on ATM-based video and multimedia applications and solutions. The Boston Research Center in Marlborough, Massachusetts, focuses on LAN-to-ATM and IP (Internet Protocol) switching applications using APEX-ATM products, and the Advanced Research Centre in Basildon, England, focuses on next-generation ATM hardware and software.

The combination of research, development and capitalized software spending amounted to 25.5%, 19.4% and 18.3% of revenues in fiscal 1997, 1996 and 1995, respectively. In order to support its commitment to new products and technologies, the Corporation expects to continue a high level of spending on research and product and software development.

Manufacturing

GDC's principal assembly plant is a Corporation-owned, 360,000 square foot facility located in Naugatuck, Connecticut, of which approximately 45% is currently being utilized for manufacturing (30% is used for other GDC operations and 25% is vacant). The Corporation also outsources the manufacturing and assembly of certain subassemblies, generally high volume circuit boards and power and packaging items. Outsourced products represented approximately 34% of the manufacturing assembly during the 1997 fiscal year.

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

Reliance on Key Components and Subcontractors

The Corporation's products use certain components, such as microprocessors, memory chips and pre-formed enclosures that are acquired or available from one or a limited number of sources. The Corporation has generally been able to procure adequate supplies of these components in a timely manner from existing sources. While most components are standard items, certain application-specific integrated circuit chips, used in many of the Corporation's products, are customized to the Corporation's specifications. The suppliers of components do not operate under contract. The Corporation's inability to obtain a sufficient quantity of components when required, or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially affect the Corporation's operating results in any given period. In addition, the Company sometimes relies on subcontractors for product production. The inability of such subcontractors to deliver products in a timely fashion or in accordance with the Company's quality standards could materially affect the Corporation's operating results.

Competition

Each of the segments of the telecommunications and networking industries is intensely competitive. Many of the Company's current and prospective competitors have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources.

Many of the participants in the networking industry, including, among others, Nortel, Cisco, ADC Telecommunications, Ascend Communications, Siemens, FORE Systems and Newbridge Networks have targeted the WAN ATM market segment. Other companies are expected to follow. In addition, traditional suppliers of central office switching equipment such as Alcatel, Lucent Technologies, DSC Communications, Fujitsu, Hitachi and LM Ericsson have already or are expected to offer ATM-based switches for central offices. Each competitor offers a unique solution and all are formidable competitors.

The Company is not anticipating growth in its market share for such products. However, the Company believes it can maintain such share as the overall market for ATM-based products expands. There can be no assurance that the Company will be able to attain this objective.

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

Employee Relations

At September 30, 1997, the Corporation employed 1,727 persons, of whom 415 were research and development personnel, 448 were manufacturing personnel, 428 were employed in various selling and marketing activities, 295 were in customer support services and 141 were in general and administrative activities.

No Corporation employees are covered by collective bargaining agreements. The Corporation has never experienced a work stoppage and considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

The principal facilities of the Corporation are as follows:

Middlebury, Connecticut -- executive offices of the Corporation and DataComm
                           Leasing Corporation located in a 120,000 square foot facility owned by the Corporation

Naugatuck, Connecticut --  principal assembly, test and systems integration operations and global services division located in a 360,000 square foot facility owned by the Corporation

Middlebury, Connecticut -- engineering organization located in a 275,000 square foot facility leased through 2003 by the Corporation; approximately 72,000 square feet are sub-leased to a third party through June 30, 2001

Wokingham, England --      sales, service, and administrative offices
                           (including a parking garage)located in a 36,000 square foot facility owned by General DataComm
                           Limited

Toronto, Canada --         sales and administrative offices located in a 12,000
                           square foot facility leased through November 2004 by General DataComm Ltd.

Montreal, Canada --        a 20,000 square foot  research, sales and service
                           facility leased through February 2000 by General
                           DataComm Ltd.

Paris, France --           sales, service and administrative offices located in
                           a 5,500 square foot facility leased through April
                           2006 by General DataComm France SARL

Mexico City, Mexico --     sales, service and administrative offices located in
                           a 3,230 square foot facility leased through June 14, 2001 by General DataComm de Mexico S.A. de C.V.

Basildon, England --       engineering organization located in an 8,500 square
                           foot facility owned by General DataComm Advanced
                           Research Centre Limited

In addition, the Corporation leases sales, service and engineering offices throughout the United States and in international locations.

The Corporation is presently utilizing 75% of the 360,000 square-foot Naugatuck, Connecticut facility, including 45% being utilized by the Corporation's manufacturing (assembly, test and systems integration) operations. The plant is currently operating at 46% utilization by running partial first and second shifts. With two full shifts, the aggregate productive capacity would be approximately 406,000 printed circuit boards per year. The Corporation has the capability of adding a third shift should product demand require it.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II



ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the section entitled "Common Stock Prices" on page 15 of the Corporation's 1997 Annual Report to Stockholders.(1)

ITEM 6.    SELECTED FINANCIAL DATA

The  information  required by this item is  incorporated  by reference  from the
section  entitled   "Five-Year  Selected  Financial  Data"  on  page  1  of  the
Corporation's 1997 Annual Report to Stockholders.(1)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 9 through 15 of the Corporation's 1997 Annual Report to Stockholders.(1)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference from pages 16 through 31 of the Corporation's 1997 Annual Report to Stockholders or is included elsewhere in this annual report on Form 10-K.(1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

_____________________
(1) Such information is also included in Exhibit 13 of this Form 10-K report as filed with the Securities and Exchange Commission.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors is incorporated by reference from the section "ELECTION OF DIRECTORS" in the Corporation's Proxy Statement for the 1998 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the Corporation's fiscal year ended September 30, 1997.

Name                      Position                                       Age

Charles P. Johnson       Chairman of the Board of Directors
                         and Chief Executive Officer                     70

Ross A. Belson           President and Chief Operating Officer           61

Frederick R. Cronin      Vice President, Corporate Technology and
                          a Director                                     66

Robert S. Smith          Vice President, Business Development            64

William S. Lawrence      Senior Vice President, Finance and
                         Chief Financial Officer                         54

James R. Arcara          Vice President, Corporate Operations            62

Dennis J. Nesler         Vice President and Treasurer                    54

William G. Henry         Vice President and Corporate Controller         48

V. Jay Damiano           Senior Vice President, U.S. Sales               52

Lloyd Atkinson           Vice President, Marketing                       53

P. John Woods            Vice President, Global Services                 49

Howard S. Modlin         Secretary and a Director                        65

____________________________

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

Mr. William G. Henry, Vice President and Corporate Controller, joined the Corporation as Corporate Controller in January 1984, was appointed an officer of the Corporation in June 1989 and was appointed Vice President in February 1996.

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

Mr. P. John Woods, Vice President, Global Services, has been with the Corporation since February 1993, and was appointed to his current position effective October 1996. Before joining the Corporation, Mr. Woods held positions with Digital Equipment Corporation and Philips.

Mr. Howard S. Modlin, Secretary, an attorney and member of the firm of Weisman Celler Spett & Modlin P.C., has been Secretary and counsel to the Corporation since its formation.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the section entitled "Executive Compensation and other Transactions with Management" in the Corporation's Proxy Statement dated December 10, 1997(1).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  required  by Item 12 is  incorporated  by  reference  from the
section  entitled  "Security   Ownership  of  Directors  and  Officers"  in  the
Corporation's Proxy Statement dated December 10, 1997(1).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the section entitled "Executive Compensation and other Transactions with Management" in the Corporation's Proxy Statement dated December 10, 1997(1).


_________________
(1) The Corporation's Proxy Statement will be filed with the commission within 120 days after the end of the Corporation's fiscal year ended
    September 30, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements - see "Index to Financial Statements and Schedules" on page F-1 of this report.

    (2) Financial Statement Schedule - See "Index to Financial Statements and Schedules" on page F-1 of this report.

    (3) Exhibits - See Exhibit Index on page 20 of this report.


(b)  Reports on Form 8-K.

     On October 8, 1997, the Corporation filed a Report on Form 8-K reporting the issuance of $25 million of 7-3/4% convertible senior subordinated debentures which mature on September 30, 2002 (if not converted) and accrue interest at the rate of 7-3/4% per annum. The debentures were issued to a group of qualified institutional buyers and accredited investors.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          (cont'd)


                                  EXHIBIT INDEX


Exhibit No.                  Description

 3.1   Restated Certificate of Incorporation of the Corporation.(1)
 3.2    Amended and Restated By-Laws of the Corporation.(2)
 4.1 Certificate of the Powers, Designation, Preferences, Rights and Limitations of 9% Cumulative Convertible Exchangeable Preferred Stock(3)
 4.2 Indenture dated May 1, 1997 covering presently unissued 9% Convertible Subordinated Debentures due 2006.(4)
 4.3 Supplemental indenture, dated September 26, 1997, which amends the May 1, 1997 Indenture covering presently unissued 9% Convertible Subordinated Debentures due 2006.
 4.4 Indenture dated September 26, 1997 covering issued 7-3/4% Convertible Senior Subordinated Debentures due 2002.(5)
10.1 Transfer of Receivables Agreement between DataComm Leasing Corporation and Sanwa Business Credit Corporation.(6)
10.2    1979 Employee Stock Purchase Plan.(7)
10.3    1983 Stock Option Plan.(8)
10.4    1984 Incentive Stock Option Plan, and related amendments.(9)
10.5    1985 Stock Option Plan.(10)
10.6    1991 Stock Option Plan.(11)
10.7 Retirement Savings and Deferred Profit Sharing Plan, and related amendments.(12)
10.8 Credit Agreement between General DataComm Industries, Inc. and The Chase Manhattan Bank.(13)
10.9    Loan and Security Agreement between General DataComm Industries, Inc.
        et al. and Transamerica Business Credit Corporation, et al.
11. Calculation of Loss Per Share for the fiscal years ended September 30, 1995, 1996 and 1997.
13. Annual Report to Stockholders for the year ended September 30, 1997. Portions of the Annual Report to Stockholders for the year ended September 30, 1997 which have been incorporated by reference are deemed to be "filed" (and are included as Exhibit 13 in our electronic filing with the Commission). All remaining portions of the Annual Report to Stockholders will be furnished for the information of the Commission and are not deemed "filed."
21.     Subsidiaries of the Registrant.
23.     Consent of Independent Accountants.

_______________________
1 Incorporated by reference from Exhibit 3.1 to Form 10-Q for quarter ended June 30, 1988. Amendments thereto are filed as Exhibit 3.1 to Form 10-Q for quarter ended March 31, 1990.
2 Incorporated by reference from Exhibit 3.2 to Form 10-K for year ended September 30, 1987.
3     Incorporated by reference from Exhibit 4 to Form 8-K dated October 8,
      1996.
4 Incorporated by reference from Exhibit 4.1 to Form 10-Q for quarter ended June 30, 1997.
5     Incorporated by reference from Exhibit 4 to Form 8-K dated October 8, 1997
6 Incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended June 30, 1989
7 Incorporated by reference from Part II of prospectus dated September 30, 1991, contained in Form S-8,Registration Statement No. 33-43050.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          (cont'd)


                             EXHIBIT INDEX (cont'd)

8 Incorporated by reference from Exhibit 1(c) to Form S-8, Registration Statement No. 2-92929. Amendments thereto are incorporated by reference and filed as Exhibit 10.3 to Form 10-Q for quarter ended December 31, 1987 and as Exhibit 10.3.1 to Form 10-Q for quarter ended June 30, 1991.

9 Incorporated by reference from Exhibit 1(a), Form S-8, Registration Statement No.2-92929. Amendments thereto are incorporated by reference and filed as Exhibit 10.2 to Form 10-Q for quarter ended June 30, 1991,
      Exhibit 10.19 to Form 10-K for year ended September 30, 1987 and
      Exhibit 10.2 to Form 10-Q for quarter ended December 31, 1987.

10 Incorporated by reference from Exhibit 10a, Form S-8, Registration Statement No. 33-21027. Amendments thereto are incorporated by reference from Part II of prospectus dated August 21, 1990, contained in Form S-8, Registration Statement No. 33-36351 and as Exhibit 10.3.2 to Form 10-Q for quarter ended June 30, 1991.

11    Incorporated by reference from Form S-8, Registration Statement No.
      333-35299.

12 Incorporated by reference from Form S-8, Registration Statement No. 33-37266. Amendments thereto are incorporated by reference to Exhibit
      10.16 to Form 10-Q for the quarter ended December 31, 1996.

13 Incorporated by reference from Exhibit 10.21 to Form 10-K for the year ended September 30, 1993.

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

Dated:  December 22, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                         Title                      Date


__________________________        Chairman of the Board      December 22, 1997
CHARLES P. JOHNSON                and Chief Executive Officer



__________________________        Senior Vice President,      December 22, 1997
WILLIAM S. LAWRENCE               Finance and Principal
                                  Financial Officer



__________________________        Vice President and          December 22, 1997
WILLIAM G. HENRY                  Corporate Controller



__________________________        Director and Secretary      December 22, 1997
HOWARD S. MODLIN



__________________________        Director                    December 22, 1997
LEE M. PASCHALL



__________________________        Director and                December 22, 1997
FREDERICK R. CRONIN               Vice President, Corporate
                                  Technology



________________________          Director                    December 22, 1997
JOHN L. SEGALL

                        General DataComm Industries, Inc.
                                and Subsidiaries
                   Index to Financial Statements and Schedules



Financial Statements Incorporated by Reference

The consolidated financial statements of General DataComm Industries, Inc. and Subsidiaries and the Report of Independent Accountants related thereto are incorporated herein by reference from pages 16 through 31 of the Corporation's Annual Report to Stockholders for the year ended September 30, 1997. Such information is also included in Exhibit 13 of this Form 10-K report (as filed with the Securities and Exchange Commission). The Corporation's 1997 Annual Report to Stockholders is not deemed to be "filed" as part of this Form 10-K report except for those portions thereof specifically incorporated by reference.

Financial Statements and Schedule Included                      Page


Report of Independent Accountants                               F-2

Consolidated Financial Statement Schedule:

   II.  Valuation and qualifying accounts for the years
        ended September 30, 1997, 1996 and 1995.                F-3


Financial Statements and Schedules Omitted

Financial statements and schedules other than those incorporated by reference above or included herein are omitted because they are not required or because the required information is presented elsewhere in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of General DataComm Industries, Inc.

  Our report on the consolidated financial statements of General DataComm Industries, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 31 of the Annual Report to Shareholders of General DataComm Industries, Inc. and Subsidiaries for the year ended September 30, 1997 (Exhibit
13). In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index on Page
F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                COOPERS & LYBRAND, L.L.P.

Stamford, Connecticut
December 22, 1997

   General DataComm Industries, Inc. and Subsidiaries
   Schedule II - Valuation and Qualifying Accounts
   For the Years Ended September 30, 1997, 1996 and 1995
   (In Thousands)



                                            Additions
                             Balance at     Charged to                Balance
                             Beginning      Costs and                 at End
                             of Period      Expenses     Deductions   of Period
                             ---------      ----------   ----------   ---------
                                                            (b)
   1997
   Allowance for doubtful
   receivables (a)             $1,768        $285          $350        $1,703
                               ======        ====          ====        ======


   1996
   Allowance for doubtful
   receivables (a)             $1,704        $121          $57          $1,768
                               ======        ====          ====        =======


   1995
   Allowance for doubtful
   receivables (a)             $1,618        $252          $166         $1,704
                               ======        ====          ====         ======
   ------------------------
   (a) Deducted from asset accounts.
   (b) Uncollectible accounts written off, net of recoveries.