Form 10-Q
period 1997-12-31
GENERAL DATACOMM INDUSTRIES INC
filed 1998-02-13
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1997

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

                                    Yes X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
         Title of Each Class                       at December 31, 1997

  Common Stock, $.10 par value                            19,252,317
  Class B Stock, $.10 par value                            2,136,933


                  Total Number of Pages in this Document is 20.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                Page No.
Part I.    Financial Information

           Consolidated Balance Sheets -
           December 31, 1997 and September 30, 1997                3

           Consolidated Statements of Operations
           and Accumulated Deficit - For the Three Months
           Ended December 31, 1997 and 1996                        4

           Consolidated Statements of Cash Flows - For the
           Three Months Ended December 31, 1997 and 1996           5

           Notes to Consolidated Financial Statements              6

           Management's Discussion and Analysis
           of Financial Condition and Results of Operations       11


Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K               19

                          PART I. FINANCIAL INFORMATION

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  December 31,    September 30,
In thousands except shares                            1997             1997
-------------------------------------------------------------------------------
ASSETS:                                           (Unaudited)
Current assets:
    Cash and cash equivalents                        $22,248        $21,526
    Accounts receivable, less allowance for
      doubtful receivables of $1,599 in
      December and $1,703 in September                32,052         33,193
    Inventories                                       40,680         41,749
    Deferred income taxes                              1,925          2,244
    Other current assets                               7,028          7,903
-------------------------------------------------------------------------------
Total current assets                                 103,933        106,615
===============================================================================
Property, plant and equipment, net                    45,598         46,427
Capitalized software development costs, net           23,500         23,500
Other assets                                           9,565         10,793
-------------------------------------------------------------------------------
                                                    $182,596       $187,335
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current portion of long-term debt                  $8,534         $7,569
   Accounts payable, trade                            13,463         15,245
   Accrued payroll and payroll-related costs           9,098          6,990
   Deferred income                                     5,546          6,527
   Other current liabilities                          20,139         18,358
-------------------------------------------------------------------------------
Total current liabilities                             56,780         54,689
===============================================================================
Long-term debt, less current portion                  57,033         49,293
Deferred income taxes                                  2,449          2,789
Other liabilities                                        579            536
-------------------------------------------------------------------------------
Total liabilities                                    116,841        107,307
===============================================================================
Commitments and contingent liabilities                    -               -
Stockholders' equity:
   Preferred stock, par value $1.00 per share,
     3,000,000 shares authorized; issued and
     outstanding: 800,000 shares of 9% cumulative
     convertible exchangeable preferred stock with
     a $20 million liquidation preference               800            800
   Class B stock, par value $.10 per share,
     35,000,000 shares authorized; issued and
     outstanding: 2,136,933 in December and
     September                                          214            214
   Common stock, par value $.10 per share,
     35,000,000 shares authorized; issued and
     outstanding: 19,582,699 in December and
     19,582,661 in September                          1,958          1,958
   Capital in excess of par value                   149,864        149,864
   Accumulated deficit                              (82,184)       (67,874)
   Cumulative foreign currency translation
     adjustment                                      (2,452)        (2,489)
   Common stock held in treasury, at cost:
     330,382 shares in December and September        (2,445)        (2,445)
-------------------------------------------------------------------------------
Total stockholders' equity                           65,755         80,028
-------------------------------------------------------------------------------
                                                   $182,596       $187,335
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)
                                                         Three Months Ended
                                                             December 31,

In thousands, except per share data                      1997            1996
-------------------------------------------------------------------------------
Revenues:
  Net product sales                                     $37,500         $48,220
  Service revenue                                         9,481           9,485
  Lease revenue                                           1,238           1,338
-------------------------------------------------------------------------------
                                                         48,219          59,043
-------------------------------------------------------------------------------
Costs and expenses:
  Cost of product sales                                  18,836          23,117
  Amortization of capitalized software
    development costs                                     3,000           3,000
  Cost of service revenue                                 6,763           6,789
  Cost of lease revenue                                     137             138
  Selling, general and administrative                    20,242          21,449
  Research and product development                        8,934           9,673
  Restructuring of operations                             2,500              --
-------------------------------------------------------------------------------
                                                         60,412          64,166
-------------------------------------------------------------------------------
Operating loss                                          (12,193)         (5,123)
-------------------------------------------------------------------------------
Other income (expense):
  Interest, net                                          (1,396)           (339)
  Other, net                                                (71)           (112)
-------------------------------------------------------------------------------
                                                         (1,467)           (451)
-------------------------------------------------------------------------------
Loss before income taxes                                (13,660)         (5,574)
Income tax provision                                        200             100
-------------------------------------------------------------------------------
Net loss                                               ($13,860)        ($5,674)
===============================================================================
Basic and diluted loss per share                         ($0.67)         ($0.29)
===============================================================================
Accumulated deficit at beginning of period             ($67,874)       ($23,323)
Net loss                                                (13,860)         (5,674)
Payment of preferred stock dividends                       (450)           (450)
-------------------------------------------------------------------------------
Accumulated deficit at end of period                   ($82,184)       ($29,447)
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Increase (Decrease) in Cash
                                                      and Cash Equivalents
                                                   ---------------------------
                                                         Three Months Ended
                                                           December 31,
                                                   ----------------------------
In thousands                                            1997           1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                            ($13,860)       ($5,674)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                      6,971          6,510
      (Increase) decrease in accounts receivable           988         (2,951)
      Decrease in inventories                              944          1,009
      Increase in accounts payable
       and accrued expenses                              1,487            951
      (Increase) decrease in other net current assets    1,095         (2,085)
      Decrease in other net long-term assets             1,499            328
-------------------------------------------------------------------------------
Net cash used in operating activities                     (876)        (1,912)
-------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property, plant, and equipment, net    (2,455)        (2,667)
  Capitalized software development costs                (3,000)        (3,000)
-------------------------------------------------------------------------------
Net cash used in investing activities                   (5,455)        (5,667)
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Payments on revolver borrowings                       (4,799)            --
  Proceeds from notes and mortgages                     14,338          1,193
  Principal payments on notes and mortgages             (2,022)        (1,852)
  Proceeds from issuing common stock                       -              148
  Payment of preferred stock dividends                    (450)          (450)
-------------------------------------------------------------------------------
Net cash provided by (used in) financing activities      7,067           (961)
-------------------------------------------------------------------------------
Effect of exchange rates on cash                           (14)           (19)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       722         (8,559)
Cash and cash equivalents at beginning of period - (1)  21,526         26,264
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period - (1)       $22,248        $17,705
===============================================================================
(1) The Corporation considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1.   BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of December 31, 1997, the consolidated results of their operations for the three months ended December 31, 1997 and 1996, and their cash flows for the three months ended December 31, 1997 and 1996. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

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

          The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K for the year ended September 30, 1997.


NOTE 2.   INVENTORIES

     Inventories consist of (in thousands):

                                   December 31, 1997        September 30, 1997
                                   -----------------        ------------------

     Raw materials                    $16,674                     $16,075
     Work-in-process                    2,350                       4,914
     Finished goods                    21,656                      20,760
                                      -------                      ------
                                      $40,680                     $41,749
                                      =======                     =======

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3.     PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consists of (in thousands):

                                          December 31, 1997   September 30, 1997
                                          -----------------   -----------------

            Land                                 $ 1,775            $  1,770
            Buildings and improvements            29,885              29,716
            Test equipment, fixtures and
              field spares                        56,246              55,858
            Machinery and equipment               57,419              56,165
                                                 -------             -------
                                                 145,325             143,509
            Less:  accumulated depreciation
              and amortization                    99,727              97,082
                                                 -------             -------
                                                 $45,598             $46,427
                                                ========           =========

NOTE 4.     CAPITALIZED SOFTWARE DEVELOPMENT COSTS

            Capitalized software development costs consist of  (in thousands):

                                          December 31, 1997  September 30, 1997
                                          -----------------  ------------------

            Original cost                       $42,627             $39,627
            Less:  accumulated amortization      19,127              16,127
                                                -------             -------
                                                $23,500             $23,500
                                                =======             =======

NOTE 5.     LONG-TERM DEBT

            Long-term debt consists of (in thousands):

                                          December 31, 1997  September 30, 1997
                                          -----------------  ------------------

            Revolving credit facility           $  --               $ 4,799
            Notes payable                        29,025              15,353
            7-3/4% convertible senior
             subordinated debentures             25,000              25,000
            Mortgages payable                    11,542              11,710
                                                 ------              ------
                                                 65,567              56,862
            Less: current portion                 8,534               7,569
                                                 ------             -------
                                                $57,033             $49,293
                                                =======             =======

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5.     LONG-TERM DEBT (continued)

            Revolving Credit Facility

          On October 22, 1997, the Company entered into a new $40 million loan and security agreement (the "Loan Agreement") with Transamerica Business Credit Corporation and The CIT Group/Business Credit, Inc. The new Loan Agreement provided $15 million in proceeds (received on October 22, 1997) from a five-year term loan. In addition, the Loan Agreement provides for a $25 million (maximum value) revolving line of credit for a three-year period ending in October 2000, subject to extension. Availability of such funds is subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories, which may limit available borrowings to less than $25 million (at December 31, 1997, the total amount available for borrowings and letters of credit was $25 million). Most assets of the Company, including accounts receivable, inventories and property, plant and equipment, are pledged as collateral.

          No revolving line of credit borrowings were outstanding as of December 31, 1997, as compared to $4.8 million of such borrowings outstanding (under a previous credit facility) as of September 30, 1997. There were $920,000 of letters of credit outstanding as of December 31, 1997.

          The new Loan Agreement includes covenants which may limit access to future borrowings and may accelerate payment requirements on outstanding borrowings. The most restrictive covenant requires the maintenance of a minimum balance of $80 million for the sum of stockholders' equity (excluding foreign currency translation adjustments which occur subsequent to September 30, 1997) and outstanding 7-3/4% convertible senior subordinated debentures. Other covenants require that the Company maintain a current ratio equal to or greater than 1.5 and that annual capital expenditures not exceed $15 million. A combination of cost reductions and revenue growth are required in fiscal 1998 to maintain compliance with the Loan Agreement's financial covenants. Management has implemented and is committed to execute further cost reduction actions as necessary to improve the Company's operating results and maintain availability of the new loan and security agreement.

          Refer to the Company's consolidated financial statements and related notes thereto, filed with Form 10-K for the year ended September 30, 1997, for further disclosures applicable to the above-referenced Loan Agreement and other long-term debt obligations, including $25 million of 7-3/4% convertible senior subordinated debentures outstanding as of December 31, 1997 and September 30, 1997.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 6.   RESTRUCTURING OF OPERATIONS

          The net loss for the quarter ended December 31, 1997 includes a charge of $2.5 million, or $0.12 per share, which is comprised of a $1 million provision for post-employment benefits under the Company's severance plan related to the elimination of approximately 200 full-time positions and $1.5 million for the write-off of intangible assets and other costs associated with the elimination of low-volume product lines.


NOTE 7. IMPLEMENTATION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.128, "EARNINGS PER SHARE" (EPS)

          In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128" or the "Statement"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. SFAS 128 requires restatement of all prior period earnings per share information to conform to the new reporting requirements. The Company has implemented SFAS 128, including new disclosure requirements, in the quarter ended December 31, 1997.

          Under current and prior accounting standards, common stock equivalents are not factored into earnings per share calculations for companies reporting net losses. As a result, implementation of SFAS 128 did not have an impact on the Company's reported loss per share information for the three month periods ended December 31, 1997 and 1996, and will not have an impact until the Company reports a quarterly profit.

          The following table sets forth the computation of basic and diluted loss per share (in thousands):

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 7. IMPLEMENTATION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.128, "EARNINGS PER SHARE" (EPS) (continued)


                                            The three months ended December 31,
                                            -----------------------------------
                                                1997               1996
    Numerator:
     Net loss                                 $(13,860)         $(5,674)
     Preferred stock dividends                    (450)            (450)
                                              --------          --------
     Numerator for basic and diluted
       loss per share -- income available
       to common stockholders                 $(14,310)         $(6,124)
                                              ========          ========


     Denominator:
      Denominator for basic and diluted
      loss per share -- weighted average
      shares outstanding                       21,389            20,987
                                              =======           =======

     Basic and diluted loss per share         $(0.67)           $(0.29)
                                              =======           =======


Outstanding securities which could potentially affect diluted EPS in the future, when the Company reports a quarterly profit, include convertible debentures, convertible preferred stock and employee stock options and warrants. For additional disclosure information, including conversion terms, refer to Notes 5, 8 and 10, respectively, in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 1997. Total employee stock options outstanding at December 31, 1997 approximated 3,025,000 shares, 2,153,000 shares of which would not have otherwise been included in diluted earnings per share calculations as of December 31, 1997 because the options' exercise price was greater than the average market price of the common shares.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL SUMMARY DISCUSSION

Revenues for the quarters ended December 31, 1997 and 1996 amounted to $48.2 million and $59.0 million, respectively, a reduction of $10.8 million, or 18.3%. Revenues were down $3.1 million, or 6.1%, as compared to the immediately preceding quarter ended September 30, 1997. There was a net loss for the period of $(13.9) million, or $(0.67) per share, compared to loss of $(5.7) million, or $(0.29) per share, in the same period one year ago. The net loss for the quarter ended December 31, 1997 includes a charge of $(2.5) million, or $(0.12) per share, for costs associated with a cost reduction and restructuring program. Excluding the restructuring charge, the current quarter net loss was $(11.4) million, or $(0.55) per share, representing a slight improvement over the immediately preceding quarter ended September 30, 1997.

Since the end of March 1997, the Company has been reducing expenses through employee attrition and spending reductions. Operating expenses (excluding restructuring of operations costs) for the quarter ended December 31, 1997 were down $1.9 million, or 5.7% as compared to the same period one year ago and down $2.3 million, or 6.8%, as compared to the immediately preceding quarter ended September 30, 1997. Furthermore, the Company has recently taken additional action to further reduce expenses, and on January 6, 1998 announced a formal cost reduction plan. The plan includes the elimination of approximately 200 full-time positions, the elimination of certain low-volume products and other expense reductions. The Company currently estimates that total fiscal 1998 operating expenses (excluding restructuring of operations costs) will be approximately $18 million, or 14%, lower than total fiscal 1997 operating expenses.

Cash balances and working capital amounted to $22.2 million and $47.2 million as of December 31, 1997. On October 22, 1997, the Company entered into a new $40 million loan and security agreement (the "Loan Agreement"). The new Loan Agreement has provided the Company with $15 million in proceeds (received on October 22, 1997) from a five-year term loan. In addition, the Loan Agreement provides for a $25 million (maximum value) revolving line of credit for a three-year period ending in October 2000, subject to extension. Availability of such funds is subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories, which may limit available borrowings to less than $25 million (at December 31, 1997, the total amount available for borrowings and letters of credit was $25 million). Most assets of the Company, including accounts receivable, inventories and property, plant and equipment, are pledged as collateral.

The new Loan Agreement does include covenants which may limit access to future borrowings and may accelerate payment requirements on outstanding borrowings. Please reference the "Liquidity and Capital Resources" section following for further discussion.

In addition to the new Loan Agreement, the Company continues to actively explore alternate sources of funds, such as the sale of technology, technology funding arrangements and other strategic options.

The Company has made (and continues to make) large investments in research and product development which have resulted in advanced products and technologies that management believes are of significant value in today's marketplace and have the potential to deliver substantially higher revenues, and ultimately, shareholder value, on a longer term basis. The Company views its master supply contracts in place with strategic partners such as Lucent Technologies and L.M. Ericsson as confirmation of such value and revenue potential.


Results of Operations

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                          Three months ended  December 31,
                                          --------------------------------
                                            1997                  1996
                                            ----                  ----
Revenues:
    Net product sales                      77.7%                  81.6%
    Service revenue                        19.7                   16.1
    Leasing revenue                         2.6                    2.3
                                           ----                   ----
                                          100.0                   100.0
Costs and expenses:
    Costs of revenues                      53.4                    50.9
    Amortization of capitalized
      software development costs            6.2                     5.1
    Selling, general and administrative    42.0                    36.3
    Research and product development       18.5                    16.4
    Restructuring of operations             5.2                     --
                                           ----                    ----
Operating loss                            (25.3)                   (8.7)
                                           ----                    ----
Net (loss)                                (28.7)%                  (9.6)%
                                          =======                  ======

A reduced revenue base (down 18.3% from one year ago) creates large fluctuations in year-to-year comparisons when measured as a percent of revenue. Noteworthy observations include: (1) most of the revenue decline has occurred in product revenues; as a result, product revenues represent a reduced percentage of total revenue in the current quarter, while both service and lease revenue represent an increased percent of total revenue; (2) cost of revenue, measured as a percent of revenue, is up 2.5 percentage points, principally reflecting the impact of under-absorption of manufacturing overhead costs due to reduced product production levels; (3) operating expenses (excluding restructuring of operations costs), although down 6.3% in dollar terms as compared to the previous fiscal year, amounted to 60.5% of revenue in the quarter ended December 31, 1997 as compared to 52.7% for the same period one year ago, due to a reduced revenue base; and (4) research and product development related expenses (including capitalized software amortization) amounted to 24.7% and 21.5% of revenue for the three-month periods ended December 31, 1997 and 1996, respectively, reflecting the Company's continued commitment to significant investment in its ATM and Access product development activities.

Revenues

                                            Three Months Ended
                                               December 31,
                                            --------------------
                                            1997            1996
                                            ----            ----
         Revenues                          $48,219         $59,043
         Percent Change                     (18.3)%

The $10.8 million, or 18.3%, revenue decline is attributable to reduced product revenue levels, with both domestic and international markets contributing to the decline ($4.8 million and $6 million, respectively). The reduction was experienced across all product lines, with Access, Internetworking, and ATM product revenues down $4.2 million (20.5%), $4.4 million (32.1%) and $2.2 million (17.3%), respectively. Access revenues reflect a continued reduction in sales of the Company's legacy analog and low-speed products, with sales growth from new Access product introductions not yet fully offsetting such declines. The Internetworking (multiplexer) business decline reflects a general market movement toward frame relay and ATM technologies and away from multiplexing technology. ATM product revenues, although down as compared to the same quarter one year ago, have now shown modest growth for three consecutive quarters.

Geographically, international revenues accounted for 52% of total consolidated revenues in the quarter ended December 31, 1997, relatively unchanged from the 53% level one year ago.


Cost of Revenues:
                                                       Three Months Ended
                                                          December 31,
                                                      ---------------------
                                                      1997             1996
                                                      ----             ----
        Cost of revenues                            $25,736          $30,044
        As a percent of revenue                       53.4%            50.9%

        Amortization of capitalized software cost    $3,000           $3,000
        As a percent of revenue                        6.2%             5.1%

Cost of revenues, measured as a percent of revenues, increased 2.5 percentage points for the quarter ended December 31, 1997 as compared to the corresponding quarter last year, with product cost of sales comprising most of the increase. The product cost increase reflects the absorption of fixed production costs over a reduced revenue base (product sales down 22.2% as compared to the same quarter one year ago), partially offset with improved margins realized on product sales. The impact of service and lease margin variances were not material.

Separately, amortization of capitalized software development cost amounted to $3 million in each of the quarters ended December 31, 1997 and 1996.

High technology products in particular are subject to sales price pressures as competition grows and sales cycles reach maturity. The Company continues to partially offset the effect of such sales price pressures with the negotiation of reduced material component prices, improvements in manufacturing costs and efficiencies and the introduction of new generation products which generally provide higher margins.


Selling, General and Administrative Expenses

                                                       Three Months Ended
                                                           December 31,
                                                       -------------------
                                                       1997            1996
        Selling, general, and
          administrative expenses                   $20,242           $21,449
        Percent change                               (5.6)%                -
        As a percent of revenue                      42.0%              36.3%

The Company's cost management efforts resulted in a $1.2 million, or 5.6%, reduction in selling, general and administrative costs for the quarter ended December 31, 1997 as compared to the same period one year ago. The cost reductions were achieved in both domestic and international operations, despite ongoing salary merit increases and other inflationary increases. The cost reductions are comprised of reduced compensation and travel costs, a more effectively managed promotion and advertising program and reduced sales commission costs attributable to reduced product revenues. However, selling, general and administrative expenses increased when measured as a percentage of revenue for the quarter ended December 31, 1997, due to a reduced revenue base.

Research and Product Development Costs
                                                        Three Months Ended
                                                            December 31,
                                                       --------------------
                                                       1997             1996
                                                       ----             ----

        Gross expenditures                            $11,934        $12,673
        Percent change                                 (5.8)%            --
        As percent of revenue                           24.7%          21.5%

        Capitalized software costs                     $3,000        $3,000
        As a percent of gross expenditures              25.1%          23.7%

        Net R&D expense                                $8,934        $9,673
        Percent change                                 (7.6)%            --
        As a percent of revenue                         18.5%         16.4%

The Company continued to invest heavily in product research and development during the first quarter of fiscal 1998, with gross spending approximating an annual rate of $48 million, or 24.7% of revenue. Gross research and development spending for the quarter ended December 31, 1997 decreased by $0.7 million, or 5.8%, as compared to the corresponding quarter of fiscal 1997, principally due to reduced use of outside services and consultants. Spending related to the Company's ATM product line, including development of the Company's next-generation Strobos(TM) product line, amounted to 54% of total research and product development spending for the quarter ended December 31, 1997, as compared to 51% for the same quarter one year ago. As noted above, first quarter fiscal 1998 gross research and product development spending amounted to 24.7% of consolidated revenue, up from 21.5% in the corresponding quarter of fiscal 1997, reflecting the impact of a substantially reduced revenue base in the quarter ended December 31, 1997. The complexity of the ATM technology has in the past demanded, and will continue to demand, significant research and product development investment.

Capitalized software development costs remained unchanged at $3 million for the quarters ended December 31, 1997 and 1996.

Interest and Other Income and Expense
-------------------------------------

Net interest expense amounted to $1.4 million and $0.3 million for the quarters ended December 31, 1997 and 1996, respectively. The $1.1 million increase is attributable to interest expense (including amortization of offering costs) associated with $25 million of convertible senior subordinated debentures issued in September 1997 and interest expense incurred on a new $15 million term loan executed on October 22, 1997. Refer to "Foreign Currency Risk" below for some discussion of other income and expense.

Income Tax Provisions
---------------------

Tax provisions recorded by the Corporation, principally for foreign income and domestic state taxes, amounted to $200,000 and $100,000 in the quarters ended December 31, 1997 and 1996, respectively. As noted in the Corporation's Form 10-K filed for the year ended September 30, 1997, the Corporation has significant federal net operating loss carryforwards available. However, based on the Corporation's past financial performance and the uncertainty of ultimate realization of such carryforwards, no net deferred tax asset (or related deferred tax benefit) has been recorded in the Corporation's financial statements.

Foreign Currency Risk
---------------------

The Company's foreign subsidiaries are exposed to foreign currency fluctuation since they are invoicing customers in local currencies while liabilities for product purchases from the parent company are transacted in U.S. dollars. The impact of foreign currency fluctuations on these U.S. dollar denominated liabilities are recorded as a component of "Other Income and Expense" in the Company's consolidated statements of operations and resulted in currency exchange losses of $250,000 and $40,000 for the quarters ended December 31, 1997 and 1996, respectively. The current quarter exchange loss is principally attributable to the impact of the strength of the U.S dollar relative to the Canadian dollar.

No individual foreign subsidiary comprises 10 percent or more of consolidated revenue or assets; most subsidiary operations represent less than 5 percent of consolidated revenue or assets. The Company historically has not entered into hedge contracts or any form of derivative or similar investment.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash and cash equivalents amounted to $22.2 million at December 31, 1997, as compared to $21.5 million at September 30, 1997. The Company believes its fiscal 1998 cash requirements will be satisfied from its cash and cash equivalents balance of $22.2 million as of December 31, 1997 and from a $25 million (maximum value) revolving loan facility discussed below.

On October 22, 1997, the Company entered into a new $40 million loan and security agreement (the "Loan Agreement") with Transamerica Business Credit Corporation and The CIT Group/Business Credit, Inc. The new Loan Agreement has provided the Company with $15 million in proceeds (received on October 22, 1997) from a five-year term loan. In addition, the Loan Agreement provides for a $25 million (maximum value) revolving line of credit for a three-year period ending in October 2000, subject to extension. Availability of such funds is subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories, which may limit available borrowings to less than $25 million (at December 31, 1997, the total amount available for borrowings and letters of credit was $25 million). Most assets of the Company, including accounts receivable, inventories and property, plant and equipment, are pledged as collateral.

No revolving line of credit borrowings were outstanding as of December 31, 1997, as compared to $4.8 million of such borrowings outstanding (under a previous credit facility) as of September 30, 1997. There were $920,000 of letters of credit outstanding as of December 31, 1997.

The new Loan Agreement includes covenants which may limit access to future borrowings and may accelerate payment requirements on outstanding borrowings. The most restrictive covenant requires the maintenance of a minimum balance of $80 million for the sum of stockholders' equity (excluding foreign currency translation adjustments subsequent to September 30, 1997) and outstanding 7-3/4% convertible senior subordinated debentures, issued in September 1997. (The Company is currently in the process of negotiating an amendment to the Loan Agreement ("Amendment") whereby restructuring costs incurred by the Company in fiscal 1998, not to exceed $3 million, would not reduce Stockholders' Equity for the purpose of calculating covenant compliance.) As such balance at December 31, 1997 was $90.7 million, this covenant effectively limits the sum of cumulative future losses (subsequent to December 31, 1997) and preferred stock dividend payments, less 60 percent of the value of new capital stock issued, to $10.7 million (or $13.2 million if the referenced Amendment is executed). In the event of non-compliance with financial or other covenants, the Company would have to obtain a waiver or amendment from the lender. However, there is no assurance that the lender would grant such a waiver or amendment and in such case the Company would have to pursue other sources of financing. In the past the Company has relied on its ability to offer for sale its common stock, preferred stock, convertible debentures and/or warrants as viable alternative sources of financing. The availability and terms of such offerings in the future will depend on such items as the Company's future financial performance and its ability to demonstrate favorable trends in reported financial results. As a result, these sources may not be available, or may be available on less favorable terms, in the future. The Company's inability to have access to the new loan and security agreement and/or alternative financing sources would have a material adverse effect on the Company's financial condition.

Since the Company realized losses of $42.8 million and $13.9 million for the year ended September 30, 1997 and the quarter ended December 31, 1997, respectively, a combination of cost reductions and revenue growth are required in fiscal 1998 to maintain compliance with the loan's financial covenants. Management has implemented and is committed to execute further cost reduction actions as necessary to improve the Company's operating results and maintain availability of the new loan and security agreement. Other covenants require that the Company maintain a current ratio equal to or greater than 1.5 and that annual capital expenditures not exceed $15 million.

Reference is made to the Company's consolidated financial statements, Note 5, filed with Form 10-K for the year ended September 30, 1997 for further disclosures applicable to the above-referenced Loan Agreement and other long-term debt obligations, including $25 million of 7-3/4% convertible senior subordinated debentures outstanding as of December 31, 1997 and September 30, 1997.

Total outstanding debt amounted to $65.6 million at December 31, 1997, as compared to $56.9 million at September 30, 1997. The net increase of $8.7 million is comprised of the new $15 million term loan referenced above, partially offset with the repayment of $4.8 million of borrowings outstanding under a previous revolving credit facility and principal reductions on other outstanding borrowings.

Operating
---------
Net cash used in operating  activities  amounted to $(0.9) million for the three
months  ended   December  31,  1997  as  compared  to  $(1.9)  million  for  the corresponding quarter one year ago.

Non-debt working capital, excluding cash and cash equivalents, decreased from $38 million at September 30, 1997 to $33.4 million at December 31, 1997. The $4.6 million reduction is comprised of, among other items, $1.1 million reductions in both accounts receivable (reduced revenue level) and inventories (improved inventory management) and a $2.1 million increase in accrued payroll costs (timing).

Investing
---------
Property, plant and equipment investments amounted to $2.5 million and $2.7 million in the quarters ended December 31, 1997 and 1996, respectively. The Company continues to closely monitor all requests for capital spending in an effort to preserve cash and limit such investment to instances which appear to offer the greatest return on investment. Investments in capitalized software amounted to $3 million in each of the quarters ended December 31, 1997 and 1996.

Financing
---------
Net cash provided by financing activities amounted to $7.1 million in the three months ended December 31, 1997, reflecting $7.5 million of net debt borrowings ($15 million in new borrowings less $6.8 million in debt repayments and $0.7 million of costs incurred to execute the new borrowings), less $450,000 in preferred stock dividend payments. This compares to net cash consumption of $1 million in the three months ended December 31, 1996, comprised of $0.1 million of proceeds received from the issuance of common stock pursuant to employee stock programs, offset by $0.7 million of net debt reduction and $450,000 in preferred stock dividend payments.

Reference is made to Note 5 on page 7 for a condensed summary of outstanding long-term debt as of December 31, 1997 and September 30, 1997. Separately, reference is made to the consolidated financial statements, Notes 5 and 8, filed with Form 10-K for the year ended September 30, 1997 for further disclosures applicable to outstanding long-term debt and the conversion terms applicable to $25 million of 7-3/4% convertible senior subordinated debentures (Note 5) and $20 million of convertible preferred stock outstanding (Note 8), both of which were outstanding as of December 31, 1997 and September 30, 1997.

CERTAIN RISK FACTORS
--------------------

Continuing Losses: The Company has sustained net losses for the past 13 quarters ended December 31, 1997. There can be no assurance as to when the Company will achieve net income.

Credit Availability: As noted above, the Company's new Loan Agreement requires compliance with specific financial covenants, including restricted net loss performance, maintenance of a current ratio which equals or exceeds 1.5 and capital spending restrictions. If the Company fails to comply with the required covenants and a waiver or amendment is not obtained, the Company may be unable to borrow funds under such agreement. In such case the Company will be required to seek other financing to fund its operations, and there can be no assurance the Company will be able to obtain such financing or if obtained, on terms deemed favorable by the Company. Furthermore, in the event the Company does default on its new $40 million Loan Agreement obligation, such default may result in payment of other outstanding indebtedness to be accelerated.

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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES



Part II.  Other Information


          Item 6.  Exhibits and Reports on Form 8-K
                   (a) Index of Exhibits
                         None.

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


Dated:  February 13, 1998