Form 10-Q
period 1998-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 1998-05-15
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-8086

                        GENERAL DATACOMM INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                        06-0853856
-------------------------------            ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

        Middlebury, Connecticut                        06762-1299
---------------------------------------                ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                  Number of Shares Outstanding
       Title of Each Class                            at March 31, 1998
   -----------------------------                  -----------------------------
   Common Stock, $.10 par value                           19,098,557
   Class B Stock, $.10 par value                           2,111,690

                  Total Number of Pages in this Document is 26.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                      INDEX



                                                                Page No.
                                                                --------
Part I.   Financial Information

          Consolidated Balance Sheets -
          March 31, 1998 and September 30, 1997                    3

          Consolidated Statements of Operations and
          Accumulated Deficit - For the Three and Six Months
          Ended March 31, 1998 and 1997                            4

          Consolidated Statements of Cash Flows - For the
          Six Months Ended March 31, 1998 and 1997                 5

          Notes to Consolidated Financial Statements               6

          Management's Discussion and Analysis
          of Financial Condition and Results of Operations        11


Part II.  Other Information

          Item 4. Submission of Matters to a Vote of
                  Security-Holders                                19

          Item 6. Exhibits and Reports on Form 8-K                19

                          PART I. FINANCIAL INFORMATION

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   March 31,      September 30,
In thousands except shares                           1998             1997
-------------------------------------------------------------------------------
ASSETS:                                         (Unaudited)
Current assets:
  Cash and cash equivalents                       $15,419            $21,526
  Accounts receivable, less
   allowance for doubtful
   receivables of $1,562 in March and
   $1,703 in September                             31,091             33,193
  Inventories                                      37,138             41,749
  Deferred income taxes                             1,979              2,244
  Other current assets                              6,993              7,903
-------------------------------------------------------------------------------
Total current assets                               92,620            106,615
===============================================================================
Property, plant and equipment, net                 43,632             46,427
Capitalized software development costs, net        23,541             23,500
Other assets                                        9,185             10,793
-------------------------------------------------------------------------------
                                                 $168,978           $187,335
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term debt               $8,184              $7,569
  Accounts payable, trade                         13,302              15,245
  Accrued payroll and payroll-related costs        5,874               6,990
  Deferred income                                  6,379               6,527
  Other current liabilities                       18,352              18,358
-------------------------------------------------------------------------------
Total current liabilities                         52,091              54,689
===============================================================================
Long-term debt, less current portion              54,982              49,293
Deferred income taxes                              2,740               2,789
Other liabilities                                    242                 536
-------------------------------------------------------------------------------
Total liabilities                                110,055             107,307
===============================================================================
Commitments and contingent liabilities                -                   -
Stockholders' equity:
  Preferred stock, par value $1.00 per share,
    3,000,000 shares authorized; issued and
    outstanding: 800,000 shares of 9%
    cumulative convertible exchangeable
    preferred stock with a $20 million
    liquidation preference                          800                 800
  Class B stock, par value $.10 per share,
    35,000,000 shares authorized; issued
    and outstanding: 2,111,133 in March and
    2,136,933 in September                          211                 214
  Common stock, par value $.10 per share,
    35,000,000 shares authorized; issued
    and outstanding: 19,759,320 in March
    and 19,582,661 in September                   1,976               1,958
  Capital in excess of par value                150,597             149,864
  Accumulated deficit                           (89,693)            (67,874)
  Cumulative foreign currency translation
    adjustment                                   (2,523)             (2,489)
  Common stock held in treasury, at cost:
    330,382 shares in March and September        (2,445)             (2,445)
-------------------------------------------------------------------------------
Total stockholders' equity                       58,923              80,028
-------------------------------------------------------------------------------
                                               $168,978            $187,335
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)


                                     Three Months Ended      Six Months Ended
                                          March 31,              March 31,
-------------------------------------------------------------------------------
In thousands, except per share data    1998      1997        1998       1997
-------------------------------------------------------------------------------
Revenues:
  Net product sales                  $37,430   $40,018      $74,931   $88,238
  Service revenue                      9,704     9,436       19,185    18,921
  Lease revenue                        1,197     1,317        2,434     2,655
-------------------------------------------------------------------------------
                                      48,331    50,771       96,550   109,814
-------------------------------------------------------------------------------
Costs and expenses:
  Cost of product sales               17,802    18,892       36,638    42,009
  Amortization of capitalized
    software development costs         2,972     3,000        5,972     6,000
  Cost of service revenue              6,647     6,823       13,410    13,612
  Cost of lease revenue                  110       191          247       329
  Selling, general and administrative 18,178    21,687       38,420    43,136
  Research and product development     8,173    10,642       17,107    20,315
  Restructuring of operations              -         -        2,500         -
-------------------------------------------------------------------------------
                                      53,882    61,235      114,294   125,401
-------------------------------------------------------------------------------
Operating loss                       (5,551)  (10,464)      (17,744)  (15,587)
-------------------------------------------------------------------------------
Other income (expense):
  Interest                           (1,415)     (499)       (2,811)    (838)
  Other, net                            207      (655)          136     (767)
------------------------------------------------------------------------------
                                     (1,208)   (1,154)       (2,675)  (1,605)
-------------------------------------------------------------------------------
Loss before income taxes             (6,759)  (11,618)      (20,419) (17,192)
Income tax provision                    300       100           500      200
-------------------------------------------------------------------------------
Net loss                            ($7,059) ($11,718)     ($20,919)($17,392)
===============================================================================
Loss per share                       ($0.35)   ($0.58)       ($1.02)  ($0.87)
===============================================================================
Weighted average number of common
  and common equivalent shares
  outstanding                        21,389    21,056        21,389   21,021
===============================================================================
Accumulated deficit at beginning
  of period                        ($82,184) ($29,477)     ($67,874)($23,323)
Net loss                             (7,059)  (11,718)      (20,919) (17,392)
Payment of preferred stock dividends   (450)     (450)         (900)    (900)
-------------------------------------------------------------------------------
Accumulated deficit at end
  of period                        ($89,693) ($41,645)     ($89,693) ($41,615)
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Increase (Decrease) in Cash
                                                       and Cash Equivalents
                                                  ----------------------------
                                                           Six Months Ended
                                                              March 31,
                                                  -----------------------------
In thousands                                              1998            1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                             ($20,919)       ($17,392)
 Adjustments to reconcile net loss to net cash
 (used in) operating activities:
   Depreciation and amortization                        13,661          13,292
   Decrease in accounts receivable                       1,726           5,022
   (Increase) decrease in inventories                    4,422           (984)
   Increase (decrease) in accounts payable
    and accrued expenses                                (2,743)         1,400
   (Increase) decrease in other net current assets         925           (150)
   (Increase) decrease in other net long-term assets       874         (1,733)
-------------------------------------------------------------------------------
Net cash (used in) operating activities                 (2,054)          (545)
-------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property, plant and equipment, net     (3,694)        (6,228)
  Capitalized software development costs                (6,013)        (6,107)
-------------------------------------------------------------------------------
Net cash (used in) investing activities                 (9,707)       (12,335)
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Revolver repayments                                   (4,799)             -
  Proceeds from notes and mortgages                     15,094          2,586
  Principal payments on notes and mortgages             (4,475)        (3,560)
  Proceeds from issuing common stock/warrants              748          1,061
  Payment of preferred stock dividends                    (900)          (900)
-------------------------------------------------------------------------------
Net cash provided by (used in) financing activities      5,668           (813)
-------------------------------------------------------------------------------
Effect of exchange rates on cash                           (14)          (180)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents               (6,107)       (13,873)
Cash and cash equivalents at beginning of period - (1)  21,526         26,264
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period - (1)       $15,419        $12,391
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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.    BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of March 31, 1998, the consolidated results of their operations for the three and six months ended March 31, 1998 and 1997, and their cash flows for the six months ended March 31, 1998 and 1997. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

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

NOTE 2.    INVENTORIES

           Inventories consist of (in thousands):

                                       March 31, 1998  September 30, 1997
                                       --------------  ------------------
           Raw materials                    $14,387          $16,075
           Work-in-process                    2,785            4,914
           Finished goods                    19,966           20,760
                                            -------          -------
                                            $37,138          $41,749
                                            =======          =======

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of (in thousands):

                                          March 31, 1998    September 30, 1997
                                          --------------    ------------------

        Land                                  $ 1,780                $ 1,770
        Buildings and improvements             30,100                 29,716
        Test equipment,fixtures and
          field spares                         55,614                 55,858
        Machinery and equipment                57,857                 56,165
                                              -------               --------
                                              145,351                143,509
        Less: accumulated depreciation and
              amortization                    101,719                 97,082
                                             --------               --------
                                              $43,632                $46,427
                                             ========               ========

NOTE 4. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

        Capitalized software development costs consist of (in thousands):

                                           March 31, 1998    September 30, 1997
                                           --------------    ------------------

        Original cost                         $39,655                $39,627
        Less:  accumulated amortization        16,114                 16,127
                                             --------                 ------
                                              $23,541                $23,500
                                             ========                =======

NOTE 5. LONG-TERM DEBT

                                           March 31, 1998    September 30, 1997
                                           -------------     -----------------
        Revolving credit facility            $     -                 $ 4,799
        Notes payable                         26,792                  15,353
        7-3/4% convertible senior
         subordinated debentures              25,000                  25,000
        Mortgages payable                     11,374                  11,710
                                             -------                  ------
                                              63,166                  56,862
        Less:  current portion                 8,184                   7,569
                                             -------                 --------
                                             $54,982                 $49,293
                                             =======                 =======

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5. LONG-TERM DEBT (continued)

        Revolving Credit Facility

     On October 22, 1997, the Company entered into a new $40 million loan and security agreement (the "Loan Agreement") with a new group of financing institutions. The new Loan Agreement provided $15 million in proceeds (received on October 22, 1997) from a five-year term loan (included in "notes payable" in the chart above). In addition, the Loan Agreement provides for a $25 million (maximum value) revolving line of credit for a three-year period ending in October 2000, subject to extension. Availability of such funds is subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories, which may limit available borrowings to less than $25 million (at March 31, 1998, the total amount available for borrowings and letters of credit was $25 million). Most assets of the Company, including accounts receivable, inventories and property, plant and equipment, are pledged as collateral.

     No revolving line of credit borrowings were outstanding as of March 31, 1998, as compared to $4.8 million of such borrowings outstanding (under a previous credit facility) as of September 30, 1997. There were $720,000 of letters of credit outstanding as of March 31, 1998.

     The new Loan Agreement includes covenants which may limit access to future borrowings and may accelerate payment requirements on outstanding borrowings. The most restrictive covenant requires the maintenance of a minimum balance of $80 million for the sum of stockholders' equity (excluding both foreign currency translation adjustments which occur subsequent to September 30, 1997 and restructuring charges up to $3.0 million) and outstanding 7-3/4% convertible senior subordinated debentures. Other covenants require that the Company maintain a current ratio equal to or greater than 1.5 and that annual capital expenditures not exceed $15 million. A combination of cost reductions and revenue growth are required in fiscal 1998 to maintain compliance with the Loan Agreement's financial covenants. Management has implemented and is committed to execute further cost reduction actions as necessary to improve the Company's operating results and maintain availability of the new Loan Agreement.

7-3/4% Convertible Senior Subordinated Debentures
-------------------------------------------------

     On September 26, 1997, the Company issued $25 million of convertible senior subordinated debentures ("Debentures") which mature on September 30, 2002 (if not converted or redeemed) and accrue interest at a rate of 7-3/4% per annum. The Debentures, issued to qualified institutional buyers and accredited institutional investors, are convertible into shares of the Company's common stock originally at a conversion price of $6.86 per share,

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5. LONG-TERM DEBT (continued)

or the equivalent of 145.8 shares of common stock for each $1,000 principal amount of Debentures. Under the terms of the Debentures, on March 30, 1998, the conversion price was reset to $6.279 per share, or the equivalent of 159.3 shares of common stock for each $1,000 principal amount of Debenture. Under certain conditions, such conversion price may again be reset to a reduced price per share on September 30, 1999, but in no event may the conversion price be reset at a price below 85% of the original conversion price. As of March 31, 1998 and September 30, 1997, $25 million of Debentures were outstanding.

     Refer to the Company's consolidated financial statements and related notes thereto, filed with Form 10-K for the year ended September 30, 1997, for further disclosures applicable to the above-referenced Loan Agreement and Debentures.

NOTE 6. RESTRUCTURING OF OPERATIONS

     The net loss for the six months ended March 31, 1998 includes a charge of $2.5 million, or $(0.12) per share, which is comprised of a $1 million provision for post-employment benefits under the Company's severance plan related to the elimination of approximately 200 full-time positions and $1.5 million for the write-off of intangible assets and other costs associated with the elimination of low-volume product lines.

NOTE 7. IMPLEMENTATION OF STATEMENT OF FINANCIAL ACCOUNTING
        STANDARDS NO. 128, "EARNINGS PER SHARE"  (EPS)

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128" or the "Statement"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. SFAS 128 requires restatement of all prior period earnings per share information to conform to the new reporting requirements. The Company implemented SFAS 128, including new disclosure requirements, in the quarter ended December 31, 1997.

     Under current and prior accounting standards, common stock equivalents are not factored into earnings per share calculations for companies reporting net losses. As a result, implementation of SFAS 128 did not have an impact on the Company's reported loss per share information for the three and six month periods ended March 31, 1998 and 1997, and will not have an impact until the Company reports a quarterly profit.

                       GENERAL DATACOMM INDUSTRIES, INC.
                     AND SUBSIDIARIES NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS (Unaudited)

NOTE 7.   IMPLEMENTATION OF STATEMENT OF FINANCIAL ACCOUNTING
          STANDARDS NO. 128, "EARNINGS PER SHARE"  (EPS) (continued)

The following table sets forth the computation of basic and diluted loss per share (in thousands):

                                      Three Months Ended      Six Months Ended
                                    --------------------    -------------------
                                         March 31,                 March 31,
                                       1998        1997        1998       1997
                                   ---------------------    -------------------

 Numerator:
 ---------
   Net loss                         $(7,059)  $(11,718)   $(20,919)  $(17,392)
   Preferred stock dividends           (450)      (450)       (900)      (900)
                                    --------  ---------   ---------  ---------
   Numerator for basic and diluted
     loss per share - loss applicable
     to common stockholders          $(7,509)  $(12,168)   $(21,819)  $(18,292)
                                     ========  =========   =========  =========
 Denominator:
 -----------
   Denominator for basic and diluted
     loss per share - weighted average
     shares outstanding               21,389     21,056      21,389     21,021
                                     =======     ======      ======     ======
   Basic and diluted loss per share  $(0.35)     $(0.58)     $(1.02)    $(0.87)
                                     =======     =======     =======    =======

     Outstanding securities which could potentially effect diluted EPS in the future, when the Company reports a quarterly profit, include convertible debentures, convertible preferred stock and employee stock options and warrants. For additional disclosure information, including conversion terms, refer to Notes 5, 8 and 10, respectively, in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 1997. Total employee stock options outstanding at March 31, 1998 approximated 3,215,000 shares, 2,060,000 shares of which would not have otherwise been included in diluted earnings per share calculations as of March 31, 1998 because the options' exercise price was greater than the average market price of the common shares.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Results of Operations
---------------------

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                       Three months ended      Six months ended
                                             March  31,              March 31,
                                       ------------------      ----------------
                                         1998      1997           1998    1997
                                       ------------------      ----------------
Revenues:
    Net product sales                   77.4%     78.8%          77.6%   80.4%
    Service revenue                     20.1      18.6           19.9    17.2
    Leasing revenue                      2.5       2.6            2.5     2.4
                                        ----      ----           ----    ----
                                       100.0     100.0          100.0   100.0

Costs and expenses:
    Costs of revenues                   50.8      51.0           52.1    50.9
    Amortization of capitalized
      software development costs         6.2       5.9            6.2     5.5
    Selling, general and administrative 37.6      42.7           39.8    39.3
    Research and product development    16.9      21.0           17.7    18.5
    Restructuring of operations            -         -            2.6       -
                                        ----      ----           ----    ----
Operating loss                         (11.5)    (20.6)         (18.4)  (14.2)
                                        ----     ------         ------  ------
Net (loss)                             (14.6)%   (23.1)%        (21.7)% (15.8)%
                                       =======   =======        ======= =======

Noteworthy observations include: (1) most of the quarterly and year-to-date revenue decline has occurred in product revenues; as a result, product revenues represent a reduced percentage of total revenue, while service revenue represents an increased percentage of total revenue; (2) cost of revenues, measured as a percent of revenue, improved slightly by 0.2 percentage points from the same quarter one year ago; however, on a year-to-date basis cost of revenues increased 1.2 percentage points, principally reflecting the impact of reduced production and sales volumes in the first fiscal quarter; (3) operating expenses were reduced to 54.5% of revenue in the quarter ended March 31, 1998 as compared to 63.7% for the same period one year ago, as a result of cost reductions implemented in the first quarter; on a year-to-date basis, operating expenses (excluding restructuring of operations costs) declined from 57.8% to 57.5% of revenues due to the positive effect of $7.9 million in cost reductions offset by the impact of a $13.2 million reduction in the revenue base.

Revenues
--------
                                    Three months ended        Six months ended
                                        March 31,                 March 31,
                                    -------------------      ------------------
                                    1998           1997      1998         1997
                                    -------------------      ------------------

           Revenues              $48,331        $50,771    $96,550     $109,814
           Percent Change          (4.8)%             -     (12.1)%           -

Quarter - Revenues in the quarter declined $2.4 million compared to the prior year. Revenues from Asian markets were down $3.3 million while all other revenues netted an increase of $0.9 million. Asian business was adversely effected by the financial turmoil in the market which delayed certain revenue opportunities and may eliminate others.

A shift occurred in product line revenues whereby new ATM product sales increased $4 million while shipments of traditional internetworking products dropped $5.9 million. Expansion of networks in Europe, through the strategic partnership with Lucent Technologies, as well as growing interest in voice and video applications in domestic markets, account for the strength in ATM revenues. The decline in internetworking products is attributed to slow sales into Asian markets as discussed above and, in addition, to weakness in Latin American business.

Geographically, international revenues accounted for 49% of total consolidated revenues in the quarter ended March 31, 1998 as compared to 46% for the comparable period one year ago.

Year-to-Date - The $13.3 million, or 12.1%, revenue decline is attributable to reduced product revenue levels, with both domestic and international markets contributing to the decline ($7.1 million and $6.2 million, respectively). The product revenue reduction was experienced across the Access and Internetworking product lines down $4.8 million (11.6%) and $10.3 million (38.4%), respectively. ATM revenues are now ahead of last year's level by $1.8 million,or 8.7%. Access revenues reflect a continued reduction in sales of the Company's legacy analog and low-speed products, with sales growth from new Access product introductions not yet fully offsetting such declines. The Internetworking (multiplexer) business decline reflects weakness in Asian markets and a general market movement toward frame relay and ATM technologies and away from multiplexing technology. ATM product revenues have now shown modest growth for four consecutive quarters.

Cost of Revenues:
                                Three months ended         Six months ended
                                     March  31,                March 31,
                                ------------------         -----------------
                                1998          1997         1998         1997
                                ------------------         -----------------

 Cost of revenues              $24,559      $25,906        $50,295    $55,950
 As a percent of revenue         50.8%        51.0%          52.1%      50.9%

 Amortization of capitalized
   software development costs   $2,972       $3,000         $5,972     $6,000
 As a percent of revenue          6.2%         5.9%           6.2%       5.5%

Quarter - The results for the quarters are very consistent. Cost of revenues, measured as a percent of revenues, were only slightly lower (0.2 percentage points) for the quarter ended March 31, 1998 as compared to the corresponding quarter in fiscal 1997. Amortization of capitalized software development costs amounted to $3 million in each of the quarters ended March 31, 1998 and 1997.

Year-to-Date  - Cost of revenues,  measured as a percent of revenues,  increased
1.2 percentage points as compared to the corresponding period last fiscal year, with cost of product sales accounting for the increase. The product cost increase reflects the negative impact that lower production volumes has on manufacturing costs (product sales down 15.1% as compared to the same period one year ago). Amortization of capitalized software development costs were approximately equal amounts ($6 million).

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

Selling, General and Administrative Expenses
--------------------------------------------
                                 Three months ended         Six months ended
                                     March  31,                  March 31,
                                 -------------------        -----------------
                                 1998          1997         1998         1997
                                 -------------------        -----------------

   Selling, general, and
    administrative expenses    $18,178      $21,687       $38,420       $43,136
   Percent change               (16.2)%           -        (10.9)%            -
   As a percent of revenue       37.6%        42.7%         39.8%         39.3%

Quarter - The Company's cost reduction plan implemented in the first fiscal quarter contributed to a $3.5 million, or 16.2%, reduction in selling, general and administrative costs for the quarter ended March 31, 1998 as compared to the same period one year ago. The cost reductions were achieved in both domestic and international operations, despite ongoing salary merit increases and other inflationary increases. The cost reductions are comprised of reduced compensation and travel costs, a more effectively managed promotion and advertising program and reduced sales commission costs attributable to reduced product revenues. As a result of these efforts, selling, general and administrative expenses decreased by 5.1% when measured as a percentage of revenue for the quarter ended March 31, 1998, even though there was also a $4.8 reduction in revenues.

Year-to-Date - Year-to-date selling, general and administrative expenses decreased $4.7 million, or 10.9%, from the corresponding period of fiscal 1997. The same cost reductions noted above also contributed favorably to the year-to-date results. However, due to a 12.1% decline in revenues, selling, general and administrative expenses, when measured as a percentage of revenue for the six months ended March 31, 1998, still reflected an increase of 0.5%.

Research and Product Development Costs

                                        Three months ended     Six months ended
                                             March  31,            March 31,
                                        ------------------    -----------------
                                         1998         1997     1998        1997
                                        ------------------    -----------------

      Gross expenditures               $11,186     $13,749   $23,120    $26,422
      Percent change                    (18.6)%         -     (12.5)%         -
      As percent of revenue              23.1%       27.1%     23.9%      24.1%
      ________________________________________________________________________
      Capitalized software costs        $3,013     $3,107     $6,013    $6,107
      As a percent of gross
         expenditures                    26.9%      22.6%      26.0%     23.1%
      ________________________________________________________________________

      Net R&D expense                   $8,173     $10,642   $17,107   $20,315
      Percent change                    (23.2)%          -    (15.8)%        -
      As a percent of revenue            16.9%       21.0%     17.7%     18.5%
      _________________________________________________________________________

Quarter - The Company continues to invest heavily in research and product development, yet recently implemented cost management efforts resulted in a $2.6 million, or 18.6%, reduction in gross research and development spending for the quarter ended March 31, 1998 as compared to the same period one year ago. This decrease was primarily attributable to reduced usage of outside services and consultants and lower compensation costs due to lower worldwide engineering headcount. As a percentage of revenue, gross product research and development decreased by 4.0% in the second quarter of fiscal 1998 from the same quarter one year ago.

Capitalized software development costs were about the same in each quarter ($3.0 million as compared to $3.1 million in the same period one year ago), indicating that software development activities represent a greater proportion of total research and product development spending.

Year-to-Date - Year-to-date product research and development spending displayed similar trends. Gross spending for the six months ended March 31, 1998 and 1997 amounted to $23.1 million and $26.4 million, respectively, a decrease of $3.3 million, or 12.5%.

Capitalized software development costs for the six months ended March 31, 1998 amounted to $6.0 million as compared to $6.1 million for the corresponding period of fiscal 1997.

The complexity of the ATM technology has in the past demanded, and will continue to demand, significant research and product development investment. To retain an effective pool of available engineering talent, the Company operates research and development facilities in four locations, including the United States (Middlebury, Connecticut and Boston, Massachusetts), Canada and the United Kingdom.

Interest and Other Income and Expense
-------------------------------------


     Net interest expense amounted to $1.4 million and $0.5 million for the quarters ended March 31, 1998 and 1997, respectively. Year-to-date net interest expense amounted to $2.8 million and $0.8 million for fiscal 1998 and 1997, respectively. The increases are attributable to interest expense and fees (including amortization of offering costs) associated with $25 million of convertible senior subordinated debentures issued in September 1997 and a new $15 million term loan executed on October 22, 1997. Refer to "Foreign Currency Risk" below for discussion of other income and expense.

Income Tax Provisions
---------------------

     Tax provisions recorded by the Company, principally for foreign income and domestic state taxes, amounted to $300,000 and $100,000 in the quarters ended March 31, 1998 and 1997, respectively. Year-to-date tax provisions amounted to $500,000 and $200,000 for fiscal 1998 and 1997, respectively. As noted in the Company's Form 10-K filed for the year ended September 30, 1997, the Company has significant federal net operating loss carryforwards available. However, based on the Company's past financial performance and the uncertainty of ultimate realization of such carryforwards, no net deferred tax asset (or related deferred tax benefit) has been recorded in the Company's financial statements.

Foreign Currency Risk
---------------------

     The  Company's  foreign   subsidiaries  are  exposed  to  foreign  currency
fluctuations since they are invoicing customers in local currencies while liabilities for product purchases from the parent company are transacted in U.S. dollars. The impact of foreign currency fluctuations on these U.S. dollar denominated liabilities are recorded as a component of "Other Income and Expense" in the Company's consolidated statements of operations and resulted in a currency exchange gain of $38,000 and a currency exchange loss of $(669,000) for the quarters ended March 31, 1998 and 1997, respectively. Year-to-date currency exchange losses amounted to $(212,000) and $(709,000) for fiscal 1998 and 1997, respectively.

     No individual foreign subsidiary comprises 10 percent or more of, and most such foreign subsidiary operations represent less than 5 percent of consolidated revenue or assets. The Company historically has not entered into hedge contracts or any form of derivative or similar investment.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's cash and cash equivalents amounted to $15.4 million at March 31, 1998, as compared to $21.5 million at September 30, 1997. The Company believes its fiscal 1998 cash requirements will be satisfied from its cash and cash equivalents balance of $15.4 million as of March 31, 1998 and from a $25 million revolving loan facility discussed below.

     On October 22, 1997, the Company entered into a new $40 million loan and security agreement (the "Loan Agreement") with a new group of financing institutions. The new Loan Agreement has provided the Company with $15 million in proceeds (received on October 22, 1997) from a five-year term loan. In addition, the Loan Agreement provides for a $25 million (maximum value) revolving line of credit for a three-year period ending in October 2000, subject to extension. Availability of such funds is subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories, which may limit available borrowings to less than $25 million (at March 31, 1998, the total amount available for borrowings and letters of credit was $25 million). Most assets of the Company, including accounts receivable, inventories and property, plant and equipment, are pledged as collateral.

     No revolving line of credit borrowings were outstanding as of March 31, 1998, as compared to $4.8 million of such borrowings outstanding (under a previous credit facility) as of September 30, 1997. There were $720,000 of letters of credit outstanding as of March 31, 1998.

     The new Loan Agreement includes covenants which may limit access to future borrowings and may accelerate payment requirements on outstanding borrowings. The most restrictive covenant requires the maintenance of a minimum balance of $80 million for the sum of stockholders' equity (excluding both foreign currency translation adjustments subsequent to September 30, 1997 and restructuring charges up to $3 million) and outstanding 7-3/4% convertible senior subordinated debentures, issued in September 1997. As such minimum balance at March 31, 1998 is calculated to be $86.8 million, this covenant effectively limits the sum of cumulative future losses (subsequent to March 31, 1998) and preferred stock dividend payments to $6.8 million. Other covenants require that the Company maintain a current ratio equal to or greater than 1.5 and that annual capital expenditures not exceed $15 million.

     In the event of non-compliance with financial or other covenants, the Company would have to obtain a waiver or amendment from the lender. However, there is no assurance that the lender would grant such a waiver or amendment and in such case the Company would have to pursue other sources of financing. In the past the Company has relied on its ability to offer for sale its common stock, preferred stock, convertible debentures and/or warrants as viable alternative sources of financing. The availability and terms of such offerings in the future will depend on such items as the Company's future financial performance and its ability to demonstrate favorable trends in reported financial results. As a result, these sources may not be available, or may be available on less favorable terms, in the future. The Company's inability to have access to the new Loan Agreement funds and/or alternative financing sources would have a material adverse effect on the Company's financial condition.

     Since the Company realized losses of $42.8 million and $20.9 million for the year ended September 30, 1997 and the six months ended March 31, 1998, respectively, a combination of cost reductions and revenue growth is required for the balance of fiscal 1998 to maintain compliance with the Loan Agreement's financial covenants. Management has implemented and is committed to execute further cost reduction actions as necessary to improve the Company's operating results and maintain availability of the new Loan Agreement.

     Reference is made to the Company's consolidated financial statements, Note 5, filed with Form 10-K for the year ended September 30, 1997 for further disclosures applicable to the above-referenced Loan Agreement and other long-term debt obligations, including $25 million of 7-3/4% convertible senior subordinated debentures outstanding as of March 31, 1998 and September 30, 1997.

     Total outstanding debt amounted to $63.2 million at March 31, 1998, as compared to $56.9 million at September 30, 1997. The net increase of $6.3 million is comprised of the new $15 million term loan referenced above and $0.6 million of capital equipment financing, partially offset with the repayment of $4.8 million of borrowings outstanding under a previous revolving credit facility and $4.5 million in principal reductions on other outstanding borrowings.

Operating

     Net cash used in operating activities amounted to $(1.4) million for the six months ended March 31, 1998 as compared to $(0.5) million for the corresponding period one year ago.

     Non-debt working capital, excluding cash and cash equivalents, decreased from $38 million at September 30, 1997 to $33.3 million at March 31, 1998. The $4.7 million reduction is primarily comprised of, among other items, a $4.6 million managed reduction in inventory, a $2.1 million reduction in accounts receivable resulting from a reduced level of sales activity and continued improvement with collection efforts, offset by a $1.9 million reduction in accounts payable (related to the inventory reduction) and a $1.1 million reduction in accrued payroll costs due to the timing of payments.

Investing

     Property, plant and equipment investments amounted to $3.7 million and $6.2 million in the six-month periods ended March 31, 1998 and 1997, respectively. The Company continues to closely monitor all capital spending in an effort to preserve cash and limit such investment to instances which appear to offer the greatest return on investment. Investments in capitalized software amounted to $6.0 million and $6.1 million, respectively, for the six months ended March 31, 1998 and 1997.

Financing

     Net cash provided by financing activities amounted to $5.0 million in the six months ended March 31, 1998, reflecting $5.1 million of net debt borrowings ($15.0 million in new borrowings less $9.3 million in debt repayments and $0.6 million of costs incurred to execute the new borrowings) and $0.7 million of proceeds received from the issuance of common stock pursuant to employee stock programs and from the issuance of warrants, less $900,000 in preferred stock dividend payments. This compares to net cash consumption of $0.8 million in the six months ended March 31, 1997, comprised of $1.1 million of proceeds received from the issuance of common stock pursuant to employee stock programs, offset by $1.0 million of net debt reduction and $900,000 in preferred stock dividend payments.

     Reference is made to Note 5 on page 7 for a condensed summary of outstanding long-term debt as of March 31, 1998 and September 30, 1997. Separately, reference is made to the consolidated financial statements, Notes 5 and 8, filed with Form 10-K for the year ended September 30, 1997 for further disclosures applicable to outstanding long-term debt and the conversion terms applicable to $25 million of 7-3/4% convertible senior subordinated debentures (Note 5) and $20 million of convertible preferred stock outstanding (Note 8), both of which were outstanding as of March 31, 1998 and September 30, 1997.

CERTAIN RISK FACTORS
--------------------

     Continuing Losses: The Company has sustained net losses for the past 14 quarters ended March 31, 1998. There can be no assurance as to when the Company will achieve net income.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Portions of the foregoing discussion include descriptions of the Company's expectations regarding future trends affecting its business. The forward-looking statements made in this document, as well as all other forward-looking statements or information provided by the Company or its employees, whether written or oral, are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and future results are subject to, and should be considered in light of risks, uncertainties, and other factors which may affect future results including, but not limited to, competition, rapid changing technology, regulatory requirements and uncertainties of international trade.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES



Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security-Holders

              On February 5, 1998, at the Annual Meeting of Stockholders of the Corporation, the stockholders:

              - Elected directors to the Corporation for a term of three years:

                                                      Number of Votes Cast
                                               -------------------------------
                                                   For                Withheld
                                               -------------------------------
                Mr. Charles P. Johnson         17,745,964            1,252,609
                Mr. Howard S. Modlin           17,780,485            1,218,088

              - Adopted an amendment to the 1979 Employee Stock Purchase Plan, reserving an additional 600,000 shares of the Corporation's Common Stock for issuance thereunder:

                 Number of votes cast for:      15,739,275
                 Number of votes cast against:   3,077,084
                 Number of votes abstained:        182,214

       Item 6.   Exhibits and Reports on Form 8-K

                 (a) Index of Exhibits

                    10.9 First Amendment to Loan and Security Agreement between
                         General DataComm Industries, Inc. et al., and Transamerica Business Credit Corporation, et al.

                 (b) Reports on Form 8-K

                          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GENERAL DATACOMM INDUSTRIES, INC.
                                                     (Registrant)
                                             /S/ WILLIAM S. LAWRENCE
                                            ----------------------------------
                                            Senior Vice President, Finance and
                                            Principal Financial Officer


Dated:  May 15, 1998
                                     20