Form 10-Q
period 1998-06-30
GENERAL DATACOMM INDUSTRIES INC
filed 1998-08-14
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-8086

                        GENERAL DATACOMM INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                     06-0853856
------------------------------            -----------------------------------
State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                       Middlebury, Connecticut         06762-1299
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Registrant's phone number, including area code: (203) 574-1118
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    X Yes              No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
 Title of Each Class                                at June 30, 1998
 ------------------                            ---------------------------

Common Stock, $.10 par value                             19,447,138
Class B Stock, $.10 par value                             2,095,033

            Total Number of Pages in this Document is 21.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                      INDEX


                                                                  Page No.
                                                                  -------

Part I.      Financial Information

             Consolidated Balance Sheets -
             June 30, 1998 and September 30, 1997                     3

             Consolidated Statements of Operations and
             Accumulated Deficit - For the Three and Nine Months
             Ended June 30, 1998 and 1997                             4

             Consolidated Statements of Cash Flows - For the
             Nine Months Ended June 30, 1998 and 1997                 5

             Notes to Consolidated Financial Statements               6

             Management's Discussion and Analysis
             of Financial Condition and Results of Operations        12

Part II.     Other Information

             Item 6. Exhibits and Reports on Form 8-K                20

                          PART I. FINANCIAL INFORMATION


               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                         June 30, September 30,
In thousands except shares                                 1998        1997
-------------------------------------------------------------------------------
ASSETS:                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                $10,901      $21,526
  Accounts receivable, less allowance for doubtful
    receivables of $1,459  in June and $1,703 in September  28,195       33,193
  Inventories                                               34,632       41,749
  Deferred income taxes                                      1,774        2,244
  Other current assets                                       6,400        7,903
-------------------------------------------------------------------------------
Total current assets                                        81,902      106,615
===============================================================================
  Property, plant and equipment, net                        41,918       46,427
  Capitalized software development costs, net               23,961       23,500
  Other assets                                              10,910       10,793
-------------------------------------------------------------------------------
                                                          $158,691     $187,335
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term debt                         $8,231       $7,569
  Accounts payable, trade                                   12,793       15,245
  Accrued payroll and payroll-related costs                  7,203        6,990
  Deferred income                                            5,409        6,527
  Other current liabilities                                 16,889       18,358
-------------------------------------------------------------------------------
Total current liabilities                                   50,525       54,689
===============================================================================
Long-term debt, less current portion                        52,920       49,293
Deferred income taxes                                        2,964        2,789
Other liabilities                                              348          536
-------------------------------------------------------------------------------
Total liabilities                                          106,757      107,307
===============================================================================
Commitments and contingent liabilities                           -            -
Stockholders' equity:
 Preferred stock, par value $1.00 per share, 3,000,000
  shares authorized; issued and outstanding: 800,000
  shares of 9% cumulative convertible exchangeable
  preferred stock with a $20 million liquidation preference    800          800
 Class B stock, par value $.10 per share, 35,000,000 shares
  authorized; issued and outstanding: 2,095,033 in June
  and 2,136,933 in September                                   209          214
 Common stock, par value $.10 per share, 35,000,000 shares
  authorized; issued and outstanding: 19,777,520 in June
  and 19,582,661 in September                                1,978        1,958
 Capital in excess of par value                            150,605      149,864
 Accumulated deficit                                       (96,429)     (67,874)
 Cumulative foreign currency translation adjustment         (2,784)      (2,489)
 Common stock held in treasury, at cost:
  330,382 shares in June and September                      (2,445)      (2,445)
-------------------------------------------------------------------------------
Total stockholders' equity                                  51,934       80,028
-------------------------------------------------------------------------------
                                                          $158,691     $187,335
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                                June 30,           June 30,
                                          -----------------   -----------------
                                           1998        1997    1998      1997
                                          -----------------   -----------------
In thousands, except per share data
------------------------------------------------------------  -----------------
Revenues:
 Net product sales                        $37,706    $35,262  $112,637 $123,500
 Service revenue                            9,221     10,046    28,406   28,967
 Lease revenue                              1,104      1,278     3,538    3,933
------------------------------------------------------------  -----------------
                                           48,031     46,586   144,581  156,400
------------------------------------------------------------  -----------------
Costs and expenses:
 Cost of product sales                     17,761     17,693    54,399   59,702
 Amortization of capitalized
  software development costs                2,921      3,000     8,893    9,000
 Cost of service revenue                    6,709      6,519    20,119   20,131
 Cost of lease revenue                        144        152       391      481
 Selling, general and administrative       17,788     21,518    56,208   64,654
 Research and product development           7,396     10,582    24,503   30,897
 Restructuring of operations                    -          -     2,500        -
-------------------------------------------------------------  ----------------
                                           52,719     59,464   167,013  184,865
-------------------------------------------------------------  ----------------
Operating loss                             (4,688)   (12,878)  (22,432) (28,465)
-------------------------------------------------------------  ----------------
Other income (expense):
 Interest                                  (1,530)      (637)   (4,341)  (1,475)
 Other, net                                    32       (205)      168     (972)
-------------------------------------------------------------  ----------------
                                           (1,498)      (842)   (4,173)  (2,447)
-------------------------------------------------------------  ----------------
Loss before income taxes                   (6,186)   (13,720)  (26,605) (30,912)
Income tax provision                          100        100       600      300
-------------------------------------------------------------  ----------------
Net loss                                  ($6,286)  ($13,820) ($27,205)($31,212)
=============================================================  ================
Loss per share                             ($0.31)    ($0.67)   ($1.33)  ($1.55)
=============================================================  ================
Weighted average number of common and
 common equivalent shares outstanding      21,542     21,148    21,458   21,063
=============================================================  ================
Accumulated deficit at beginning of
 period                                  ($89,693)  ($41,615) ($67,874)($23,323)
Net loss                                   (6,286)   (13,820)  (27,205) (31,212)
Payment of preferred stock dividends         (450)      (450)   (1,350)  (1,350)
-------------------------------------------------------------  ----------------
Accumulated deficit at end of period     ($96,429)  ($55,885) ($96,429)($55,885)
=============================================================  ================

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Increase (Decrease) in Cash
                                                        and Cash Equivalents
                                                   ---------------------------
                                                         Nine Months Ended
                                                             June 30,
                                                   ---------------------------
In thousands                                            1998           1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                            ($27,205)      ($31,212)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                       19,963         20,413
   Decrease in accounts receivable                      4,488          8,881
   (Increase) decrease in inventories                   6,770         (1,061)
   (Decrease) in accounts payable
     and accrued expenses                              (2,694)          (460)
   (Increase) decrease in other net current assets         89           (259)
   (Increase) in other net long-term assets              (355)        (1,729)
-------------------------------------------------------------------------------
Net cash provided by (used in) operating activities     1,056         (5,427)
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Acquisition of property, plant and equipment, net     (5,247)        (8,661)
 Capitalized software development costs                (9,354)        (9,107)
-------------------------------------------------------------------------------
Net cash (used in) investing activities               (14,601)       (17,768)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Revolver repayments                                   (4,799)             -
 Proceeds from notes and mortgages                     15,094          5,584
 Principal payments on notes and mortgages             (6,517)        (5,830)
 Proceeds from issuing common stock                       534          1,133
 Payment of preferred stock dividends                  (1,350)        (1,350)
-------------------------------------------------------------------------------
Net cash provided by (used in) financing activities     2,962           (463)
-------------------------------------------------------------------------------
Effect of exchange rates on cash                          (42)          (201)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents             (10,625)       (23,859)
Cash and cash equivalents at beginning of period -(1)  21,526         26,264
-------------------------------------------------------------------------------
 Cash and cash equivalents at end of period -(1)      $10,901         $2,405
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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1. BASIS OF PRESENTATION

               In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of June 30, 1998, the consolidated results of their operations for the three and nine months ended June 30, 1998 and 1997, and their cash flows for the nine months ended June 30, 1998 and 1997. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

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

NOTE 2. INVENTORIES

               Inventories consist of (in thousands):

                                   June 30, 1998            September 30, 1997
                                   -------------            ------------------

               Raw materials             $14,347                   $16,075
               Work-in-process             3,025                     4,914
               Finished goods             17,260                    20,760
                                         -------                   -------
                                         $34,632                   $41,749
                                         =======                   =======

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of (in thousands):

                                           June 30, 1998     September 30, 1997
                                           -------------     ------------------

          Land                                $  1,779              $  1,770
          Buildings and improvements            30,098                29,716
          Test equipment, fixtures and
            field spares                        55,523                55,858
          Machinery and equipment               58,654                56,165
                                              --------               -------
                                               146,054               143,509
          Less: accumulated depreciation
            and amortization                   104,136                97,082
                                              --------              --------
                                              $ 41,918              $ 46,427
                                              ========              ========

NOTE 4.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         Capitalized software development costs consist of (in thousands):

                                            June 30, 1998    September 30, 1997
                                            -------------    ------------------

         Original cost                         $39,220               $39,627
         Less:  accumulated amortization        15,259                16,127
                                               -------               -------
                                               $23,961               $23,500
                                               =======               =======

NOTE 5.  LONG-TERM DEBT

         Long-term debt consists of (in thousands):

                                           June 30, 1998     September 30, 1997
                                           -------------     ------------------

         Revolving credit facility            $    --                $ 4,799
         Notes payable                         24,957                 15,353
         7-3/4% convertible senior
          subordinated debentures              25,000                 25,000
         Mortgages payable                     11,194                 11,710
                                               ------                -------
                                               61,151                 56,862
         Less:  current portion                 8,231                  7,569
                                              -------                -------
                                              $52,920                $49,293
                                              =======                =======

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5.  LONG-TERM DEBT (continued)

         Revolving Credit Facility
         -------------------------

               On October 22, 1997, the Company entered into a $40.0 million loan and security agreement (the "Loan Agreement") with a new group of financing institutions. The Loan Agreement provided $15.0 million in proceeds (received on October 22, 1997) from a five-year term loan (included in "notes payable" in the chart above). In addition, the Loan Agreement provides for a $25.0 million (maximum value) revolving line of credit for a three-year period ending in October 2000, subject to extension. Availability of such funds is subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories, which may limit available borrowings to less than $25.0 million (at June 30, 1998, the total amount available for borrowings and letters of credit was $25.0 million). Most assets of the Company, including accounts receivable, inventories and property, plant and equipment, are pledged as collateral.

               No revolving line of credit borrowings was outstanding as of June 30, 1998, as compared to $4.8 million of such borrowings outstanding (under a previous credit facility) as of September 30, 1997. There were $975,000 of letters of credit outstanding as of June 30, 1998.

               The Loan Agreement includes covenants which may limit access to future borrowings and may accelerate payment requirements on outstanding borrowings. The most restrictive covenant requires the maintenance of a minimum balance of $80.0 million for the sum of stockholders' equity (excluding both foreign currency translation adjustments subsequent to September 30, 1997 and restructuring charges up to $3.0 million) and outstanding 7 3/4% convertible senior subordinated debentures, issued in September 1997. As such minimum balance at June 30, 1998 is calculated to be $80.0 million, this covenant will be violated if the Company realizes any losses in the future. Therefore, it is anticipated that financial covenant modifications in the form of an amendment to the Loan Agreement will be required to satisfy financial covenant requirements in the future and such modifications are being pursued. In addition to the loan covenant modifications, the Company is assessing various alternate financing arrangements so that it may continue strategic product developments.

               In the event of non-compliance with financial or other covenants, the Company would have to obtain a waiver or amendment from the lenders. However, there is no assurance that the lender would grant such a waiver or amendment and in such case the Company would have to pursue other sources of financing. In the past the Company has relied on its ability to offer for sale its common stock, preferred stock, convertible debentures and/or warrants as viable alternative sources of financing. The availability and terms of such offerings in the future will depend on such items as the Company's future financial performance and/or market demand for the Company's technologies. As a result, these sources may not be available, or may be available on less favorable terms, in the future. The Company's inability to have access to the Loan Agreement funds and/or alternative financing sources would have a material adverse effect on the Company's financial condition.


          7 3/4% Convertible Senior Subordinated Debentures
          -------------------------------------------------

               On September 26, 1997, the Company issued $25.0 million of convertible senior subordinated debentures ("Debentures") which mature on September 30, 2002 (if not converted or redeemed) and accrue interest at a rate of 7 3/4% per annum. The Debentures, issued to qualified institutional buyers and accredited institutional investors, are convertible into shares of the Company's common stock originally at a conversion price of $6.86 per share, or the equivalent of 145.8 shares of common stock for each $1,000 principal amount of Debentures. Under the terms of the Debentures, on March 30, 1998, the conversion price was reset to $6.279 per share, or the equivalent of 159.3 shares of common stock for each $1,000 principal amount of Debenture. Under certain conditions, such conversion price may again be reset to a reduced price per share on September 30, 1999, but in no event may the conversion price be reset at a price below 85% of the original conversion price. As of June 30, 1998 and September 30, 1997, $25.0 million of Debentures were outstanding.

               Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 1997, for further
          disclosures   applicable  to  the above-referenced Loan Agreement and
          Debentures.

NOTE 6.  RESTRUCTURING OF OPERATIONS

               The net loss for the nine months ended June 30, 1998 includes a charge of $2.5 million, or $(0.12) per share, which is comprised of a $1.0 million provision for post-employment benefits under the Company's severance plan related to the elimination of approximately 200 full-time positions and $1.5 million for the write-off of intangible assets and other costs associated with the elimination of low-volume product lines.

NOTE 7.   IMPLEMENTATION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.
            128, "EARNINGS PER SHARE" (EPS)

               In  1997,  the  Financial   Accounting   Standards  Board  issued
          Statement of Financial

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7.  IMPLEMENTATION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.
           128, "EARNINGS PER SHARE"  (EPS) (continued)

          Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. SFAS 128 requires restatement of all prior period earnings per share information to conform to the new reporting requirements. The Company implemented SFAS 128, including new disclosure requirements, in the quarter ended December 31, 1997.

               Under current and prior accounting standards, common stock equivalents are not factored into earnings per share calculations for companies reporting net losses. As a result, implementation of SFAS 128 did not have an impact on the Company's reported loss per share information for the three and nine month periods ended June 30, 1998 and 1997, and will not have an impact until the Company reports a quarterly profit.

               The following table sets forth the computation of basic and diluted loss per share (in thousands):

                                     Three Months Ended      Nine Months Ended
                                          June 30,               June 30,
                                    1998           1997      1998         1997
                                    -------------------     -------------------
 Numerator:

   Net loss                         $(6,286)    $(13,820)   $(27,205)  $(31,212)
   Preferred stock dividends           (450)        (450)     (1,350)    (1,350)
   Numerator for basic and diluted  --------    ---------   ---------  ---------
    loss per share - loss applicable
    to common stockholders          $(6,736)    $(14,270)   $(28,555)  $(32,562)
                                    ========    =========   =========  ========
Denominator:

   Denominator for basic and diluted
    loss per share - weighted average
    shares outstanding               21,542       21,148      21,458     21,063
                                     ======       ======      ======     ======

Basic and diluted loss per share    $(0.31)       $(0.67)     $(1.33)    $(1.55)
                                    ======        =======     =======    =======

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7.  IMPLEMENTATION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.
           128, "EARNINGS PER SHARE"  (EPS) (continued)

               Outstanding securities which could potentially effect diluted EPS in the future, when the Company reports a quarterly profit, include convertible debentures, convertible preferred stock, warrants and employee stock options. For additional disclosure information, including conversion terms, refer to Notes 5, 8 and 10, respectively, in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 1997. The approximate weighted average number of employee stock options outstanding at June 30, 1998 was 3,100,000 shares, 2,100,000 shares of which would not have otherwise been included in diluted earnings per share calculations for the nine months ended June 30, 1998, because the options' exercise price was greater than the average market price of the common shares.


NOTE 8.  NEW ACCOUNTING STATEMENT

               In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued to be effective for fiscal quarters beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company historically has not entered into hedge contracts or any form of derivative investment and, therefore, should not be impacted by this new statement. However, the Company is in the process of evaluating the effect of adoption on future results and the disclosure under this standard.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

               The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                  Three months  ended         Nine months ended
                                       June 30,                    June 30,
                                  1998           1997         1998         1997
                                  ----           ----         ----         ----
Revenues:
    Net product sales             78.5%          75.7%        77.9%        79.0%
    Service revenue               19.2           21.6         19.6         18.5
    Leasing revenue                2.3            2.7          2.4          2.5
                                 -----          -----        -----        -----
                                 100.0          100.0        100.0        100.0
Costs and expenses:
    Costs of revenues             51.3           52.3         51.8         51.3
    Amortization of capitalized
      software development costs   6.1            6.4          6.2          5.8
    Selling, general and
      administrative              37.0           46.2         38.9         41.3
    Research and product
      development                 15.4           22.7         16.9         19.8
    Restructuring of operations     --             --          1.7           --
Operating loss                    (9.8)         (27.6)       (15.5)       (18.2)
                                 -----          ------       ------       -----

Net (loss)                       (13.1)%        (29.7)%      (18.8)%     (20.0)%
                                 ======         =======      =======     ======

               Summary  comments are as follows:  (1) although  revenues for the third fiscal quarter showed a modest increase over the prior year's quarter, there was a shift toward a higher percentage of revenues generated from product sales and a lower percentage from service revenues; (2) cost of revenues, measured as a percent of revenue, improved in the quarter due to a greater proportion of sales being composed of high-end ATM products which generate better margins; (3) operating expenses were reduced to 52.4% of revenue in the quarter ended June 30, 1998 as compared to 68.9% for the same period one year ago, as a result of cost reductions begun in the first quarter; on a year-to-date basis, operating expenses (excluding restructuring of operations costs) declined from 61.1% to 55.8% of revenues despite a reduction in revenues of $11.8 million due to the positive effect of $14.8 million in expense reductions.

Revenues
--------
                               Three months ended          Nine months ended
                                    June 30,                    June 30,
                               1998          1997          1998          1997
                               ----          ----          ----          ----

      Revenues                $48,031      $46,586       $144,581     $156,400
      Percent Change             3.1%           --         (7.6)%           --

Quarter - Revenues in the quarter increased $1.4 million compared to the prior year. Product revenues, which include technology license revenues, increased $2.4 million offset by a $0.8 million reduction in service revenue and $0.2 million reduction in lease revenue.

A shift occurred in product line revenues whereby ATM product sales increased $4.5 million, or 54%, while shipments of legacy analog and all other products dropped $1.1 million and $1.0 million, respectively. Growing domestic market interest in new voice and video applications, particularly with alternate communications carriers, along with expansion of networks in Europe and a new network in Mexico, account for the strength in ATM revenues.

In addition, technology license revenues dropped $0.9 million due to reductions in volumes of computer chips being sold by manufacturers who license the Company's technology; this business is expected to improve as the positive impact is realized of separating and focusing these activities into a new division, called the Technology Alliance Group, which was formed in the quarter.

Service revenues dropped $0.8 million, reflecting a transition from servicing exclusively General DataComm products to also servicing other companies' products. While positive developments are occurring in the new Vital Network Services subsidiary toward securing new third-party business, this has yet to translate into meaningful service revenues. This is expected to improve in the near term as new third-party business begins converting to revenue.

Geographically, international revenues accounted for 48% of total consolidated revenues in the quarter ended June 30, 1998 as compared to 51% for the comparable period one year ago.

Year-to-Date - The $11.8 million, or 7.6%, revenue decline is attributable primarily to reduced product revenue levels ($10.9 million), with both domestic and international markets contributing to the decline ($4.4 million and $6.5 million, respectively). The product revenue reduction was experienced across the Access and Internetworking product lines, which were down $6.6 million (11.9%) and $10.4 million (29.0%), respectively. Licensing revenues were also down $0.2 million. ATM revenues are ahead of last year's level by $6.3 million, or 21.9%. Access revenues reflect a continued reduction in sales of the Company's legacy analog and low-speed products, with sales growth from new Access product introductions not offsetting such declines. The internetworking (multiplexer) business decline reflects weakness in Asian markets which accounts for almost half, or $4.8 million, of the decline. In addition there is a general market shift toward frame relay and ATM technologies and away from multiplexing technology.

In total, international revenues approximated 49% and 50% of total revenues for the nine months ended June 30, 1998 and 1997, respectively.

Cost of Revenues:
                                     Three months ended      Nine months ended
                                          June 30,                June 30,
                                       1998          1997      1998        1997
                                       ----          ----      ----        ----

        Cost of revenues              $24,614     $24,364    $74,909    $80,314
        As a percent of revenue         51.3%       52.3%      51.8%      51.3%

        Amortization of capitalized
         software development costs    $2,921      $3,000     $8,893     $9,000
        As a percent of revenue          6.1%        6.4%       6.2%        5.8%

Quarter - Cost of revenues, measured as a percent of revenues, were lower (1.0 percentage point) for the quarter ended June 30, 1998 as compared to the corresponding quarter in fiscal 1997. This improvement was related to higher margins achieved on ATM products compared to other product lines which more than offset the negative impact of lower technology license and service revenues. The amount of amortization of capitalized software development costs was approximately the same in each of the quarters ended June 30, 1998 and 1997.

Year-to-Date  - Cost of revenues,  measured as a percent of revenues,  increased
0.5 percentage points as compared to the corresponding period last fiscal year. The improvement in ATM product margins in the current quarter brought year-to-date product margins in line with the prior year. Service margins were down slightly (0.3 percentage points) from the prior year. Due to the lower revenue base, amortization of capitalized software development costs, which were relatively consistent in amounts year-to-year, now represent a larger percentage of revenues.

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

Selling, General and Administrative Expenses
--------------------------------------------

                                   Three months ended       Nine months ended
                                        June 30,                 June 30,
                                   1998          1997       1998          1997
                                   ----          ----       ----          ----
        Selling, general, and
          administrative expenses $17,788     $21,518       $56,208    $64,654
        Percent change            (17.3)%          --       (13.1)%         --
        As a percent of revenue     37.0%       46.2%         38.9%      41.3%

Quarter - The Company's cost reduction plan implemented in the first fiscal quarter contributed to a $3.7 million, or 17.3%, reduction in selling, general and administrative costs for the quarter ended June 30, 1998, as compared to the same period one year ago. The cost reductions were achieved in both domestic and international operations, despite ongoing salary merit increases and other inflationary increases. The cost reductions are comprised of reduced compensation and travel costs, a more effectively managed promotion and advertising program and lower sales commission costs attributable to reduced product revenues. The lower expense levels, along with a 3.1% increase in revenues, resulted in selling, general and administrative expenses decreasing by 9.2% when measured as a percentage of revenue for the quarter ended June 30, 1998 as compared to the prior year's quarter.

Year-to-Date - Year-to-date selling, general and administrative expenses decreased $8.4 million, or 13.1%, from the corresponding period of fiscal 1997. The same cost reductions noted above also contributed favorably to the year-to-date results. However, due to a 7.6% decline in revenues, selling, general and administrative expenses, when measured as a percentage of revenue for the nine months ended June 30, 1998, reflected a decline of only 2.4% as compared to the prior year.

Research and Product Development Costs
--------------------------------------

                                     Three months ended       Nine months ended
                                         June 30,                 June 30,
                                     1998         1997        1998         1997
                                     ----         ----        ----         ----

      Gross expenditures             $10,737    $13,582       $33,857   $40,004
      Percent change                 (20.9)%        --        (15.4)%       --
      As percent of revenue            22.4%      29.2%         23.4%     25.6%
      ------------------------------------------------------------------------
      Capitalized software costs      $3,341     $3,000        $9,354   $9,107
      As a percent of gross
        expenditures                   31.1%      22.1%         27.6%    22.8%
      -------------------------------------------------------------------------
      Net research and product
        development costs             $7,396    $10,582       $24,503  $30,897
      Percent change                 (30.1)%        --        (20.7)%       --
      As a percent of revenue          15.4%      22.7%         16.9%     19.8%
      -------------------------------------------------------------------------

Quarter - The Company continues to invest a high percentage of revenue in research and product development, although lower than the prior year. As a percentage of revenue, gross product research and development decreased by 6.8% to 22.4% in the second quarter of fiscal 1998 from 29.2% in the same quarter one year ago. Cost reduction efforts have resulted in a $2.8 million, or 20.9%, reduction in gross research and development spending for the quarter ended June 30, 1998 as compared to the same period one year ago. This decrease was primarily attributable to reduced usage of outside services and consultants and lower compensation costs due to lower worldwide engineering headcount associated in part with the elimination of low-volume products.

Capitalized software development costs were higher than the prior year's quarter ($3.3 million as compared to $3.0 million in the same period one year ago), indicating that software development activities represent a greater proportion of total research and product development spending.

Year-to-Date - Year-to-date product research and development spending displayed similar trends. Gross spending for the nine months ended June 30, 1998 and 1997 amounted to $33.9 million and $40.0 million, respectively, a decrease of $6.1 million, or 15.4%.

Capitalized software development costs for the nine months ended June 30, 1998 amounted to $9.4 million as compared to $9.1 million for the corresponding period of fiscal 1997.

The complexity of the ATM technology has in the past demanded, and will continue to demand, significant research and product development investment. To retain an effective pool of available engineering talent, the Company operates research and development facilities in four locations: the United States (Middlebury, Connecticut and Boston, Massachusetts), Canada and the United Kingdom.

Restructuring of Operations
---------------------------

The nine months ended June 30, 1998 includes a restructuring charge of $2.5 million for a cost reduction plan, implemented in the Company's first fiscal quarter, involving a reduction in the number of employees, elimination of low-volume products and other expense reductions.

Interest and Other Income and Expense
-------------------------------------

Net interest expense amounted to $1.5 million and $0.6 million for the quarters ended June 30, 1998 and 1997, respectively. Year-to-date net interest expense amounted to $4.3 million and $1.5 million for fiscal 1998 and 1997, respectively. The increases are attributable to interest expense and fees (including amortization of offering costs) associated with $25.0 million of convertible senior subordinated debentures issued in September 1997 and a new $15.0 million term loan executed on October 22, 1997. Refer to "Foreign Currency Risk" below for discussion of other income and expense.

Income Tax Provisions
---------------------

Tax provisions recorded by the Company, principally for foreign income and domestic state taxes, amounted to $100,000 in both quarters ended June 30, 1998 and 1997. Year-to-date tax provisions amounted to $600,000 and $300,000 for fiscal 1998 and 1997, respectively. The Company has significant federal net operating loss carryforwards available to offset future liabilities. However, based on the Company's past financial performance and the uncertainty of ultimate realization of such carryforwards, no net deferred tax asset (or related deferred tax benefit) has been recorded in the Company's financial statements.

Foreign Currency Risk
---------------------

The Company's foreign subsidiaries are exposed to foreign currency fluctuations since they are invoicing customers in local currencies while liabilities for product purchases from the parent company are transacted in U.S. dollars. The impact of foreign currency fluctuations on these U.S. dollar-denominated liabilities, to the extent such liabilities are not deemed to be permanent investments, are recorded as a component of "Other Income and Expense" in the Company's consolidated statements of operations. Such activity resulted in a currency exchange gain of $168,000 and a currency exchange loss of $(198,000) for the quarters ended June 30, 1998 and 1997, respectively. Year-to-date currency exchange losses amounted to $(142,000) and $(907,000) for fiscal 1998 and 1997, respectively.

In addition, cumulative foreign currency adjustments resulting from translating foreign subsidiary financial statements into U.S. dollars are reflected as a separate component of stockholders' equity on the balance sheet.

No individual foreign subsidiary comprises 10 percent or more of consolidated revenue or assets. The Company historically has not entered into hedge contracts or any form of derivative or similar investment.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash and cash equivalents amounted to $10.9 million at June 30, 1998, as compared to $21.5 million at September 30, 1997. The Company believes its fiscal 1998 cash requirements will be satisfied from its cash and cash equivalents balance, from a $25.0 million revolving loan facility (discussed below), and from alternative sources of funds such as sales of technology, technology funding arrangements and others that make sense from a strategic standpoint.

On October 22, 1997, the Company entered into a $40.0 million loan and security agreement (the "Loan Agreement") with a new group of financing institutions. The Loan Agreement has provided the Company with $15.0 million in proceeds (received on October 22, 1997) from a five-year term loan. In addition, the Loan Agreement provides for a $25.0 million (maximum value) revolving line of credit for a three-year period ending in October 2000, subject to extension. Availability of such funds is subject to satisfying financial covenants and a borrowing base formula related to levels of certain accounts receivable and inventories, which may limit available borrowings to less than $25.0 million (at June 30, 1998, the total amount available for borrowings and letters of credit was $25.0 million). Most assets of the Company, including accounts receivable, inventories and property, plant and equipment, are pledged as collateral.

No revolving line of credit borrowings was outstanding as of June 30, 1998, as compared to $4.8 million of such borrowings outstanding (under a previous credit facility) as of September 30, 1997. There were $975,000 of letters of credit outstanding as of June 30, 1998.

The Loan Agreement includes covenants which may limit access to future borrowings and may accelerate payment requirements on outstanding borrowings. The most restrictive covenant requires the maintenance of a minimum balance of $80.0 million for the sum of stockholders' equity (excluding both foreign currency translation adjustments subsequent to September 30, 1997 and restructuring charges up to $3.0 million) and outstanding 7 3/4% convertible senior subordinated debentures, issued in September 1997. As such minimum balance at June 30, 1998 is calculated to be $80.0 million, this covenant will be violated if the Company realizes any losses in the future. Therefore, it is anticipated that financial covenant modifications in the form of an amendment to the Loan Agreement will be required to satisfy financial covenant requirements in the future and such modifications are being pursued. In addition to the loan covenant modifications, the Company is assessing various alternate financing arrangements so that it may continue strategic product developments.

In the event of non-compliance with financial or other covenants, the Company would have to obtain a waiver or amendment from the lenders. However, there is no assurance that the lender would grant such a waiver or amendment and in such case the Company would have to pursue other sources of financing.

In the past the Company has relied on its ability to offer for sale its common stock, preferred stock, convertible debentures and/or warrants as viable alternative sources of financing. The availability and terms of such offerings in the future will depend on such items as the Company's future financial performance and/or market demand for the Company's technologies. As a result, these sources may not be available, or may be available on less favorable terms, in the future. The Company's inability to have access to the Loan Agreement funds and/or alternative financing sources would have a material adverse effect on the Company's financial condition.

Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 1997 for further disclosures applicable to the above-referenced Loan Agreement and other long-term debt obligations, including $25.0 million of 7 3/4% convertible senior subordinated debentures outstanding as of June 30, 1998 and September 30, 1997.

Total outstanding debt amounted to $61.2 million at June 30, 1998, as compared to $56.9 million at September 30, 1997. The net increase of $4.3 million is comprised of the new $15.0 million term loan referenced above and $0.6 million of capital equipment financing, partially offset with the repayment of $4.8 million of borrowings outstanding under a previous revolving credit facility and $6.5 million in principal payments on other outstanding borrowings.

Operating
---------
Net cash provided by operating activities improved to $1.1 million for the nine months ended June 30, 1998 as compared to net cash usage of $5.4 million for the corresponding period one year ago.

Non-debt working capital, excluding cash and cash equivalents, decreased from $38.0 million at September 30, 1997 to $28.7 million at June 30, 1998. The $9.3 million reduction is primarily comprised of, among other items, a $7.1 million managed reduction in inventory, a $5.0 million reduction in accounts receivable resulting from a reduced level of sales and continued improvement with collection efforts, offset by a $2.5 million reduction in accounts payable (related to the inventory reduction).

Investing
---------
Property, plant and equipment investments amounted to $5.2 million and $8.7 million in the nine-month periods ended June 30, 1998 and 1997, respectively. The Company continues to closely monitor all capital spending in an effort to preserve cash and limit such investment to instances which appear to offer the greatest return on investment. Investments in capitalized software amounted to $9.4 million and $9.1 million, respectively, for the nine months ended June 30, 1998 and 1997.

Financing
---------
Net cash provided by financing activities amounted to $3.0 million in the nine months ended June 30, 1998, reflecting $4.3 million of net debt borrowings ($15.6 million in new borrowings less $11.3 million in debt repayments) and $0.5 million of proceeds received from the issuance of common stock pursuant to employee stock programs and other items less $1.4 million in preferred stock dividend payments and $0.4 million of costs incurred to execute the new borrowings. This compares to net cash consumption of $0.5 million in the nine months ended June 30, 1997, comprised of $1.1 million of proceeds received from the issuance of common stock pursuant to employee stock programs, offset by $0.2 million of net debt reduction and $1.4 million in preferred stock dividend payments.

Reference is made to Note 5 on page 7 for a condensed summary of outstanding long-term debt as of June 30, 1998 and September 30, 1997. Separately, reference is made to the consolidated financial statements, Notes 5 and 8, filed with Form 10-K for the year ended September 30, 1997 for further disclosures applicable to outstanding long-term debt and the conversion terms applicable to $25.0 million of 7 3/4% convertible senior subordinated debentures (Note 5) and $20.0 million of convertible preferred stock outstanding (Note 8), both of which were outstanding as of June 30, 1998 and September 30, 1997.

CERTAIN RISK FACTORS
--------------------

Continuing Losses: The Company has sustained net losses for the past 15 quarters ended June 30, 1998. There can be no assurance as to when the Company will achieve net income.

Credit Availability: As noted above, the Company's Loan Agreement requires compliance with specific financial covenants, including restricted net loss performance, maintenance of a current ratio which equals or exceeds 1.5 and capital spending restrictions. If the Company fails to comply with the required covenants and a waiver or amendment is not obtained, the Company may be unable to borrow funds under such agreement. In such case the Company will be required to seek other financing to fund its operations, and there can be no assurance the Company will be able to obtain such financing or if obtained, on terms deemed favorable by the Company. Furthermore, in the event the Company does default on its new $40.0 million Loan Agreement obligation, such default may result in payment of other outstanding indebtedness to be accelerated.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
-------------------------------------------------------------------------------

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



Dated:  August 14, 1998