Form 10-K
period 1998-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 1999-01-12
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998     Commission File number 1-8086

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

                                 (203) 574-1118
              (Registrant's telephone number, including area code)
                                 --------------
           Securities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of the voting stock of the Registrant held by nonaffiliates as of November 24, 1998: $69,531,517.

Number of shares of Common Stock and Class B Stock outstanding as of November 24,1998:
                        19,642,190 Shares of Common Stock
                         2,093,083 Shares of Class B Stock

                      DOCUMENTS INCORPORATED BY REFERENCE:
Annual Report to  Stockholders  for the fiscal year ended September 30, 1998 for
Part II, Items 5, 6, 7 and 8. Corporation's  Proxy Statement (dated December 14,
1998) for the 1999 Annual Meeting of Stockholders for Part III, Items 10, 11, 12 and 13.

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

                                     PART I

ITEM 1.  BUSINESS

General DataComm Industries, Inc. was incorporated in 1969 under the laws of the State of Delaware. Unless the context otherwise requires, the terms "Company," "Corporation" and "GDC" as used here and in the following pages mean General DataComm Industries, Inc. and its subsidiaries. In addition, in the following business discussion, "ATM" refers to Asynchronous Transfer Mode cell switching technology, "LAN" refers to Local Area Network and "WAN" refers to Wide Area Network.

Overview

General DataComm Industries, Inc. is a provider of internetworking and telecommunications equipment based in Middlebury, Connecticut. The Company is focused on providing multiservice provisioning solutions using ATM switching and multiservice access products. The Company designs, assembles, markets, installs and maintains products and services that enable telecommunications common carriers, governments and corporations to better and more cost effectively manage their global telecommunications networks. The Company sells and leases its products primarily to corporations, governments and common carriers (telephone and cable companies) through its own worldwide sales and service organizations as well as original equipment manufacturers (OEMs), integrators, local distributors and value-added resellers. The Company's products are assembled in its Naugatuck, Connecticut facility with some sub-assemblies produced in Mexico and other off-shore locations. In fiscal 1998, sales of products represented 76% of revenues, service represented 19% of revenues and the remaining 5% of revenues are comprised of leasing and contract engineering activities.

As of December 1998 GDC has reorganized into three major core businesses that include its Broadband Systems Products Division, the Network Access Division, and its service organization, VITAL Network Services LLC.

The Company's customer base includes: Local Exchange Carriers, including all five Regional Bell Operating Companies, Bell Canada and GTE; Alternative Service Providers including Cignal Global Communications; Interexchange Carriers including AT&T, MCI and Sprint; corporate end users such as American Airlines, Citicorp, EDS, Cemex (Mexico), and Chicago Board of Trade; government entities including the British Ministry of Defense, the French Ministry of State, NASA, the U.S. Air Force, the U.S. State Department, the U.S. Army and many state and local governments; international communications carriers such as Impsat (Argentina and Colombia), Telefonos de Mexico, France Telecom and Deutsche Telekom, and suppliers of central office switching equipment such as Lucent Technologies and LM Ericsson.

The Corporation's executive offices are located at 1579 Straits Turnpike, Middlebury, Connecticut, 06762-1299, and its telephone number is (203) 574-1118.

Broadband Business Strategy

The Company has concentrated its efforts on providing integrated networking solutions and uses its ATM access and multiplexing products to construct global data, voice and video communications networks. The Company's access and broadband networking products provide an advanced multiservice architecture for wide area networking solutions.

In the early 1990s, the Company identified ATM technology as the preferred solution for addressing the need for higher network bandwidth to support new data and multimedia applications such as Internet services, telemedicine, videoconferencing and distance learning. ATM, as a broadband technology, enables the transmission of voice, video and high-speed data traffic on a single communications line. By offering ATM solutions to its customers, the Company believes it has enhanced its position as a leading supplier of wide area networking and telecommunications products. The Company's strategy of providing integrated solutions to its customers rests upon:

    Capitalizing on ATM Technology. The Company believes it has a leading position in the edge switch ATM switch market. The following entities have deployed GDC's ATM cell switches in their ATM networks: Austrian PTT, MCI, France Telecom, Deutsche Telekom, the Mayo Clinic and Burlington Northern Santa Fe. Through OEMs and reseller channels, GDC's APEX ATM switches have been supplied to Netherlands PTT, Telefonica de Espana (Spain) and Telia (Swedish telephone company). France Telecom, Deutsche Telekom and Netherlands PPT have each built out their multiservice networks to between 150 and 250 APEX switches that provide for LAN interconnect, voice, frame relay and Internet services.

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

    Improving Performance Of Customer Networks. The Company's products are designed to improve network efficiency by increasing transmission speed,
    compressing and consolidating   voice,  video  and  data  communication
    and  providing  dynamic bandwidth allocation.

    Leveraging Global Customer Base, Distribution and Support. The Company has a worldwide customer base of corporate and government users and telecommunications carriers. The Company has global distribution capabilities, and its ability to provide international customer service and support is critical to customers that run mission-critical applications over their networks.

ATM Market

Background. Improvements in microprocessor technology over the past several years have significantly changed the way users design and build communications networks. The explosive growth of the Internet, increased LAN traffic, rollout of wide area interactive video and multimedia, and integration of long distance compressed voice traffic have had a significant impact on bandwidth requirements and service planning for wide area networks. There is a compelling logic for network planners and managers to consolidate services over a single network rather than using multiple, service-specific networks. As a result enterprises are now implementing ATM networks. New competitive service providers are using ATM to offer business customers greater economy in the cost of services and facilities. All of this new direction requires advanced access products for LAN to WAN connectivity and efficient WAN switching solutions.

WANs present an additional bottleneck constraining greater deployment of enterprise-wide networks. The underlying WAN architecture of the telephone companies is optimized for low speed, constant bit-rate voice communications. It does not scale well to accommodate high-speed, burst-oriented data communications typical of a LAN. To address this problem, telecommunications carriers have deployed fiber optic transmission facilities in their networks over the past decade and some such companies are now in the process of testing and deploying ATM switches as the platform of choice for offering new, value-added services to their customers. The Company believes that the need for more bandwidth in both the LAN and WAN environments to support current data processing and networking applications is a key factor driving demand for ATM products. Increasing numbers of applications combining voice, video and data will demand even more bandwidth than current applications. The Company believes, for example, that the Internet is the single most compelling driver of ATM-based backbone networks.

ATM Segments. In the past five years ATM has become a leading transmission technology for communications networks. Within the broader ATM market, the Company has identified three distinct segments: access concentrator, enterprise switch and edge switch as further described below. Each of these segments requires significant traffic adaptation functions that convert conventional voice, video, and data formats to ATM cells.

     Access Concentrators. Carrier ATM services are evolving globally. Remote offices, branch offices and medium size business offices are expected to begin subscribing to these new service offerings and will require cost effective access. As in the frame relay services arena where low cost access devices enabled cost efficient services, the Company believes this will occur over the next several years as the demand for ATM services increases. Key market requirements include low cost adaptation of legacy voice and data, support for video and IP services, and manageability of the trunk line by both carrier and end user.

     Enterprise Switch. Enterprise switches are used to interconnect a broad range of customer premise equipment, including LAN hubs, routers, multiplexers, PBXs and video codecs, across a campus or a more geographically dispersed area to create high-speed backbone networks linking major corporate locations. Key market requirements include a fault tolerant architecture and the ability to support a broad range of interfaces and adaptation capabilities for new as well as legacy technologies.

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

GDC's Target ATM Segments. The access concentrator, enterprise switch and edge switch markets that GDC is pursuing address the points in a network where LAN, voice, video and other data applications converge with WANs and the greatest bandwidth bottlenecks exist. A significant increase in compressed voice and video over ATM has stirred much interest in GDC's standards-based multiservice solution. GDC also believes that, at present, these targeted market segments align with the Company's core ATM competencies developed over the last six years.

Broadband Products

The Company's broadband line of products includes ATM Switches and Network Management Systems. GDC currently offers a family of ATM switches and access products for both public and private networks under the GDC APEX name. The APEX product line consists of the APEX-DV2, the APEX-NPX, the APEX-IMX and the APEX-MAC1.

GDC introduced the APEX-MMS (Multimedia Multipoint Server), the industry's first "any band" Multipoint Control Unit (MCU), in September 1996. Part of the ATM broadband family, it can operate on any band (narrow, wide, and broad) and provide audio, video, and data intensive applications like videoconferencing, telemedicine, and distance education. Wide area transport is provided via the shared APEX VIP(TM) family of integrated codecs within the APEX switch, providing Motion JPEG, H.320 and MPEG-2 compression options allowing optimized video-provisioned services.

Switch           Specifications                      Targeted Segment

APEX-DV2         Provides up to 6.4 Gbps of          Enterprise switch for
                 capacity and support for up to      corporate and
                 64 ports within a single shelf,     government users
                 utilizing AC power supplies.

APEX-NPX         Provides up to 6.4 Gbps of          Edge switch for common
                 capacity and support for up to      carriers, including
                 64 ports within a single shelf,     telephone and cable
                 utilizing DC power supplies.        television companies

APEX-IMX         Provides up to 2.8 Gbps of          Lower capacity
                 capacity and support for 14         enterprise switch for
                 to 28 ports within a single         corporations and
                 shelf.                              common carriers

APEX-MAC1        Provides up to 1.6 Gbps of          Access concentrator for
                 capacity and support for 8 to       corporations, carriers,
                 16 ports within a single enclosure. and government users.

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

Many traditional carriers have deployed GDC APEX ATM switches as their platform for provisioning new differentiated data communications services. During 1998, some GDC APEX customers implemented networks to provide standards-based voice over ATM which offers compression, silence suppression and idle detection over variable bit-rate services. This allows very cost efficient provisioning of both voice and data services. A number of corporate customers also have purchased APEX switches.

GDC believes its family of APEX switches have the following competitive advantages:

        Scalability,  allowing  a customer to construct  a multitiered   switch
        network   that scales in price and  performance and offers multiple
        services over one platform

        Flexibility, providing the customer with comprehensive interfaces and adaptation capabilities

        Traffic management architecture, providing networks with traffic policing, traffic shaping, traffic prioritization and buffer management capabilities

        Switched virtual circuits, dynamically establishing connections on an end-to-end basis

        Comprehensive compressed standards-based voice and video

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

GDC is pursuing an aggressive TDM to ATM migration strategy. This allows GDC to address its existing TDM customer base with an appropriate forward-looking technical evolution. In corporate backbone environments requiring broadband speeds and services, GDC APEX ATM switches can be used. The TMS 3000 and OCM can feed into the APEX switch enabling GDC to offer an integrated networking solution which scales from small remote or branch locations into regional wideband backbones and ultimately into ATM-based broadband backbones.

Access Product Strategy

The recently completed reorganization resulted in the creation of a new Networks Access Products Division. The objective of this reorganization was to improve sales, marketing, and engineering productivity relative to the Company's access product line. The new business unit intends to leverage the use of sales resources of distributors, value-added resellers, integrators and telecommunication provider channels in an effort to capitalize on breadth of sales coverage, both domestically and internationally. The reorganization is is also intended to serve to intensify the selling of access products which have an inherently short selling cycle.

GDC has adjusted to shifting priorities in the overall access market. These priorities are governed by the accelerated growth of Internet, Frame Relay, and cell-based services, all of which require increased attention to network management and performance quality. GDC accordingly intends to focus on the development and sale of products targeted towards market growth areas. GDC's digital data sets, copper loopware equipment, and service monitoring probes combine to form the major product elements serving to meet emerging market requirements.

Access Products

Digital Data Sets. Digital data sets are used to convert and interpret signals from computers and communications equipment into a form that is acceptable for transmission over telecommunications facilities. GDC offers a broad set of narrowband digital data sets that operate at various speeds up to 64 Kbps and wideband digital data sets operating at fractional T1 and T1 speeds. GDC supplies its digital data sets to the major North American telephone companies and various end users. GDC continues to enhance its digital transmission product line by combining higher transmission speeds with value-added capabilities including data compression, concentration, protocol adaptation/conversion and network management. This enables GDC to offer differentiated and, in some cases, unique transmission solutions. The SpectraComm 5000 family of network managed CSU/DSU products is the latest generation of digital products which are targeted at large managed digital networks.

Analog Modems. Analog modems convert digital computer signals to a format that can be transmitted over telephone lines. The market for private line modems has been shrinking as telephone networks move from an analog to a digital format. However, with the growth of telecommuting and Internet access, the need for analog modems continues to grow. GDC offers a broad range of private line and dial-up modems operating at all speeds up to 56 Kbps.

Another major factor in the modem market has been the trend to build modem functionality directly into personal computers and other equipment. The Company addressed that market by licensing its technology to semiconductor chip manufacturers and to equipment manufacturers who pay the Company license fees for the use or sale of specific V.34 or V.90 patented technology. Early in fiscal 1998 the Company formed the Technology Alliance Group ("TAG") as an entity to target that market and to separate the business unit for potential sale. The sale was completed in December 1998 (see Partnering/Divestiture Strategy below).

Intelligent Voice Data Access Multiplexer. The Metroplex 6000 is an intelligent access multiplexer designed for cost-effective access to a variety of data and voice services available in wide area networks. It is applicable to the branch office/small office market where it provides connectivity from the office to an enterprise network or to public network services.

Copper Loopware xDSL System. The Universal Access System 7000 is a service provisioning multiplexer which allows service providers to deliver digital services over copper loop systems, reducing both cost and service provisioning time. It is particularly applicable in international markets. In China and in developing countries in Latin America and the Pacific Rim, there is insufficient copper wire installed to support the growing demand for communications services. GDC believes it is responding to these needs by offering the Universal Access System 7000 that utilizes transmission technologies like 2B1Q (Two Binary One Quaternary) and HDSL (High speed Digital Subscriber Line). These products offer much higher transmission speeds while using half of the copper wire pairs normally required to provision private line services.

VITAL Network Services

In February 1997, GDC restructured its service division to form an integrated worldwide service organization to provide global traditional and professional network services for telecommunications carriers, corporate and government network customers. Traditional services include installation, on-site maintenance, technical support, logistics and product repair. The professional services portfolio includes network design and performance consulting, network audits, integration services, remote network management and educational services. In September 1997, the service division became a separate company of General DataComm Industries, Inc. under the name VITAL Network Services, LLC.

Customer relationships and services are managed from four area offices in North America, Mexico, United Kingdom and Singapore. Individual worldwide services are provided by VITAL personnel and are augmented by third-party service partners when necessary. High level VITAL technical support engineers using centralized simulation labs provide our field engineers and customers remote assistance from our VITAL Technical Assistance Center (V-TEC's) located in each area office, with North America containing an additional global internetworking center. At September 30, 1998, VITAL had 257 persons engaged in the delivery of direct customer service support worldwide.

VITAL embarked on a strategic decision to convert the entire company from a single manufacturer support organization to one capable of servicing multiple manufacturer's equipment and technologies. Capable of working in integrated networks, VITAL is a Cisco Authorized Support Provider and has established an excellent working relationship with Bay/Nortel and many other manufacturers. VITAL is the exclusive authorized service provider for ADC Kentrox, Eastern Research, Olicom, AccessLan and Verilink. The target market has expanded from end users to include integrators, value added resellers, distributors and equipment manufacturers.

Recently, VITAL purchased all of Olicom's (router manufacturer) Canadian and United States network service business, and their support center located in Marlborough Massachusetts; VITAL also hired approximately 30 of their highly skilled internetworking technical personnel.

Future growth is expected to be fueled by the addition of direct sales personnel dedicated to the channel market and additional acquisitions of synergistic service businesses.

Acquisition Strategy

As part of its business strategy, the Corporation has in the past reviewed acquisition opportunities, including those which may complement its product lines, provide access to emerging technologies or enhance market penetration. GDC's VITAL Network Services subsidiary acquired Olicom's service business in October 1998. The Corporation at this time has no understandings or commitments to make any acquisitions, and there can be no assurances that any acquisitions will be made.

Partnering/Divestiture Strategy

The Company is focusing on its primary business units (Broadband Systems Division, Network Access Division and VITAL Network Services) and is pursuing partnering arrangements and asset sales to reduce the current level of investment in research and development activities and to provide additional funds for operations.

On December 31, 1998 (effective as of December 22, 1998), the Company sold substantially all the assets relating to its TAG division referenced above, to PC-Tel, Inc. of San Jose, California and a PC-Tel, Inc. affiliate for $16.3 million. The assets sold included: patents, technology, test equipment, development tools, furniture, and license agreements. At the time of the sale, the assets had a net carrying value on the Company's books of approximately $3.0 million. The employees of the TAG division were also transferred to PC-Tel.

Marketing, Sales and Customers

The Company's products and services are marketed throughout the world. GDC has just completed a major reorganization of business operations that creates three major operating divisions in the form of the Broadband Systems Division, the Network Access Division and VITAL Network Services. Each of these groups now have their own marketing, sales and engineering components and are separated as distinct operating business units with separate general managers.

Internationally, GDC maintains full subsidiary operations in Canada, the United Kingdom, Mexico, France, Germany, Russia, Singapore, and Brazil. Sales and technical support offices are maintained in Sweden, Japan, Hong Kong, China and Argentina. In total, the Company manages a worldwide distribution network with representatives in more than 60 countries. International operations represented approximately 50% of the Company's revenues in fiscal 1998 as compared to 52% in fiscal 1997. GDC's foreign operations are subject to all the risks inherent in international operations.

Selected users of the Corporation's products include:




Telecommunications            Commercial/End User                      Financial Services

  Alascom                     American Airlines                        BITAL (Mexico)
  Ameritech                   Burlington Northern/Santa Fe             CIBC (Canada)
  AT&T                        Cemex                                    Chicago Board of Trade
  Bell Atlantic               EDS                                      Citicorp
  Bell Canada                 Harris                                   Fiserv
  BellSouth                   Henry Ford Hospital                      Halyk Savings Bank
  Cable & Wireless (Panama)   Lockheed Martin                          Shawmut Bank
  CANTV  Mayo Clinic                                                   Telerate Systems
  Cignal Com.
  Deutsche Telekom
  Emtelco (Columbia)         Government                                Suppliers
  France Telecom
  Guangdong PTA (China)      British Ministry of Defense               LM Ericsson
  GTE                        Belgian Government                        Lucent Technologies
  Impsat (Argentina,         NASA                                      Nortel CALA
     Columbia, Equador)      New York City Transit Authority           Siemens A. G.
  MCI Worldcomm              Secretary of Labor (Mexico)
  Netherlands PTT            Social Security Administration (Mexico)
  Saudi PTT                  U.S. Army and U.S Air Force
  SBC Communications         Various state and county governments,
  Slovac Telecomm            including California, Colorodo, Florida,
  Sprint                     Iowa, Kentucky, Michigan, Ohio, and
  Telecomm Corp of New       Texas
     Zealand
  Telefonica de Espana
  Telefonos de Mexico
  Telesc (Brazil)
  Unisource Carrier Services
  US West

While the majority of the Corporation's products are sold on an outright basis, the Corporation also leases its equipment through a wholly owned consolidated subsidiary under a versatile selection of leasing programs designed to meet the specific needs and objectives of its customers.

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

Research, Engineering and Product Development

In order to develop and implement new technology in the data, voice and video communications industry and to broaden the applications for its products, the Corporation has significant ongoing engineering programs for product improvement and new product development. At September 30, 1998, 340 employees were engaged in research and development activities. To expand its pool of available talent, the Corporation conducts research and development activities in four locations. In addition, the Corporation utilizes contractors and outside developers for product development.

Development for all Network Access Division transmission products occurs in the Technology Research Center in Middlebury, Connecticut. Development of Broadband Systems Division products, including multiplexer and internetworking products and enhancements to the APEX-ATM switch products, also occurs in the Technology Research Center. The Multimedia Research Center in Montreal, Quebec, focuses on ATM-based video and multimedia applications and solutions; The Boston Research Center in Marlborough, Massachusetts, is currently focused on a standards-based approach to Internet Protocol (IP)/ATM wide area networks using the Multiprotocol Label Switching (MPLS) standard (with APEX ATM products); and the Advanced Research Centre in Basildon, England, focuses on next-generation ATM hardware and software.

The combination of research, development and capitalized software spending amounted to 23.0%, 25.5% and 19.4% of revenues in fiscal 1998, 1997 and 1996, respectively. In order to support its commitment to new products and technologies, the Corporation expects to continue a high level of spending on research and product and software development.

Manufacturing

GDC's principal assembly plant is a Corporation-owned, 360,000 square-foot facility located in Naugatuck, Connecticut, of which approximately 45% is currently being utilized for manufacturing (30% is used for other GDC operations and 25% is vacant). The Corporation also outsources the manufacturing (assembly and test) of certain products and subassemblies, generally high volume circuit boards and power and packaging items. Outsourced products represented approximately 40% of the manufacturing assembly during the 1998 fiscal year. In December 1998, GDC announced that its "through-hole" product assembly operation will become fully outsourced. Management estimates that this activity represented in excess of 50% of manufacturing's assembly activity during fiscal 1998.

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

Reliance on Key Components and Subcontractors

The Corporation's products use certain components, such as microprocessors, memory chips and pre-formed enclosures that are acquired or available from one or a limited number of sources. The Corporation has generally been able to procure adequate supplies of these components in a timely manner from existing sources. While most components are standard items, certain application-specific integrated circuit chips used in many of the Corporation's products are customized to the Corporation's specifications. All suppliers of components do not operate under contract. The Corporation's inability to obtain a sufficient quantity of components when required, or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially affect the Corporation's operating results in any given period. In addition, as referenced above, the Company sometimes relies on subcontractors for product production. The inability of such subcontractors to deliver products in a timely fashion or in accordance with the Company's quality standards could materially affect the Corporation's operating results.

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

Broadband Competition: Many of the participants in the networking industry, including, among others, Nortel Networks, Cisco Systems, ADC Kentrox, Ascend Communications, Siemens, FORE Systems and Newbridge Networks, have targeted the WAN ATM market segment. Other companies are expected to follow. In addition, traditional suppliers of central office switching equipment such as Alcatel, Lucent Technologies, Fujitsu and LM Ericsson have already or are expected to offer ATM-based switches for central offices.

Access Competition: The Company's competition in the network access products marketplace includes, among others, Pairgain, Adtran, Paradyne, RAD, 3Com, ADC Kentrox and Newbridge Networks.

Each competitor offers a unique solution and all are formidable competitors.
The Company believes it can maintain or grow its market share for both ATM and Access products. However, there can be no assurance that the Company will be able to attain this objective.

Patents and Related Rights

The Corporation presently owns approximately 40 domestic patents and has approximately 20 additional applications pending after deducting those sold to PC-Tel as part of the TAG division sale described above. In addition, all of these patents and applications have been filed in Canada; most also have been filed in other various foreign countries. Most of those filed outside the United States have been allowed while the remainder are pending. The Corporation believes that certain features relating to its equipment for which it has obtained patents or for which patent applications have been filed are important to its business, but does not believe that its success is dependent upon its ability to obtain and defend such patents. Because of the extensive patent coverage in the data communications industry and the rapid issuance of new patents, certain equipment of the Corporation may involve infringement of existing patents not known to the Corporation.

Employee Relations

At September 30, 1998, the Corporation employed 1,413 persons, of whom 340 were research and development personnel, 359 were manufacturing personnel, 339 were employed in various selling and marketing activities, 257 were in customer support services and 118 were in general and administrative activities.

In December 1998 the Corporation announced a restructuring of its operations into autonomous business units, and associated with this action there would be a reduction in workforce of approximately 200 persons when the plan was fully implemented. This reduction will occur across all functional areas.

No Company employees are covered by collective bargaining agreements. The Company has never experienced a work stoppage and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

The principal facilities of the Corporation are as follows:

Middlebury, Connecticut --   executive offices of the Corporation and Data-
                             Comm Leasing Corporation located in a 120,000 square foot facility owned by the Corporation

Naugatuck, Connecticut --    principal assembly, test and systems integration
                             oerations and global services division located in a 360,000 square foot facility owned by the Corporation

Middlebury, Connecticut --   engineering organization located in a 275,000
                             square foot facility leased through 2003 by the Corporation; approximately 72,000 square feet are subleased to a third party through June 30, 2001

Wokingham, England --        sales, service, and administrative offices
                             (including a parking garage) located in a 36,000 square foot facility owned by General DataComm
                             Limited

Toronto, Canada --           sales and administrative offices located in a
                             12,000 square foot facility leased through November 1999 by General DataComm Ltd.

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

Approximately 45% of the 360,000 square-foot Naugatuck, Connecticut, facility is being utilized by the Corporation's manufacturing (assembly, test and systems integration) operations. The plant is currently operating at 33% utilization by running partial first and second shifts. With two full shifts, the aggregate productive capacity would be approximately 406,000 printed circuit boards per year. The Corporation has the capability of expanding its second shift operation and adding a third shift should product demand require it.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The information required by this item is incorporated by reference from the section entitled "Common Stock Prices" on page 17 of the Corporation's 1998 Annual Report to Stockholders.(1)

ITEM 6. SELECTED FINANCIAL DATA

The  information  required by this item is  incorporated  by reference  from the
section  entitled   "Five-Year  Selected  Financial  Data"  on  page  8  of  the
Corporation's 1998 Annual Report to Stockholders.(1)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 9 through 17 of the Corporation's 1998 Annual Report to Stockholders.(1)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference from pages 18 through 35 of the Corporation's 1998 Annual Report to Stockholders or is included elsewhere in this annual report on Form 10-K.(1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



---------------------
(1) Such information is also included in Exhibit 13 of this Form 10-K report as filed with the Securities and Exchange Commission.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors is incorporated by reference from the section "ELECTION OF DIRECTORS" in the Corporation's Proxy Statement for the 1999 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the Corporation's fiscal year ended September 30, 1998.

Name                                Position                                              Age

Charles P. Johnson                  Chairman of the Board of Directors                    71
                                    and Chief Executive Officer

Ross A. Belson                      President and Chief Operating Officer                 62

Frederick R. Cronin                 Vice President, Corporate Technology and a Director   67

Robert S. Smith                     Vice President, Business Development                  65

William S. Lawrence                 Senior Vice President, Finance and
                                    Chief Financial Officer                               55

James R. Arcara                     Vice President, Corporate Operations                  63

Dennis J. Nesler                    Vice President and Treasurer                          55

William G. Henry                    Vice President and Corporate Controller               49

P. John Woods                       Vice President, Global Services                       50

Keith A. Mumford                    Vice President, and General Manager of the
                                    Broadband Systems Division                            34

Howard S. Modlin                    Secretary and a Director                              67

----------------------------

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

Mr. William S. Lawrence, Senior Vice President, Finance and Chief Financial Officer, served as Vice President, Finance and Chief Financial Officer since joining the Company in April 1977, until February 1996 when he was elected Senior Vice President, Finance and Chief Financial Officer.

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

Mr. William G. Henry, Vice President and Corporate Controller, joined the Corporation as Corporate Controller in January 1984, was appointed an officer of the Corporation in June 1989 and was elected Vice President in February 1996.

Mr. P. John Woods, Vice President, Global Services, has been with the Corporation since February 1993, and was appointed to his current position effective October 1996. Before joining the Corporation, Mr. Woods held positions with Digital Equipment Corporation and Philips.

Mr. Keith A. Mumford, Vice President and General Manager of the Corporation's Broadband Systems Division, has been with the Corporation since 1993. He was elected an officer in October 1998 and elected to his current position in December 1998.

Mr. Howard S. Modlin, Secretary, an attorney and member of the firm of Weisman Celler Spett & Modlin P.C., has been Secretary and counsel to the Corporation since its formation.

ITEM 11.  EXECUTIVE COMPENSATION

 The information required by Item 11 is incorporated by reference from the section entitled "Executive Compensation and other Transactions with Management" in the Corporation's Proxy Statement dated December 14, 1998.(1)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  required  by Item 12 is  incorporated  by  reference  from the
section  entitled  "Security   Ownership  of  Directors  and  Officers"  in  the
Corporation's Proxy Statement dated December 14, 1998.(1)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the section entitled "Executive Compensation and other Transactions with Management" in the Corporation's Proxy Statement dated December 14, 1998.(1)






------------------------------
(1) The Corporation's Proxy Statement will be filed with the Commission within 120 days after the end of the Corporation's fiscal year ended September 30, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

 (a) (1) Financial Statements - see "Index to Financial Statements and Schedules" on page F-1 of this report.

       (2) Financial Statement Schedule - See "Index to Financial Statements and Schedules" on page F-1 of this report.

       (3)  Exhibits - See Exhibit Index on page 20 of this report.


(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter  ended
      September 30, 1998.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K (cont'd)

                                  EXHIBIT INDEX

Exhibit No.    Description

  3.1          Restated Certificate of Incorporation of the Corporation.(1)
  3.2          Amended and Restated By-Laws of the Corporation.(2)
  4.1 Certificate of the Powers, Designation, Preferences, Rights and Limitations of 9% Cumulative Convertible Exchangeable Preferred Stock (3)
  4.2 Indenture dated May 1, 1997 covering presently unissued 9% Convertible Subordinated Debentures due 2006.(4)
  4.3 Supplemental indenture, dated September 26, 1997, which amends the May 1, 1997 Indenture covering presently unissued 9% Convertible Subordinated Debentures due 2006 (5)
  4.4 Indenture dated September 26, 1997 covering issued 7-3/4% Convertible Senior Subordinated Debentures due 2002 (6)
10.1 Transfer of Receivables Agreement between DataComm Leasing Corporation and Sanwa Business Credit Corporation. (7)
10.2           1979 Employee Stock Purchase Plan.(8)
10.3           1983 Stock Option Plan.(9)
10.4           1984 Incentive Stock Option Plan, and related amendments.(10)
10.5           1985 Stock Option Plan. (11)
10.6           1991 Stock Option Plan. (12)
10.7 Retirement Savings and Deferred Profit Sharing Plan, and related amendments. (13)
10.8 Credit Agreement between General DataComm Industries, Inc. and The Chase Manhattan Bank. (14)
10.9 Loan and Security Agreement between General DataComm Industries, Inc.et al.and Transamerica Business Credit Corporation,et al.(15)
10.10 First amendment to Loan and Security Agreement between General DataComm Industries, Inc., et al., and Transamerica Business Credit Corporation, et al. (16)
10.11 Second amendment to Loan and Security Agreement between General DataComm Industries, Inc., et al., and Transamerica Business Credit Corporation, et al.
10.12 Third amendment to Loan and Security Agreement between General DataComm Industries, Inc., et al., and Transamerica Business Credit Corporation, et al.
13. Annual Report to Stockholders for the year ended September 30, 1998. Portions of the Annual Report to Stockholders for the year
               ended  September  30,  1998  which  have  been   incorporated  by
               reference are deemed to be "filed" (and are included as Exhibit 13 in our electronic filing with the Commission). All remaining portions of the Annual Report to Stockholders will be furnished for the information of the Commission and are not deemed "filed."
21.            Subsidiaries of the Registrant.
23.            Consent of Independent Accountants.
-----------------------
1 Incorporated by reference from Exhibit 3.1 to Form 10-Q for quarter ended June 30, 1988. Amendments thereto are filed as Exhibit 3.1 to Form 10-Q for quarter ended March 31, 1990.
2 Incorporated by reference from Exhibit 3.2 to Form 10-K for year ended September 30, 1987.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K (cont'd)

                             EXHIBIT INDEX (cont'd)

3     Incorporated by reference from Exhibit 4 to Form 8-K dated October 8,1996.
4 Incorporated by reference from Exhibit 4.1 to Form 10-Q for quarter ended June 30, 1997.
5     Incorporated by reference from Exhibit 4.3 to Form 10-K for the year ended September 30, 1997.
6 Incorporated by reference from Exhibit 4 to Form 8-K dated October 8, 1997 7 Incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended
      June 30, 1989
8 Incorporated by reference from Part II of prospectus dated September 30, 1991, contained in Form S-8, Registration Statement No. 33-43050.
9 Incorporated by reference from Exhibit 1(c) to Form S-8, Registration Statement No. 2-92929. Amendments thereto are incorporated by reference and filed as Exhibit 10.3 to Form 10-Q for quarter ended December 31, 1987 and as Exhibit 10.3.1 to Form 10-Q for quarter ended June 30, 1991.
10 Incorporated by reference from Exhibit 1(a), Form S-8, Registration Statement No.2-92929. Amendments thereto are incorporated by reference and filed as Exhibit 10.2 to Form 10-Q for quarter ended June 30, 1991,
      Exhibit  10.19 to Form 10-K for year ended  September 30, 1987 and Exhibit
      10.2 to Form 10-Q for quarter ended December 31, 1987.
11 Incorporated by reference from Exhibit 10a, Form S-8, Registration Statement No. 33-21027. Amendments thereto are incorporated by reference from Part II of prospectus dated August 21, 1990, contained in Form S-8, Registration Statement No. 33-36351 and as Exhibit 10.3.2 to Form 10-Q for quarter ended June 30, 1991.
12    Incorporated by reference from Form S-8, Registration Statement No.
      333-35299.
13 Incorporated by reference from Form S-8, Registration Statement No. 33-37266. Amendments thereto are incorporated by reference to Exhibit
      10.16 to Form 10-Q for the quarter ended December 31, 1996.
14 Incorporated by reference from Exhibit 10.21 to Form 10-K for the year ended September 30, 1993.
15 Incorporated by reference from Exhibit 10.9 to Form 10-K for the year ended September 30, 1997.
16 Incorporated by reference from Exhibit 10.9 to Form 10-Q for quarter ended March 31, 1998.

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



Dated:  January 12, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                      Title                           Date


/S/ CHARLES P. JOHNSON         Chairman of the Board           January 12, 1999
----------------------         and Chief Executive Officer
CHARLES P. JOHNSON



/S/ WILLIAM S. LAWRENCE        Senior Vice President,          January 12, 1999
-----------------------        Finance and Principal
WILLIAM S. LAWRENCE            Financial Officer



/S/ WILLIAM G. HENRY           Vice President and              January 12, 1999
----------------------         Corporate Controller
WILLIAM G. HENRY



/S/ HOWARD S. MODLIN           Director and Secretary          January 12, 1999
--------------------
HOWARD S. MODLIN



/S/ FREDERICK R. CRONIN        Director and                    January 12, 1999
-----------------------        Vice President, Corporate
FREDERICK R. CRONIN            Technology


_______________________        Director                        January 12, 1999
LEE M. PASCHALL



__________________________     Director                       January 12, 1999
JOHN L. SEGALL

                        General DataComm Industries, Inc.
                                and Subsidiaries
                    Index to Financial Statements and Schedules



Financial Statements Incorporated by Reference

The consolidated financial statements of General DataComm Industries, Inc. and Subsidiaries and the Report of Independent Accountants related thereto are incorporated herein by reference from pages 18 through 35 of the Corporation's Annual Report to Stockholders for the year ended September 30, 1998. Such information is also included in Exhibit 13 of this Form 10-K report (as filed with the Securities and Exchange Commission). The Corporation's 1998 Annual Report to Stockholders is not deemed to be "filed" as part of this Form 10-K report except for those portions thereof specifically incorporated by reference.

Financial Statements and Schedule Included                  Page


Report of Independent Accountants                           F-2

Consolidated Financial Statement Schedule:

  II.  Valuation and qualifying accounts for the years
       ended September 30, 1998, 1997 and 1996.             F-3


Financial Statements and Schedules Omitted

Financial statements and schedules other than those incorporated by reference above or included herein are omitted because they are not required or because the required information is presented elsewhere in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of General DataComm Industries, Inc.

Our report on the consolidated financial statements of General DataComm Industries, Inc. and its subsidiaries has been incorporated by reference in this Form 10-K from page 39 of the fiscal 1998 Annual Report to Shareholders of General DataComm Industries, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/S/ PricewaterhouseCoopers LLP

Stamford, Connecticut
October 29, 1998, except for Note 15
for which the date is December 31, 1998

               General DataComm Industries, Inc. and Subsidiaries
                Schedule II - Valuation and Qualifying Accounts
             For the Years Ended September 30, 1998, 1997 and 1996
                                 (In Thousands)


                                             Additions
                                Balance at   Charged to              Balance
                                Beginning    Costs and               at End
                                of Period    Expenses   Deductions   of Period
                                ---------    ---------  ----------   ----------
                                                           (b)
1998
Allowance for doubtful
receivables (a)                 $1,703        $ 22        $283         $1,442
                                ======        ====        ====         ======

1997
Allowance for doubtful
receivables (a)                 $1,768        $285        $350         $1,703
                                ======        ====        ====         ======

1996
Allowance for doubtful
receivables (a)                 $1,704        $121        $ 57         $1,768
                                ======        ====        ====         ======


------------------------------
(a) Deducted from asset accounts.
(b) Uncollectible accounts written off, net of recoveries.