Form 10-Q
period 1998-12-31
GENERAL DATACOMM INDUSTRIES INC
filed 1999-02-12
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1998

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

                   Yes   X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Number of Shares Outstanding
     Title of Each Class                               at December 31, 1998

     Common Stock, $.10 par value                         19,642,190
     Class B Stock, $.10 par value                         2,093,083

                  Total Number of Pages in this Document is 23.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                      INDEX



                                                                 Page No.

Part I.      Financial Information

             Consolidated Balance Sheets -
             December 31, 1998 and September 30, 1998               3

             Consolidated Statements of Operations and
             Accumulated Deficit - For the Three Months
             Ended December 31, 1998 and 1997                       4

             Consolidated Statements of Cash Flows - For the
             Three Months Ended December 31, 1998 and 1997          5

             Notes to Consolidated Financial Statements             6

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations         12


Part II.     Other Information

             Item 6. Exhibits and Reports on Form 8-K              22

                     PART I. FINANCIAL INFORMATION


               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   December 31,    September 30,
In thousands except shares                            1998               1998
------------------------------------------------------------------------------
ASSETS:                                             (Unaudited)
 Current assets:
   Cash and cash equivalents                          $15,580         $3,757
   Restricted cash                                      1,000             -
   Accounts receivable, less allowance for
    doubtful receivables of $1,426 in December
    and $1,442 in September                            22,473         30,013
   Inventories                                         31,196         30,574
   Deferred income taxes                                1,675          1,675
   Other current assets                                 7,068          7,030
-------------------------------------------------------------------------------
Total current assets                                   78,992         73,049
===============================================================================
Property, plant and equipment, net                     40,181         40,553
Capitalized software development costs, net            21,636         24,286
Other assets                                           11,028         11,650
-------------------------------------------------------------------------------
                                                     $151,837       $149,538
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Current portion of long-term debt                    $11,936         $8,133
 Accounts payable, trade                               12,501         12,763
 Accrued payroll and payroll-related costs              4,608          5,896
 Deferred income                                        4,852          6,034
 Other current liabilities                             20,112         15,122
-------------------------------------------------------------------------------
Total current liabilities                              54,009         47,948
===============================================================================
Long-term debt, less current portion                   52,781         52,679
Deferred income taxes                                   2,578          2,589
Other liabilities                                         466            364
-------------------------------------------------------------------------------
Total liabilities                                     109,834        103,580
===============================================================================
Commitments and contingent liabilities                      -              -
 Stockholders' equity:
   Preferred stock, par value $1.00 per share,
    3,000,000 shares authorized; issued and
    outstanding: 800,000 shares of 9%cumulative
    convertible exchangeable preferred stock with a
    $20 million liquidation preference                    800            800
   Class B stock, par value $.10 per share,
    35,000,000 shares authorized; issued
    and outstanding: 2,093,083 in December
    and September                                         209            209
   Common stock, par value $.10 per share,
    35,000,000 shares authorized; issued
    and outstanding: 19,972,572 in December
    and 19,968,280 in September                         1,997          1,997
   Capital in excess of par value                     151,052        151,052
   Accumulated deficit                               (106,604)      (103,066)
   Cumulative foreign currency translation adjustment  (3,002)        (2,589)
   Common stock held in treasury, at cost:
    330,382 shares in December and September           (2,449)        (2,445)
-------------------------------------------------------------------------------
Total stockholders' equity                             42,003         45,958
-------------------------------------------------------------------------------
                                                     $151,837       $149,538
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)


                                                          Three Months Ended
                                                             December 31,
                                                    ---------------------------
In thousands, except per share data                      1998          1997
-------------------------------------------------------------------------------
Revenues:
 Net product sales                                     $27,837        $36,373
 Service revenue                                        11,982          9,481
 Other revenue                                           2,600          2,365
-------------------------------------------------------------------------------
                                                        42,419         48,219
-------------------------------------------------------------------------------
Costs and expenses:
 Cost of product sales                                  14,390         18,836
 Amortization of capitalized
  software development costs                             3,162          3,000
 Cost of service revenue                                 8,221          6,763
 Cost of other revenue                                     485            137
 Selling, general and administrative                    16,836         20,242
 Research and product development                        7,686          8,934
 Restructuring of operations                             2,000          2,500
-------------------------------------------------------------------------------
                                                        52,780         60,412
-------------------------------------------------------------------------------
Operating loss                                         (10,361)       (12,193)
-------------------------------------------------------------------------------

Other income (expense):
 Gain on sale of assets                                  9,001             --
 Interest, net                                          (1,662)        (1,396)
 Other, net                                                234            (71)
-------------------------------------------------------------------------------
                                                         7,573         (1,467)
-------------------------------------------------------------------------------
Loss before income taxes                                (2,788)       (13,660)
Income tax provision                                       300            200
-------------------------------------------------------------------------------
Net loss                                               ($3,088)      ($13,860)
===============================================================================
Basic and diluted loss per share                        ($0.16)        ($0.67)
===============================================================================
Weighted average number of common and
common equivalent shares outstanding                    21,735         21,389
===============================================================================
Accumulated deficit at beginning of period           ($103,066)      ($67,874)
Net loss                                                (3,088)       (13,860)
Payment of preferred stock dividends                      (450)          (450)
-------------------------------------------------------------------------------
Accumulated deficit at end of period                 ($106,604)      ($82,184)
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Increase (Decrease) in Cash
                                                        and Cash Equivalents
                                                    ---------------------------
                                                         Three Months Ended
                                                            December 31,
                                                    ---------------------------
In thousands                                            1998            1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                             ($3,088)       ($13,860)
  Adjustments to reconcile net loss to net cash
   (used in) operating activities:
     Depreciation and amortization                       6,493           6,971
     Gain on sale                                       (9,001)             --
     Decrease in accounts receivable                     7,527             988
     (Increase) decrease in inventories                   (625)            944
     Increase in accounts payable
      and accrued expenses                               5,015           1,487
     (Increase) decrease in other net current assets    (3,846)          1,095
     (Increase) decrease in other net long-term assets    (504)          1,499
-------------------------------------------------------------------------------
Net cash provided by (used in)operating activities       1,971            (876)
-------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property, plant and equipment, net     (2,301)         (2,455)
  Capitalized software development costs                (3,345)         (3,000)
-------------------------------------------------------------------------------
Net cash (used in) investing activities                 (5,646)         (5,455)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from revolver borrowings                      45,796              --
 Payments on revolver borrowings                       (39,941)         (4,799)
 Proceeds from sale of assets, net                      12,013              --
 Proceeds from notes and mortgages                         --           14,338
 Principal payments on notes and mortgages              (1,905)         (2,022)
 Payment of preferred stock dividends                     (450)           (450)
-------------------------------------------------------------------------------
Net cash provided by financing activities               15,513           7,067
--------------------------------------------------------------------------------
Effect of exchange rates on cash                           (15)            (14)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents               11,823             722
Cash and cash equivalents at beginning of period -(1)    3,757          21,526
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period -(1)        $15,580         $22,248
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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of December 31, 1998, the consolidated results of their operations for the three months ended December 31, 1998 and 1997, and their cash flows for the three months ended December 31, 1998 and 1997. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

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

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K for the year ended September 30, 1998.

Certain reclassifications were made to the prior years' consolidated financial statements to conform to the current year's presentation.

NOTE 2.   INVENTORIES

          Inventories consist of (in thousands):

                           December 31, 1998      September 30, 1998
                           -----------------      ------------------

          Raw materials        $10,646                 $10,945
          Work-in-process        3,505                   3,611
          Finished goods        17,045                  16,018
                               -------                 -------
                               $31,196                 $30,574
                               =======                 =======

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of (in thousands):

                                          December 31, 1998  September 30, 1998
                                          -----------------  ------------------

Land                                          $1,778           $  1,784
Buildings and improvements                    30,003             30,134
Test equipment, fixtures and field spares     55,383             54,897
Machinery and equipment                       60,404             59,957
                                             -------            -------
                                             147,568            146,772
Less:  accumulated depreciation and
 amortization                                107,387            106,219
                                            --------           --------
                                            $ 40,181           $ 40,553
                                            ========           ========


NOTE 4. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The accumulated amortization of capitalized software development costs amounted to $19,590,000 and $17,972,000 at December 31, 1998 and September 30, 1998,
respectively.

NOTE 5. LONG-TERM DEBT

Long-term debt consists of (in thousands):

                                        December 31, 1998    September 30, 1998
                                        -----------------    ------------------
Revolving credit facility                   $  7,442             $   1,587
Notes payable                                 21,395                23,173
7-3/4% convertible senior subordinated
 debentures                                   25,000                25,000
Mortgages payable                             10,880                11,052
                                            --------              --------
                                              64,717                60,812
Less:  current portion                        11,936                 8,133
                                            --------              --------
                                            $ 52,781              $ 52,679
                                            ========              ========

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5. LONG-TERM DEBT (continued)

Revolving Credit Facility
-------------------------

On October 22, 1997, the Company entered into a $40.0 million loan and security agreement (the "Loan Agreement") which provided the Company with $15.0 million in proceeds (received on October 22, 1997) from a five-year term loan and an additional $25.0 million (maximum value) revolving line of credit for a three-year period ending in October 2000, subject to extension. Availability of such funds is subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories, and satisfaction of other financial covenants.

Maximum funds available for borrowing under the revolving credit facility amounted to $18,611,000 and $25,000,000 at December 31, 1998 and September 30, 1998, respectively.

Terms of the Loan Agreement required that the Company raise a minimum of $10.0 million in net proceeds on or before March 31, 1999 through the sale of assets or execution of an equity offering. The Company satisfied this $10.0 million covenant requirement on December 31, 1998 (see Note 8, "Sale of Technology Alliance Group Division," for further discussion of the transaction involved). In accordance with terms of the Loan Agreement, $4.3 million of the proceeds received from the transaction were applied to reduce borrowings outstanding (under the term loan portion of the Loan Agreement) in January 1999. Such $4.3 million was included in the caption "current portion of long-term debt" on the Company's consolidated balance sheet as of December 31, 1998.

Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 1998 for further disclosures applicable to the above-referenced Loan Agreement, including related financial covenant requirements, and all other outstanding indebtedness of the Corporation.

NOTE 6.   VITAL NETWORK SERVICES, L.L.C. EXPANDED PARTNERSHIP WITH OLICOM, INC.

On October 15, 1998, the Company's VITAL Network Services ("VITAL") business unit entered into an agreement with Olicom, Inc. whereby VITAL assumed responsibility for Olicom's service operations in Marlborough, Massachusetts and Olicom assigned or transferred its service contract business in North America to VITAL. In addition to the assumption of obligations for a leased facility, VITAL will pay Olicom a percentage (25% in the first year, 20% thereafter) of revenues derived from Olicom's business over a three-year period, not to exceed $3.8 million. As part of the agreement, VITAL acquired the capital assets used in Olicom's service business. VITAL recorded the acquisition using the purchase method of accounting and, due to the conditional nature of the payments owing to Olicom, no liability or corresponding asset (goodwill) was recorded for these payments at the date of acquisition. If such contingencies are resolved in the future, the corresponding asset will be recorded by VITAL at that time.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7.   RESTRUCTURING OF OPERATIONS

In December 1998, the Company restructured its operations into three distinct business units to increase product line focus and move toward operating autonomy. Two new business units resulted from the reorganization: Broadband Systems (ATM and Internetworking products) and Network Access (Access products). The new business units will supplement the existing VITAL Network Services business unit, which was launched in October 1997 to provide professional services on multi-vendor networking equipment on a worldwide basis.

The reorganization, when completed, is expected to result in a workforce reduction of more than 200 persons. The net loss for the quarter ended December 31, 1998 includes a charge of $2.0 million, or $0.09 per share, primarily for post-employment benefits under the Company's severance plan.

The net loss for the quarter ended December 31, 1997 includes a charge of $2.5 million, or $0.12 per share, which is comprised of a $1.0 million provision for post-employment benefits under the Company's severance plan related to the elimination of approximately 200 full-time positions and $1.5 million for the write-off of intangibles assets and other costs associated with the elimination of low-volume product lines.

NOTE 8.   SALE OF TECHNOLOGY ALLIANCE GROUP DIVISION ("TAG")

On December 31, 1998, the Company reported the sale of its TAG division. The Company had been actively pursuing the sale of its TAG division since it is not strategic to the reorganized business units described in Note 7 above. The division, which developed, patented and licensed advanced modem and access technologies, was principally comprised of scientists and engineers and held the rights to certain technologies patented by the division. The sale resulted in a pre-tax gain of $9.0 million and generated cash proceeds, net of expenses, of approximately $12.0 million in the quarter ended December 31, 1998.

The Company's primary loan agreement provides that a portion of the proceeds (approximately $4.3 million) be used to reduce outstanding indebtedness under this agreement, and this occurred in January 1999.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9.    EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                      Three Months Ended
                                                         December 31,
                                                  --------------------------
                                                    1998                1997
                                                    ----                ----
 Numerator:
   Net loss                                       $(3,088)          $(13,860)
   Preferred stock dividends                         (450)              (450)
   Numerator for basic and diluted                --------          ---------
     loss per share - loss applicable
     to common stockholders                       $(3,538)          $(14,310)
                                                  ========          =========
 Denominator:
   Denominator for basic and diluted
   loss per share - weighted average
   shares outstanding                              21,735             21,389
                                                  =======             ======

 Basic and diluted loss per share                 $(0.16)            $(0.67)
                                                  =======            =======

The net loss reported for the quarters ended December 31, 1998 and 1997 include restructuring charges of $2.0 million (or $0.09 per share) and $2.5 million (or $0.12 per share), respectively. Refer to Note 7, "Restructuring of Operations," for further discussion.

Outstanding securities (not included in the above computations because of their antidilutive impact on reported loss per share) which could potentially dilute earnings per share in the future include convertible debentures, convertible preferred stock and employee stock options and warrants. For additional disclosure information, including conversion terms, refer to Notes 6, 9 and 11, respectively, in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 1998. Weighted average employee stock options outstanding during the quarter ended December 31, 1998 approximated 3,626,200 shares, of which 3,426,930 would not have been included in diluted earnings per share calculations for the quarter (if the Company reported net income in the quarter) because the effect would be antidilutive.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 10.   COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") establishes standards for the reporting and display of "comprehensive income," and becomes effective for the Company in fiscal 1999. Comprehensive income is defined as "all changes in equity during a period except those resulting from investments by owners and distributions to owners." Under various accounting pronouncements, certain changes in assets and liabilities are not reported in a statement of operations for the period in which they are recognized, but instead are included in balances within a separate component of stockholders' equity in a statement of financial position. The sum of such changes, along with other activity previously captured in a company's statement of operations, in effect represents comprehensive income as defined by SFAS No. 130.

The following table sets forth the computation of comprehensive income (loss):

                                                       Three Months Ended
                                                          December 31,
                                                     -----------------------
                                                      1998            1997
                                                      ----            ----
         Net loss                                    $(3,088)      $(13,860)
         Other comprehensive income
         (loss), net of tax:
           Foreign currency translation
           adjustments                                  (413)            37
                                                     --------      ---------
         Comprehensive loss                          $(3,501)      $(13,823)
                                                     ========      =========

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                                       Three months ended
                                                          December 31,
                                                       ------------------
                                                      1998           1997

Revenues:
    Net product sales                                 65.6%         75.4%
    Service revenue                                   28.3          19.7
    Other revenue                                      6.1           4.9
                                                     -----         -----
                                                     100.0         100.0
Costs and expenses:
    Cost of revenues                                  54.4          53.4
    Amortization of capitalized
      software development costs                       7.5           6.2
    Selling, general and administrative               39.7          42.0
    Research and product development                  18.1          18.5
    Restructuring of operations                        4.7           5.2
                                                     -----         -----
Operating loss                                       (24.4)        (25.3)
                                                     -----         -----
Net loss                                              (7.3)%       (28.7)%
                                                     ======        ======

Summary comments are as follows: (1) product sales declines, as discussed under "Revenues" below, resulted in the lower product revenue percentage; separately, service revenue increased 26.4%; (2) cost of revenues, measured as a percent of revenue, was up 1.0 percentage point, due primarily to lower revenues overall;
(3) operating expenses (excluding restructuring charges), despite a reduced revenue base, were reduced to 57.8% of revenue in the quarter ended December 31, 1998 as compared to 60.5% for the same period one year ago, reflecting the benefits of a cost reduction plan; more specifically, operating expenses for the quarter were down $4.5 million, or 14%; (4) the net loss was reduced, reflecting the net impact of reduced revenues, the positive results of implemented cost reductions and a gain of $9.0 million from the sale of a division.

Revenues
--------
                                       Three months ended
                                          December 31,
                                     ---------------------
                                     1998             1997
                                     ----             ----

  Revenues                         $42,419          $48,219
  Percent Change                   (12.0)%              --

Revenues in the quarter ended December 31, 1998 decreased $5.8 million, or 12.0%, compared to the prior year. Product revenues declined $8.5 million, or 23.5%, offset in part with service revenue growth of $2.5 million, or 26.4%. Both the Network Access Division (down $3.0 million, or 18%) and the Broadband Systems Division (down $5.5 million, or 28%) contributed to the product revenue shortfall. The Network Access business unit experienced a reduction in domestic Telco business and weakness in other international markets. The Broadband Systems business unit experienced a downturn in the international marketplace (principally Latin America). The entire Broadband reduction was attributable to older internetworking (TMS or multiplexer) products; the Division's ATM business ($10.4 million) was relatively unchanged from the prior year.

The VITAL Network Services business unit experienced strong service revenue growth from the prior year, reflecting success in its efforts to procure new third party service business, including VITAL's new partnership with Olicom, Inc. (refer to Note 6 for details).

Geographically, international revenues accounted for 47% of total consolidated revenues in the quarter ended December 31, 1998 as compared to 52% for the comparable period one year ago.


Cost of Revenues:
----------------
                                                     Three months ended
                                                        December 31,
                                                     ------------------
                                                     1998          1997
                                                     ----          ----
        Cost of revenues                           $23,096       $25,736
        As a percent of revenues                     54.4%         53.4%

        Amortization of capitalized
           software development costs              $ 3,162       $ 3,000
        As a percent of revenues                      7.5%          6.2%

Cost of revenues, measured as a percent of revenues, were slightly higher (1.0 percentage point) for the quarter ended December 31, 1998 as compared to the corresponding quarter in fiscal 1998. This increase reflects higher engineering contract costs associated with "other revenue," partially offset with strong improvement in service margins (up 2.7 percentage points). The improved service margins reflect the absorption of VITAL's costs over a larger revenue base. The amount of amortization of capitalized software development costs was approximately the same in each of the quarters ended December 31, 1998 and 1997.

High technology products in particular are subject to sales price pressures as competition grows and sales cycles reach maturity. The Company continues to partially offset the effect of such sales price pressures with the negotiation of reduced material component prices, improvements in manufacturing costs and efficiency and the introduction of new generation products which generally provide higher margins.

Selling, General and Administrative Expenses
--------------------------------------------
                                                    Three months ended
                                                       December 31,
                                                    -------------------
                                                   1998            1997
                                                   ----            ----
        Selling, general, and
          administrative expenses                $16,836        $20,242
        Percent change                           (16.8)%            --
        As a percent of revenues                   39.7%          42.0%

The Company's cost reduction plan (refer to Note 7, "Restructuring of Operations") contributed to a $3.4 million, or 16.8%, reduction in selling, general and administrative costs for the quarter ended December 31, 1998 versus the same period one year ago. Cost reductions were achieved in both domestic and international operations, despite ongoing salary merit increases and other
inflationary   increases.   The  cost   reductions   are  comprised  of  reduced
compensation, fringe benefit and travel costs, a more effectively managed promotion and advertising program and a reduced level of depreciation expense resulting from effective management of the Company's capital investment program. Despite a significantly reduced revenue base, selling, general and administrative expenses were also down 2.3 percentage points when measured as a percent of revenue.

Research and Product Development Costs
--------------------------------------
                                                    Three months ended
                                                       December 31,
                                                    -------------------
                                                    1998           1997
                                                    ----           ----

      Gross expenditures                           $11,031      $11,934
      Percent change                                (7.6)%            -
      As percent of revenues                         26.0%         24.7%
      ------------------------------------------------------------------
      Capitalized software costs                   $ 3,345       $ 3,000
      As a percent of gross expenditures             30.3%         25.1%
      -------------------------------------------------------------------
      Net research and product
        development costs                          $ 7,686        $8,934
      Percent change                               (14.0)%             -
      As a percent of revenues                       18.1%         18.5%
      ------------------------------------------------------------------

The Company continued to invest heavily in research and product development during the first quarter of fiscal 1999, with gross spending approximating an annual rate of $44 million, or 26.0 percent of revenue. The Company's cost reduction program, including decisions not to replace non-critical positions as employee attrition occurs, resulted in a $0.9 million, or 7.6%, reduction in gross research and development spending for the quarter ended December 31, 1998 as compared to the same period one year ago. The decrease is attributable to lower compensation costs resulting from a reduction in worldwide engineering headcount, reflecting a Company strategy of reducing development activities targeted at sustaining legacy products and limiting the investment of new funds into projects considered to have only the highest likelihood of success. Gross research and product development spending amounted to 26.0% and 24.7% of revenue in the quarters ended December 31, 1998 and 1997, respectively. The increase, when measured as a percent of revenue, is attributable to a reduced revenue base in the first quarter of fiscal 1999.

Spending in the ATM area by the Broadband Systems business unit accounted for 59% and 54% of total product development spending for the quarters ended December 31, 1998 and 1997, respectively. The complexity of the ATM technology has in the past demanded, and will continue to demand, significant research and product development investment.

Capitalized software development costs were higher than the previous year ($3.3 million as compared to $3.0 million in the same period one year ago), indicating that software development activities represent a greater proportion of total research and product development spending.

The Company conducts research and product development activities at four locations, with the largest pool of resource located in Middlebury, Connecticut, and remote facilities located in Boston, Montreal and England.

Restructuring of Operations
---------------------------

Results for the three-month periods ended December 31, 1998 and 1997 include restructuring charges of $2.0 million and $2.5 million, respectively. Refer to
Note 7, "Restructuring of Operations," for more detailed discussion. The restructuring effort executed in the quarter ended December 31, 1998 involved the creation of two new and distinct business units, the Network Access Division and the Broadband Systems Division. In an effort to improve product line focus and overall operational productivity, each business unit is comprised of a dedicated general manager and dedicated marketing, sales and product development functions.

Interest and Other Income and Expense
-------------------------------------

Net interest expense amounted to $1.7 million and $1.4 million for the quarters ended December 31, 1998 and 1997, respectively. The increase is principally attributable to a reduced level of cash available for investment and a corresponding reduction in interest income.

The quarter ended December 31, 1998 includes a $9.0 million gain from the sale of the Company's Technology Alliance Group Division. Refer to Note 8, "Sale Of Technology Alliance Group Division," for further discussion.

Separately, refer to "Foreign Currency Risk" below for discussion of foreign currency exchange activity included in other income and expense.

Income Tax Provisions
---------------------

Tax provisions recorded by the Company, principally for foreign income and domestic state taxes, amounted to $300,000 and $200,000 in the quarters ended December 31, 1998 and 1997, respectively. The Company has significant federal net operating loss carryforwards available to offset future liabilities. However, based on the Company's past financial performance and the uncertainty of ultimate realization of such carryforwards, no net deferred tax asset (or related deferred tax benefit) has been recorded in the Company's financial statements.

Foreign Currency Risk
---------------------

The Company's foreign subsidiaries are exposed to foreign currency fluctuation since they are invoicing customers in local currencies while liabilities for product purchases from the parent Company are transacted in U.S. dollars. The impact of foreign currency fluctuations on these U.S. dollar-denominated liabilities are recorded as a component of "Other Income and Expense" in the Company's consolidated statements of operations and resulted in a currency exchange gain or (loss) of $227,000 and $(250,000) for the quarters ended December 31, 1998 and 1997, respectively.

The introduction of the Euro as a common currency for members of the European Monetary Union is scheduled to take place in the Company's fiscal year 1999. The Company has not determined what impact, if any, the Euro will have on foreign exchange exposure. However, no individual foreign subsidiary comprises 10 percent or more of consolidated revenue or assets, and most subsidiary operations represent less than 5 percent of consolidated revenue or assets. The Company historically has not entered into hedge contracts or any form of derivative or similar investment.

As a result of high inflation in Mexico, the Company was required to change its method of translating the financial statements of its Mexican subsidiary to reflect the designation of the U.S. dollar as the functional currency, effective January 1, 1997. Mexico will cease being considered a highly inflationary economy for quarters beginning after December 31, 1998 and, effective January 1, 1999, the Company expects to designate the Mexican peso as the functional currency for its Mexican operations (as compared to the U.S. dollar). The Company does not expect this change to have a material impact on future financial results.

Market Risk
-----------

The Company is exposed to various market risks, including potential losses arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company historically has not entered into derivatives, forward exchange contacts or other financial instruments for trading, speculation or hedging purposes.

Interest Risk
-------------

Reference is made to Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1998, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, under the caption "Interest Risk" for discussion applicable to interest risk.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash and cash equivalents amounted to $15.6 million at December 31, 1998, as compared to $3.8 million at September 30, 1998. Future cash requirements are planned to be satisfied from a combination of existing cash balances ($15.6 million at December 31, 1998), from borrowings under its revolving credit facility ($11.2 million of additional borrowings available at December 31, 1998) and from alternate financing sources. These alternate sources are targeted to include the sale of assets, technologies and/or interests in existing businesses or operations which make sense from a strategic standpoint. For example, in December 1998 the Company completed the sale of its Technology Alliance Group, a division responsible for developing, patenting and licensing advanced modem and access technologies, for approximately $16.3 million ($12.0 million of net proceeds after related selling costs). Refer to Note 8, "Sale of Technology Alliance Group Division," for further discussion.

In addition, on December 18, 1998, the Company announced a restructuring of its business into three primary operating units and the intent to sell or partner certain other operations. The Company anticipates annual operating expense reductions to exceed $15.0 million when the plan is fully implemented. Refer to
Note 7, "Restructuring Of Operations," for further discussion of the business restructuring.

On October 22, 1997, the Company entered into a $40.0 million loan and security agreement (the "Loan Agreement") which provided the Company with $15.0 million in proceeds (received on October 22, 1997) from a five-year term loan and an additional $25.0 million (maximum value) revolving line of credit for a three-year period ending in October 2000, subject to extension. Availability of such funds is subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories, and satisfaction of other financial covenants. Such formula and covenants were amended on November 25, 1998, along with changes in interest rates and other items, as discussed below.

Maximum funds available for borrowing under the revolving line of credit portion of the Loan Agreement amounted to $18.6 million and $25.0 million at December 31, 1998 and September 30, 1998, respectively. Outstanding revolving line of credit borrowings amounted to $7,442,000 and $1,587,000 at December 31, 1998 and September 30, 1998, respectively. Separately, letters of credit in the amount of $784,000 and $763,000 were outstanding at December 31, 1998 and September 30, 1998, respectively. Most assets of the Company, including accounts receivable, inventories and property, plant and equipment, are pledged as collateral.

The Loan Agreement's covenants may, if violated, limit access to future borrowings and may accelerate payment requirements on outstanding borrowings. The most restrictive covenant requires the Company to maintain specified minimum balances consisting of the sum of stockholders' equity (excluding foreign currency translation adjustments subsequent to September 30, 1997 and restructuring charges recorded in fiscal 1998 or thereafter, not to exceed $4.5 million) and outstanding 7-3/4% convertible debentures (hereinafter referred to as "minimum equity balance"). Minimum equity balance requirements under the Loan Agreement amount to $62.9 million, $59.5 million, $57.1 million and $57.0 million on December 31, 1998, March 31, 1999, June 30, 1999 and September 30, 1999, respectively, and increases by $1.0 million per quarter for subsequent quarters. As such minimum equity balance at December 31, 1998 approximated $72.6 million, this covenant effectively limits the sum of cumulative future losses and preferred stock dividend payments to $15.6 million for the balance of the fiscal year ending September 30, 1999. Other covenants require that the Company maintain a current ratio equal to or greater than 1.4 and that annual capital expenditures not exceed $15.0 million. Separately, terms of the Loan Agreement required that the Company raise a minimum of $10.0 million in net proceeds on or before March 31, 1999 from the sale of assets or execution of an equity offering. The Company satisfied this $10.0 million covenant requirement on December 31, 1998 (see Note 8, "Sale of Technology Alliance Group Division," for further discussion of the transaction involved). In accordance with terms of the Loan Agreement, $4.3 million of the proceeds received from the transaction were applied in January 1999 to reduce borrowings outstanding under the term loan portion of the Loan Agreement.

Since the Company realized losses of $33.4 million for total fiscal 1998 and $3.1 million for the quarter ended December 31, 1998, a combination of cost reductions and/or revenue growth will be required in the remainder of fiscal 1999 to maintain compliance with the minimum equity balance covenant. (Refer to Note 7, Restructuring of Operations, for discussion of cost reduction efforts executed in December 1998). In the event of non-compliance with financial or other covenants, the Company would have to obtain a waiver or amendment from the lender and there is no assurance that the lender would grant such a waiver or amendment. The Company's inability to have access to the Loan Agreement and/or alternative financing sources would have a material adverse effect on the Company's financial condition. Management has implemented and is committed to execute further cost reduction actions as necessary to improve the Company's operating results and maintain availability of the Loan Agreement.

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

Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 1998 for further disclosures applicable to the above-referenced Loan Agreement and all other outstanding indebtedness of the Corporation.

Total outstanding debt amounted to $64.7 million at December 31, 1998, as compared to $60.8 million at September 30, 1998. The net increase of $3.9 million is comprised of $5.8 million of new borrowings under the Company revolving line of credit, partially offset with $1.9 million of principal payments made to reduce other outstanding borrowings.

Operating
---------
Net cash provided by operating activities improved to a positive $2.0 million for the quarter ended December 31, 1998 as compared to net cash usage of $0.9 million for the corresponding period one year ago.

Non-debt working capital, excluding cash and cash equivalents, decreased from $29.5 million at September 30, 1998 to $21.3 million at December 31, 1998. The $8.2 million reduction is principally comprised of, among other items, a $7.5 million reduction in accounts receivable resulting from a reduced level of revenue and continued improvement with collection efforts and a $3.8 million increase in short-term debt, partially offset with reductions in accrued payroll ($1.3 million) and deferred income ($1.2 million). The increase in short-term debt is attributable to the $4.3 million of term loan which became due and payable from proceeds received from the sale of TAG (such payment was made in January 1999; refer to Note 8, "Sale Of Technology Alliance Group Division" and
Note 5, "Long-term Debt," for further discussion).

Investing
---------
Investment in property, plant and equipment amounted to $2.3 million and $2.5 million in the three-month periods ended December 31, 1998 and 1997, respectively. The Company continues to closely monitor all capital spending in an effort to preserve cash and limit such investment to instances which appear to offer the greatest return on investment. Investments in capitalized software amounted to $3.3 million and $3.0 million, respectively, for the three-month periods ended December 31, 1998 and 1997.

Financing
---------
Net cash provided by financing activities in the quarter ended December 31, 1998 amounted to $15.5 million, including $12.0 million of proceeds received from the sale of TAG, $4.0 million of net debt borrowings and the payment of $450,000 in preferred stock dividends. This compares to $7.1 million of net cash proceeds generated in the quarter ended December 31, 1997, reflecting $7.5 million of net debt borrowings ($15 million in new borrowings less $6.8 million in debt repayments and $0.7 million of costs incurred to execute the new borrowings), less $450,000 in preferred stock dividend payments.

Reference is made to Note 5 on page 7 for a condensed summary of outstanding long-term debt as of December 31, 1998 and September 30, 1998. Separately, reference is made to the consolidated financial statements, Notes 6 and 9, filed with Form 10-K for the year ended September 30, 1998 for further disclosures applicable to outstanding long-term debt and the conversion terms applicable to $25.0 million of 7-3/4% convertible senior subordinated debentures (Note 6) and $20.0 million of convertible preferred stock (Note 9), both of which were outstanding as of December 31, 1998 and September 30, 1998.

Future Adoption Of New Accounting Statements
--------------------------------------------
Reference is made to the consolidated financial statements filed with Form 10-K for the year ended September 30, 1998, Note 1, for discussion regarding future adoption of new accounting pronouncements.

Year 2000 Compliance
--------------------
Reference is made to Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1998, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, under the caption "Year 2000 Compliance" for year 2000 compliance related discussion.


CERTAIN RISK FACTORS
--------------------

Continuing Losses: The Company has sustained net losses for the past 17 quarters ended December 31, 1998. There can be no assurance as to when the Company will achieve net income.

Credit Availability: As noted above, the Company's Loan Agreement requires compliance with specific financial covenants, including restricted net loss performance, maintenance of a current ratio which equals or exceeds 1.4 and capital spending restrictions. If the Company fails to comply with the required covenants and a waiver or amendment is not obtained, the Company may be unable to borrow funds under such agreement. In such case the Company would be required to seek other financing to fund its operations, and there can be no assurance the Company will be able to obtain such financing or, if obtained, on terms deemed favorable by the Company. Furthermore, in the event the Company does default on its $40.0 million Loan Agreement obligation, such default may result in a requirement to accelerate the due dates and payment of other outstanding indebtedness.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Portions of the foregoing discussion include descriptions of the Company's expectations regarding future trends affecting its business. The forward-looking statements made in this document, as well as all other forward-looking statements or information provided by the Company or its employees, whether written or oral, are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and future results are subject to, and should be considered in light of risks, uncertainties, and other factors which may affect future results including, but not limited to, competition, rapid changing technology, regulatory requirements and uncertainties of international trade. Examples of risks and uncertainties include, among other things: (i) the Company's ability to maintain compliance with its Loan Agreement or other financing arrangements, including the ability to achieve further amendments and/or waivers as required to maintain compliance with terms of the Loan Agreement and all other outstanding indebtedness; (ii) the possibility that the additional indebtedness permitted to be incurred under the revolving credit facility portion of the Loan Agreement may not be sufficient to maintain the Company's operations; (iii) the Company's ability to satisfy its financial obligations and to obtain additional indebtedness, if required; (iv) the Company's ability to effectively restructure its operations and achieve profitability; (v) the Company's ability to retain customers; (vi) the Company's ability to maintain existing supply arrangements and terms; and (vii) and the Company's ability to retain key employees.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

                                            GENERAL DATACOMM INDUSTRIES, INC.
                                                 (Registrant)


                                            /S/  WILLIAM G. HENRY
                                            ----------------------
                                                 William G. Henry
                                                 Vice President, Finance and
                                                 Principal Financial Officer



Dated:  February 12, 1999