Form 10-Q
period 1999-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 1999-05-17
CIK 40518

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999
                  ---------------------------------------------

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-8086
                                                 ------

                        GENERAL DATACOMM INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     06-0853856
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

       Middlebury, Connecticut                        06762-1299
---------------------------------------               ----------
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

                          Yes   X           No
                               --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
         Title of Each Class                         at March 31, 1999
         -------------------                    ----------------------------
    Common Stock, $.10 par value                        19,821,621
    Class B Stock, $.10 par value                        2,093,083

                   Total Number of Pages in this Document is 24.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                      INDEX




                                                                     Page No.
                                                                     --------
Part I.   Financial Information
          ---------------------

          Consolidated Balance Sheets - March 31, 1999 and
          September 30, 1998                                               3

          Consolidated Statements of Operations and Accumulated
          Deficit - For the Three and Six Months Ended
          March 31, 1999 and 1998                                          4

          Consolidated Statements of Cash Flows - For the Six
          Months Ended March 31, 1999 and 1998                             5

          Notes to Consolidated Financial Statements                       6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             12


Part II.  Other Information
          -----------------

          Item 4.  Submission of Matters to a Vote of Security-Holders    23

          Item 6.  Exhibits and Reports on Form 8-K                       23

                          PART I. FINANCIAL INFORMATION

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   (Unaudited)
                                                    March 31,     September 30,
In thousands, except shares                           1998            1998
-------------------------------------------------------------------------------
ASSETS:
Current assets:
  Cash and cash equivalents                           $4,208          $3,757
  Restricted cash                                      1,000               -
  Accounts receivable, less allowance for doubtful
    doubtful receivables of $1,501 in March and
    $1,442 in September                               23,883          30,013
  Inventories                                         30,240          30,574
  Deferred income taxes                                1,675           1,675
  Other current assets                                 8,296           7,030
-------------------------------------------------------------------------------
Total current assets                                  69,302          73,049
===============================================================================
Property, plant and equipment, net                    38,815          40,553
Capitalized software development costs, net           21,815          24,286
Other assets                                          10,907          11,650
-------------------------------------------------------------------------------
                                                    $140,839        $149,538
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term debt                  $7,111           $8,133
  Accounts payable, trade                            13,108           12,763
  Accrued payroll and payroll-related costs           4,861            5,896
  Deferred income                                     4,799            6,034
  Other current liabilities                          19,056           15,122
-------------------------------------------------------------------------------
Total current liabilities                            48,935           47,948
===============================================================================
Long-term debt, less current portion                 55,047           52,679
Deferred income taxes                                 2,561            2,589
Other liabilities                                     1,165              364
-------------------------------------------------------------------------------
Total liabilities                                   107,708          103,580
===============================================================================
Commitments and contingent liabilities                    -                -
Stockholders' equity:
  Preferred  stock,  par value  $1.00 per share,
    3,000,000  shares  authorized; issued  and
    outstanding:   800,000  shares  of  9%
    cumulative  convertible exchangeable
    preferred stock with a $20 million
    liquidation preference                              800              800
  Class B stock, par value $.10 per share,
    35,000,000 shares authorized; issued
    and outstanding: 2,093,083 in March
    and September                                       209              209
  Common stock, par value $.10 per share,
    35,000,000 shares authorized; issued
    and outstanding: 20,152,003 in March
    and 19,968,280 in September                       2,015            1,997
  Capital in excess of par value                    151,402          151,052
  Accumulated deficit                              (115,593)        (103,066)
  Cumulative foreign currency translation
    adjustment                                       (3,253)          (2,589)
  Common stock held in treasury, at cost:
    330,382 shares in March and September            (2,449)          (2,445)
 ------------------------------------------------------------------------------
 Total stockholders' equity                          33,131           45,958
 ------------------------------------------------------------------------------
                                                   $140,839         $149,538
 ==============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)


                                          Three Months Ended  Six Months Ended
                                              March 31,           March 31,
------------------------------------------------------------  -----------------
In thousands, except per share data       1999          1998    1999      1998
------------------------------------------------------------  -----------------
Revenues:
  Net product sales                     $25,779     $35,362   $53,616   $71,735
  Service revenue                        11,471       9,704    23,453    19,185
  Other revenue                           1,527       3,265     4,127     5,630
------------------------------------------------------------  -----------------
                                         38,777      48,331    81,196    96,550
------------------------------------------------------------  -----------------

Costs and expenses:
  Cost of product sales                  13,068      17,802    27,458    36,638
  Amortization of capitalized
   software development costs             3,010       2,972     6,172     5,972
  Cost of service revenue                 7,791       6,647    16,012    13,410
  Cost of other revenue                     124         110       609       247
  Selling, general and administrative    14,617      18,178    31,453    38,420
  Research and product development        7,135       8,173    14,821    17,107
  Restructuring of operations                 -           -     2,000     2,500
-----------------------------------------------------------   -----------------
                                         45,745      53,882    98,525   114,294
-----------------------------------------------------------   -----------------
Operating loss                           (6,968)     (5,551)  (17,329)  (17,744)
-----------------------------------------------------------   -----------------

Other income (expense):
  Gain on sale of assets                     -           -      9,001         -
  Interest, net                          (1,536)     (1,415)   (3,198)   (2,811)
  Other, net                                165         207       399       136
-----------------------------------------------------------   -----------------
                                         (1,371)     (1,208)    6,202    (2,675)
-----------------------------------------------------------   -----------------
Loss before income taxes                 (8,339)     (6,759)  (11,127)  (20,419)
Income tax provision                        200         300       500       500
-----------------------------------------------------------   -----------------
Net loss                                ($8,539)   ($7,059)  ($11,627) ($20,919)
===========================================================   =================
Basic and diluted loss per share         ($0.41)    ($0.35)    ($0.58)   ($1.02)
===========================================================   =================
Weighted average number of common and
 common equivalent shares outstanding    21,803     21,389     21,769    21,389
===========================================================   =================

Accumulated deficit at beginning of
 period                               ($106,604)  ($82,184) ($103,066) ($67,874)
Net loss                                 (8,539)    (7,059)   (11,627)  (20,919)
Payment of preferred stock dividends       (450)      (450)      (900)     (900)
-----------------------------------------------------------  ------------------
Accumulated deficit at end of period  ($115,593)  ($89,693) ($115,593) ($89,693)
===========================================================  ==================
The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Increase (Decrease) in Cash
                                                       and Cash Equivalents
                                                  -----------------------------
                                                        Six Months Ended
                                                            March 31,
                                                  -----------------------------
In thousands                                          1999              1998
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                           ($11,627)       ($20,919)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                     12,874          13,661
      Gain on sale of assets                            (9,001)             --
      Changes in:
        Accounts receivable                              5,993           1,726
        Inventories                                        386           4,422
        Accounts payable and accrued expenses            2,074          (2,743)
        Other net current assets                        (2,110)            925
        Other net long-term assets                         391             874
-------------------------------------------------------------------------------
Net cash used in operating activities                   (1,020)         (2,054)
-------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property, plant and equipment, net     (4,892)         (3,694)
  Capitalized software development costs                (6,534)         (6,013)
-------------------------------------------------------------------------------
Net cash used in investing activities                  (11,426)         (9,707)
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from revolver borrowings                     85,043              --
  Payments on revolver borrowings                      (75,690)         (4,799)
  Proceeds from sale of assets, net                     12,013              --
  Proceeds from notes and mortgages                        279          15,094
  Principal payments on notes and mortgages             (8,159)         (4,475)
  Proceeds from issuing common stock                       368             748
  Payment of preferred stock dividends                    (900)           (900)
-------------------------------------------------------------------------------
Net cash provided by financing activities               12,954           5,668
-------------------------------------------------------------------------------
Effect of exchange rates on cash                           (57)            (14)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  451          (6,107)
Cash and cash equivalents at beginning of period - (1)   3,757          21,526
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period - (1)        $4,208         $15,419
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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of March 31, 1999, the consolidated results of their operations for the three and six months ended March 31, 1999 and 1998, and their cash flows for the six months ended March 31, 1999 and 1998. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from those estimates. In addition, the markets for the Company's products are characterized by intense competition, rapid technological development, and frequent new product introductions, all of which could impact the future value of the Company's inventory, capitalized software, and certain other assets.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K for the year ended September 30, 1998.

Certain reclassifications were made to the prior years' consolidated financial statements to conform to the current year's presentation.

NOTE 2.   INVENTORIES

Inventories consist of (in thousands):

                                   March 31, 1999     September 30, 1998
                                   --------------     ------------------
       Raw materials                   $ 9,669              $10,945
       Work-in-process                   4,020                3,611
       Finished goods                   16,551               16,018
                                       -------              -------
                                       $30,240              $30,574
                                       =======              =======

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of (in thousands):

                                  March 31, 1999      September 30, 1998
                                  --------------      ------------------
       Land                          $  1,770            $  1,784
       Buildings and improvements      29,992              30,134
       Test equipment, fixtures
         and field spares              56,299              54,897
       Machinery and equipment         60,521              59,957
                                      -------             -------
                                      148,582             146,772
       Less:  accumulated
        depreciation and
        amortization                  109,767             106,219
                                     --------            --------
                                     $ 38,815            $ 40,553
                                     ========            ========


NOTE 4.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The accumulated amortization of capitalized software development costs amounted to $18,096,000 and $17,972,000 at March 31, 1999 and September 30, 1998,
respectively.

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of (in thousands):

                                   March 31, 1999      September 30, 1998
                                   --------------      ------------------

       Revolving credit facility      $10,940              $ 1,587
       Notes payable                   15,512               23,173
       7-3/4% convertible senior
         subordinated debentures       25,000               25,000
       Mortgages payable               10,706               11,052
                                      -------              -------
                                       62,158               60,812
       Less:  current portion           7,111                8,133
                                      -------              -------
                                      $55,047              $52,679
                                      =======              =======

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5. LONG-TERM DEBT (continued)

Revolving  Credit Facility

On October 22, 1997, the Company entered into a $40.0 million loan and security agreement (the "Loan Agreement") which provided the Company with $15.0 million in proceeds from a five-year term loan and an additional $25.0 million (maximum value) revolving line of credit for a three-year period ending in October 2000, subject to extension. Availability of the revolving line of credit funds is subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories and the satisfaction of other financial covenants.

Maximum funds available for borrowing under the revolving credit facility amounted to $19,913,000 and $25,000,000 at March 31, 1999 and September 30, 1998, respectively.

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

Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 1998 for further disclosures applicable to the Loan Agreement, including related financial covenant requirements, and all other outstanding indebtedness of the Corporation.


NOTE 6. VITAL NETWORK SERVICES, L.L.C. EXPANDED PARTNERSHIP WITH OLICOM, INC.

On October 15, 1998, the Company's  VITAL Network  Services  ("VITAL")  business unit entered into an agreement with Olicom, Inc. whereby VITAL assumed responsibility for Olicom's service operations in Marlborough, Massachusetts, and Olicom assigned or transferred its service contract business in North America to VITAL. In addition to the assumption of obligations for a leased facility, VITAL will pay Olicom a percentage (25% in the first year, 20% thereafter) of revenues derived from Olicom's business over a three-year period, not to exceed $3.8 million. As part of the agreement, VITAL acquired the capital assets used in Olicom's service business. VITAL recorded the acquisition using the purchase method of accounting, and due to the conditional nature of the payments owing to Olicom, no liability or corresponding assets (including goodwill) were recorded for these payments at the date of acquisition. Subsequent to the acquisition, VITAL is recording the assets and corresponding liabilities as such amounts become unconditional.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7. RESTRUCTURING OF OPERATIONS

In December 1998, the Company restructured its operations into three distinct business units to increase product line focus and move toward operating autonomy. Two new business units resulted from the reorganization: Broadband Systems Division and Network Access Division. The new business units will supplement the existing VITAL Network Services business unit, which was launched in October 1997 to provide professional services on multi-vendor networking equipment on a worldwide basis.


The reorganization resulted in a work force reduction of approximately 200 persons. The net loss for the six months ended March 31, 1999 includes a charge of $2.0 million, or $0.09 per share, primarily for post-employment benefits under the Company's severance plan, of which $905,000 was unpaid at March 31, 1999; the Company expects to pay such unpaid amounts during fiscal 1999.

The net loss for the six months ended March 31, 1998 includes a charge of $2.5 million, or $0.12 per share, which is comprised of a $1.0 million provision for post-employment benefits under the Company's severance plan related to the elimination of approximately 200 full-time positions and $1.5 million for the write-off of intangible assets and other costs associated with the elimination of low-volume product lines.


NOTE 8. SALE OF TECHNOLOGY ALLIANCE GROUP ("TAG") DIVISION

In December 1998, the Company reported the sale of its TAG division. The Company had been actively pursuing the sale of its TAG division since it is not strategic to the reorganized business units described in Note 7 above. The division, which developed, patented and licensed advanced modem and access technologies, was principally comprised of scientists and engineers and held the rights to certain technologies patented by the division. The sale resulted in a pre-tax gain of $9.0 million and generated cash proceeds, net of expenses, of approximately $12.0 million in the six months ended March 31, 1999. Of such $12.0 million, $1.0 million was being held in escrow and reported as restricted cash at March 31, 1999. The Company expects to receive such funds on or about June 30, 1999.

The Company's primary loan agreement provided that a portion of the proceeds (approximately $4.3 million) be used to reduce outstanding indebtedness under this agreement, and this occurred in January 1999.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                     Three Months Ended        Six Months Ended
                                          March 31,                March 31,
                                     ------------------        ----------------
                                       1999       1998         1999       1998
                                       ----       ----         ----       ----
Numerator:
  Net loss                          $(8,539)   $(7,059)    $(11,627)   $(20,919)
  Preferred stock dividends             450        450          900         900
  Numerator for basic and diluted   --------   -------     ---------   --------
   loss per share - loss applicable
   to common stockholders           $(8,989)   $(7,509)    $(12,527)   $(21,819)
                                    ========   ========    =========   ========
Denominator:
  Denominator for basic and diluted
   loss per share - weighted
   average shares outstanding        21,803     21,389      21,769       21,389
                                     ------     ------      -------      ------
Basic and diluted loss per share     $(0.41)    $(0.35)     $(0.58)      $(1.02)
                                     =======    =======     =======      ======

The net loss reported for the six-month periods ended March 31, 1999 and 1998 includes restructuring charges of $2.0 million (or $0.09 per share) and $2.5 million (or $0.12 per share), respectively. Refer to Note 7, "Restructuring of Operations," for further discussion.

Outstanding securities (not included in the above computations because of their dilutive impact on reported loss per share) which could potentially dilute earnings per share in the future include convertible debentures, convertible preferred stock and employee stock options and warrants. For additional disclosure information, including conversion terms, refer to Notes 6, 9 and 11, respectively, in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 1998. Weighted average employee stock options outstanding during the six months ended March 31, 1999 approximated 3,578,112 shares, of which 3,430,667 would not have been included in diluted earnings per share calculations for the six months ended March 31, 1999 (if the Company reported net income for the referenced period) because the effect would be antidilutive.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 10. COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") establishes standards for the reporting and display of "comprehensive income," and becomes effective for the Company in fiscal 1999. Comprehensive income is defined as "all changes in equity during a period except those resulting from investments by owners and distributions to owners." Under various accounting pronouncements, certain changes in assets and liabilities are not reported in a statement of operations for the period in which they are recognized, but instead are included in balances within a separate component of stockholders' equity in a statement of financial position. The sum of such changes, along with other activity reported in the Company's statement of operations, in effect represents comprehensive income as defined by SFAS No. 130.

The following table sets forth the computation of comprehensive income (loss):

                                   Three Months Ended         Six Months Ended
                                        March 31,                  March 31,
                                   ------------------       ------------------
                                    1999        1998         1999       1998
                                    ----        ----         ----       ----
Net loss                           $(8,539)    $(7,059)    $(11,627)  $(20,919)
Other comprehensive income
 (loss), net of tax:
Foreign currency translation
 adjustments                          (251)        (71)        (664)       (34)
                                   --------    --------    ---------  ---------
Comprehensive loss                 $(8,790)    $(7,130)    $(12,291)  $(20,953)
                                   ========    ========    =========  =========

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                     Three months ended       Six months ended
                                          March 31,                March 31,
                                     ------------------       -----------------
                                      1999       1998         1999        1998
                                      ----       ----         ----        ----
Revenues:
  Net product sales                   66.5%      73.2%        66.0%       74.3%
  Service revenue                     29.6       20.1         28.9        19.9
  Other revenue                        3.9        6.7          5.1         5.8
                                     -----      -----        -----       -----
                                     100.0      100.0        100.0       100.0
Costs and expenses:
  Cost of revenues                    54.1       50.8         54.3        52.1
  Amortization of capitalized
    software development costs         7.8        6.2          7.5         6.2
  Selling, general and
    administrative                    37.7       37.6         38.7        39.8
  Research and product development    18.4       16.9         18.3        17.7
  Restructuring of operations            -          -          2.5         2.6
                                     -----       -----       ------      ------
Operating loss                       (18.0)     (11.5)       (21.3)      (18.4)
                                     ------     -----        ------      ------
Net loss                             (22.0)%    (14.6)%      (14.3)%     (21.7)%
                                     =======    =======      ======      ======

Summary comments are as follows: (1) quarter and year-to-date product sales declined, offset in part with growth in service revenue (see "Revenues" caption below for further discussion); as a result, product revenue represents a reduced percentage of total revenue, while service revenue represents an increased percentage of total revenue; (2) other revenue also represents a lower percentage of total revenue reflecting a reduction in royalty revenue attributable to the Company's TAG division being sold in December 1998 (see Note 8 for details); (3) quarter and year-to-date cost of revenue, measured as a percent of revenue, increased from the prior year reflecting the impact of (lower margin) service revenue representing a higher percentage of total revenue and a reduced level of high margin royalty revenue; (4) year-to-date operating expenses (excluding restructuring charges) are down slightly when measured as a percent of revenue, despite a lower revenue base in fiscal 1999; this reflects the impact of the Company's cost reduction actions, which have reduced operating expenses by $9.3 million, or 16.7%, as compared to the first six months of fiscal 1998; (5) the year-to-date net loss was reduced reflecting the net impact of reduced revenues, the positive results of implemented cost reductions and a gain of $9.0 million from the sale of a division.

Revenues
--------
                                     Three months ended       Six months ended
                                         March 31,               March 31,
                                     ------------------       ----------------
                                     1999          1998       1999       1998
                                     ----          ----       ----       ----
   Revenues                        $38,777      $48,331     $81,196   $96,550
   Percent change                  (19.8)%            -      (15.9)%        -


Revenues in the quarter ended March 31, 1999 decreased $9.6 million, or 19.8%, compared to the prior year, reflecting a product revenue decline of $9.6 million, or 27.1%, offset in part with service revenue growth of $1.8 million, or 18.2%; other revenue was down $1.8 million from the prior year, reflecting a reduction in royalty revenue attributable to the TAG division which was sold in December 1998 (refer to Note 8 for details). Both the Network Access Division (down $2.3 million, or 14%) and the Broadband Systems Division (down $7.3 million, or 39%) contributed to the product revenue shortfall. The Network Access business unit experienced a reduction in domestic Telco business and weakness in other international markets, partially offset with growth in its domestic distribution business and the Canadian marketplace. The Broadband Systems business unit experienced a downturn in the international marketplace (principally Latin America).

In December 1998, the Company announced a restructuring of operations into three distinct and separately managed business units. The Network Access and Broadband Systems business units spent considerable time defining their business strategies, organizational structures and operating procedures during the quarter ended March 31, 1999. The Company attributes a portion of the product revenue decline in the quarter ended March 31, 1999 to a diversion of sales efforts as each business unit defined and executed such plans.

The VITAL Network Services business unit's revenue growth reflects success in its efforts to procure new third party service business, including VITAL's new partnership with Olicom, Inc. (refer to Note 6 for details).

Geographically,  international   revenues  accounted  for  46%  of  total
consolidated revenues for the quarter ended March 31, 1999 as compared to 49% for the comparable period one year ago.

The above trends and discussion also apply to year-to-date revenue performance. Revenues for the six months ended March 31, 1999 decreased $15.3 million, or 15.9%, as compared to the prior year, reflecting a product revenue decline of $18.1 million, or 25.3%, offset in part with service revenue growth of $4.3 million, or 22.2%; other revenue was down $1.5 million from the prior year. The Network Access Division (down $5.3 million, or 16%) and the Broadband Systems Division (down $12.9 million, or 33%) contributed to the product revenue shortfall. A significant portion of the Broadband Systems business unit revenue decline ($9.2 million) was attributable to the division's older internetworking products (TMS or multiplexer). The division's ATM revenue decline amounted to $3.7 million on a year-to-date basis.

Geographically, international revenues accounted for 47% and 52% of total consolidated revenues for the six-month periods ended March 31, 1999 and 1998, respectively.

Cost of Revenues:
----------------

                                      Three months ended     Six months ended
                                           March 31,            March 31,
                                      ------------------     ----------------
                                        1999        1998       1999      1998
                                        ----        ----       ----      ----
  Cost of revenues                   $20,983     $24,559    $44,079   $50,295
  As a percent of revenues             54.1%       50.8%      54.3%     52.1%

  Amortization of capitalized
    software development costs        $3,010      $2,972     $6,172    $5,972
  As a percent of revenues              7.8%        6.1%       7.6%      6.2%

Cost of revenues, measured as a percent of revenues, increased by 3.3 and 2.2 percentage points, respectively, for the three- and six-month periods ended March 31, 1999 as compared to the corresponding periods one year ago. Product cost (measured as a percent of revenue) was relatively unchanged. The increase in total cost is principally attributable to revenue mix. Service revenue, which generates lower margin than product revenue, represented a larger percentage of the Company's total revenue in fiscal 1999 (approximately 30% and 29% of total revenue for the three- and six-month periods ended March 31, 1999, respectively, as compared to 20% for the same periods of fiscal 1998). In addition, a reduction in high margin royalty revenue (attributable to the sale of TAG) also contributed to the margin decline. These margin declines were partially offset with improved margins from the service business as a result of the larger revenue base.

Amortization of capitalized software development costs did not change materially from the prior year. However, due to the lower revenues, such costs represented a higher percentage of revenue in both the three and six months ended March 31, 1999 as compared to the corresponding periods of fiscal 1998.

High technology products in particular are subject to sales price pressures as competition grows and sales cycles reach maturity. The Company continues to partially offset the effect of such sales price pressures with the negotiation of reduced material component prices, improvements in manufacturing costs and efficiencies, and the introduction of new generation products which generally provide higher margins.

Selling, General and Administrative Expenses
--------------------------------------------

                                      Three months ended      Six months ended
                                           March 31,              March 31,
                                      ------------------      ----------------
                                       1999         1998        1999      1998
                                       ----         ----        ----      ----
  Selling, general, and
    administrative expenses         $14,617      $18,178     $31,453   $38,420
  Percent change                    (19.6)%           --     (18.1)%        --
  As a percent of revenues           37.7%         37.6%      38.7%      39.8%

The Company's cost reduction plans (refer to Note 7, "Restructuring of Operations") have been effective in reducing selling, general and administrative expenses. Selling, general and administrative expenses are down $3.6 million, or 19.6%, for the quarter ended March 31, 1999 and $7.0 million, or 18.1%, for the six-month period ended March 31, 1999 as compared to the corresponding periods of fiscal 1998. Cost reductions were achieved in both domestic and international operations despite ongoing salary merit increases and other inflationary increases. The cost reductions are comprised of reduced compensation, fringe benefit and travel costs, a more effectively managed promotion and advertising program, and a reduced level of capital spending and related depreciation expense resulting from effective management of the Company's capital investment program. Despite a significantly reduced revenue base, year-to-date selling, general and administrative expenses were also down 1.1 percentage points when measured as a percent of revenue.

Research and Product Development Costs
--------------------------------------

                                Three months ended         Six months ended
                                     March 31,                  March 31,
                                ------------------         -----------------
                                1999        1998           1999         1998
                                ----        ----           ----         ----

  Gross expenditures           $10,324     $11,186        $21,355     $23,120
  Percent change                (7.7)%         --          (7.6)%          --
  As percent of revenues        26.6 %       23.1%         26.3 %        23.9%
  ----------------------------------------------------------------------------
  Capitalized software costs   $3,189      $3,013         $6,534       $6,013
  As a percent of gross
  expenditures                  30.9%        26.9%         30.6%        26.0%
  ----------------------------------------------------------------------------
  Net research and product
  development costs            $7,135      $8,173         $14,821     $17,107
  Percent change              (12.7)%          --         (13.4)%         --
  As a percent of revenues     18.4 %       16.9%          18.3 %       17.7%
  ----------------------------------------------------------------------------

The Company continues to invest heavily in research and product development during fiscal 1999, with gross spending for the first six months approximating an annual rate of $43 million, or 26% of revenue. Such spending is, however, being closely monitored under the Company's cost reduction program. The Company's cost reduction program strategy has been to significantly reduce or eliminate development activities targeted at sustaining legacy products and, more importantly, to limit the investment of new funds into projects considered to have only the highest likelihood of success. As a result, the Company has not been replacing non-critical positions as employee attrition occurs. Furthermore, other positions were eliminated as part of the December 1998 restructuring process.

The end result of the Company's cost reduction program has been more focused development effort and gradual headcount reduction. Gross spending for the quarter ended March 31, 1999 was down $0.9 million, or 7.7%, as compared to quarter ended March 31, 1998. Year-to-date gross spending follows a similar pattern, down $1.8 million, or 7.6%, from the same period one year ago. The spending reductions are principally attributable to lower compensation costs (resulting from the reduction in worldwide engineering headcount), and were achieved despite ongoing salary merit increases and other inflationary increases.

Spending in the ATM area by the Broadband Systems business unit accounted for 73% and 54% of total product development spending for the quarters ended March 31, 1999 and 1998, respectively, and 69% and 54% of total product development spending for the six month periods ended March 31, 1999 and 1998, respectively. The complexity of the ATM technology has in the past demanded, and will continue to demand, significant research and product development investment.

Capitalized software development costs, measured as a percentage of gross spending, were higher than the previous year for both the three- and six-month periods ended March 31, 1999, indicating that software development activities represent a greater proportion of total research and product development spending.

The Company conducts research and product development activities at four locations, with the largest pool of resource located in Middlebury, Connecticut, and remote facilities located in Boston, Montreal and England. The Company is currently reviewing options for strategic partnering of certain research and development activities.

Restructuring of Operations
---------------------------

Results for the six-month periods ended March 31, 1999 and 1998 include restructuring charges of $2.0 million and $2.5 million, respectively. Refer to
Note 7, "Restructuring of Operations," for more detailed discussion. The restructuring effort executed in December 1998 involved the creation of two new and distinct business units, the Network Access Division and the Broadband Systems Division. In an effort to improve product line focus and overall operational productivity, each business unit is comprised of a dedicated general manager and dedicated sales, marketing and product development functions. During the quarter ended March 31, 1999, the new business units made significant progress in defining their business strategies, organizational structures and operating procedures. As a result, the Company anticipates productivity improvements across all operational areas from each business unit going forward.

Interest and Other Income and Expense
-------------------------------------

Net interest expense amounted to $1.5 million and $1.4 million for the quarters ended March 31, 1999 and 1998, respectively. On a year-to-date basis, net interest expense amounted to $3.2 million and $2.8 million for the six-month periods ended March 31, 1999 and 1998, respectively. The increases are principally attributable to a reduced level of cash available for investment and a corresponding reduction in interest income.

The six months ended March 31, 1999 includes a $9.0 million gain from the sale of the Company's Technology Alliance Group division. Refer to Note 8, "Sale of Technology Alliance Group Division," for further discussion.

Separately, refer to "Foreign Currency Risk" below for discussion of foreign currency exchange activity included in other income and expense.

Income Tax Provisions
---------------------

Tax provisions recorded by the Company, principally for foreign income and domestic state taxes, amounted to $200,000 and $300,000 in the quarters ended March 31, 1999 and 1998, respectively, and $500,000 for each of the six-month periods ended March 31, 1999 and 1998. The Company has significant federal net operating loss carryforwards available to offset future liabilities. However, based on the Company's past financial performance and the uncertainty of ultimate realization of such carryforwards, no net deferred tax asset (or related deferred tax benefit) has been recorded in the Company's financial statements.

Foreign Currency Risk
---------------------

The Company's foreign subsidiaries are exposed to foreign currency fluctuation since they are invoicing customers in local currencies while liabilities for product purchases from the parent Company are transacted in U.S. dollars. The impact of foreign currency fluctuations on these U.S. dollar-denominated liabilities are recorded as a component of "Other Income and Expense" in the Company's consolidated statements of operations; such activity resulted in a currency exchange gain or (loss) of $42,000 and $38,000 for the quarters ended March 31, 1999 and 1998, respectively, and $270,000 and $(212,000) for the six-month periods ended March 31, 1999 and 1998, respectively.

The introduction of the Euro as a common currency for members of the European Monetary Union is scheduled to take place in the Company's fiscal year 1999. The Company has not determined what impact, if any, the Euro will have on foreign exchange exposure. However, no individual foreign subsidiary comprises 10 percent or more of consolidated revenue or assets, and most subsidiary operations represent less than 5 percent of consolidated revenue or assets. See "Market Risk" below for further discussion of foreign currency risk.

As a result of lower inflation in Mexico, the Company was required to change its method of translating the financial statements of its Mexican subsidiary to reflect the designation of Mexican peso as the functional currency effective January 1, 1999. Previously the U.S. dollar had been the designated functional currency. This change did not have a material impact on current quarter financial results, and the Company does not expect this change to have a material impact on future financial results.

Market Risk
-----------

The Company is exposed to various market risks, including potential losses arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company historically has not entered into derivatives, forward exchange contacts or other financial instruments for trading, speculation or hedging purposes.

Interest Risk
-------------

For discussion applicable to interest risk, reference is made to Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1998, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, under the caption "Interest Risk."

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash and cash equivalents amounted to $4.2 million at March 31, 1999, as compared to $3.8 million at September 30, 1998. Future cash requirements are planned to be satisfied from a combination of existing cash balances, additional borrowings under its revolving credit facility ($8.6 million of additional borrowings available at March 31, 1999) and from alternate financing sources. These alternate sources are targeted to include the sale of assets, technologies and/or interests in existing businesses or operations which make sense from a strategic standpoint (for example, in December 1998 the Company completed the sale of its Technology Alliance Group division for approximately $16.3 million ($12.0 million of net proceeds after related selling costs). Refer to Note 8, "Sale of Technology Alliance Group Division," for further discussion. Other alternative sources could also include the issuance of new debt instruments, debt arrangements and/or equity securities.

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

On October 22, 1997, the Company entered into a $40.0 million loan and security agreement (the "Loan Agreement") which provided the Company with $15.0 million in proceeds from a five-year term loan and an additional $25.0 million (maximum value) revolving line of credit for a three-year period ending in October 2000, subject to extension. Availability of such funds is subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories, and satisfaction of other financial covenants. Such formula and covenants were amended on November 25, 1998, along with changes in interest rates and other items, as discussed below.

Maximum funds available for borrowing under the revolving line of credit portion of the Loan Agreement amounted to $19.9 million and $25.0 million at March 31, 1999 and September 30, 1998, respectively. Outstanding revolving line of credit borrowings amounted to $11.0 million and $1.6 million at March 31, 1999 and September 30, 1998, respectively. Separately, letters of credit in the amount of $284,000 and $763,000 were outstanding at March 31, 1999 and September 30, 1998, respectively. Most assets of the Company, including accounts receivable, inventories and property, plant and equipment, are pledged as collateral.

The Loan Agreement's covenants may, if violated, limit access to future borrowings and may accelerate payment requirements on outstanding borrowings. The most restrictive covenant requires the Company to maintain specified minimum balances consisting of the sum of stockholders' equity (excluding foreign currency translation adjustments subsequent to September 30, 1997 and restructuring charges recorded in fiscal 1998 or thereafter not to exceed $4.5 million) and outstanding 7 3/4% convertible debentures (hereinafter referred to as "minimum equity balance"). Minimum equity balance requirements under the Loan Agreement amount to $59.5 million, $57.1 million and $57.0 million on March 31, 1999, June 30, 1999 and September 30, 1999, respectively, and increases by $1.0 million per quarter beginning December 31, 1999. As such minimum equity balance at March 31, 1999 approximated $64.2 million, this covenant effectively limits the sum of cumulative future losses and preferred stock dividend payments to $7.2 million for the balance of the fiscal year ending September 30, 1999. Other covenants require that the Company maintain a current ratio equal to or greater than 1.4 and that annual capital expenditures not exceed $15.0 million. Separately, terms of the Loan Agreement required that the Company raise a minimum of $10.0 million in net proceeds on or before March 31, 1999 from the sale of assets or execution of an equity offering. The Company satisfied this $10.0 million covenant requirement on December 31, 1998 (see Note 8, "Sale of Technology Alliance Group Division," for further discussion of the transaction involved). In accordance with terms of the Loan Agreement, $4.3 million of the proceeds received from the transaction were applied to reduce borrowings outstanding under the term loan portion of the Loan Agreement in January 1999.

Since the Company realized losses of $33.4 million for total fiscal 1998 and $11.6 million for the six months ended March 31, 1999, a combination of cost reductions and/or revenue growth will be required in the remainder of fiscal 1999 to maintain compliance with the minimum equity balance covenant. (Refer to Note 7, "Restructuring of Operations," for discussion of cost reduction efforts executed in December 1998). In the event of non-compliance with financial or other covenants, the Company would have to obtain a waiver or amendment from the lender, and there is no assurance that the lender would grant such a waiver or amendment. The Company's inability to have access to the Loan Agreement and/or alternative financing sources would have a material adverse effect on the Company's financial condition. Management has implemented and is committed to execute further cost reduction (or other) actions as necessary to improve the Company's operating results and maintain availability of the Loan Agreement.

In the past the Company has relied on its ability to offer for sale its common stock, preferred stock, convertible debentures and/or warrants as viable alternative sources of financing. The availability and terms of such offerings in the future will depend on such items as the Company's future financial performance, the Company's ability to authorize additional shares of its common stock and/or market demand for the Company's technologies. As a result, these sources may not be available, or may be available on less favorable terms, in the future. The Company's inability to have access to the Loan Agreement funds and/or alternative financing sources would have a material adverse effect on the Company's financial condition.

Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 1998 for further disclosures applicable to the above-referenced Loan Agreement and all other outstanding indebtedness of the Corporation.

Total outstanding debt amounted to $62.2 million at March 31, 1999, as compared to $60.8 million at September 30, 1998. The net increase of $1.4 million is comprised of $9.3 million of new (net) borrowings under the Company revolving line of credit and other miscellaneous borrowings of $0.3 million, less $8.2 million of principal payments made to reduce other outstanding borrowings.

Operating
---------

Net cash used in operating activities amounted to $1.0 million and $2.0 million in the six months ended March 31, 1999 and 1998, respectively.

Non-debt working capital, excluding cash and cash equivalents, decreased from $29.5 million at September 30, 1998 to $23.3 million at March 31, 1999,
for  a  reduction  of  $6.2  million.   The  single
largest factor in this change was a $6.1 million reduction in accounts receivable, reflecting both favorable collection activity and the reduced level of business this quarter as compared to the quarter ended September 30, 1998.

Investing
---------

Investment in property, plant and equipment amounted to $4.9 million and $3.7 million in the six-month periods ended March 31, 1999 and 1998, respectively. Approximately $600,000 of the fiscal 1999 capital investment activity is applicable to VITAL Network Services purchase of Olicom assets, for use in servicing Olicom customers (see Note 6, "VITAL Network Services, L.L.C. Expanded Partnership With Olicom, Inc." for further discussion). The Company continues to closely monitor all capital spending in an effort to preserve cash and limit such investment to instances which appear to offer the greatest return on investment. Investments in capitalized software amounted to $6.5 million and $6.0 million for the six-month periods ended March 31, 1999 and 1998, respectively,

Financing
---------

Net cash provided by financing activities in the six-month period ended March 31, 1999 amounted to $13.0 million, comprised of $12.0 million of proceeds received from the sale of TAG, $1.5 million of net debt borrowings, $0.4 million of proceeds received from the issuance of common stock pursuant to employee stock programs and the payment of $0.9 million in preferred stock dividends. This compares to $5.6 million of net cash proceeds generated in the six months ended March 31, 1998, reflecting $5.8 million of net debt borrowings ($15.1 million in new borrowings less $9.3 million in debt repayments), $0.7 million of proceeds received from the issuance of common stock pursuant to employee stock programs and the payment of $0.9 million in preferred stock dividends.

Reference is made to Note 5 on page 7 for a condensed summary of outstanding long-term debt as of March 31, 1999 and September 30, 1998. Separately, reference is made to the consolidated financial statements, Notes 6 and 9, filed with Form 10-K for the year ended September 30, 1998 for further disclosures applicable to outstanding long-term debt and the conversion terms applicable to $25.0 million of 7-3/4% convertible senior subordinated debentures (Note 6) and $20.0 million of convertible preferred stock (Note 9), both of which were outstanding as of March 31, 1999 and September 30, 1998.

Future Adoption Of New Accounting Statements
--------------------------------------------

Reference is made to the consolidated financial statements filed with Form 10-K for the year ended September 30, 1998, Note 1, for discussion regarding future adoption of new accounting pronouncements.

Year 2000 Compliance
--------------------

Reference is made to Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1998, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, under the caption "Year 2000 Compliance" for year 2000 compliance related discussion. The referenced discussion remains current as of March 31, 1999.

CERTAIN RISK FACTORS

Continuing Losses: The Company has sustained net losses for the past 18 quarters ended March 31, 1999. There can be no assurance as to when the Company will achieve net income.

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

Common Stock Availability: The Company has in the past relied on its ability to issue common stock, convertible debt and convertible preferred stock as a source of funds for general operating purposes. Additional shares of common stock need to be authorized by a vote of a majority of shareholders at a shareholders' meeting in June 1999 in order to assure availability of common stock for such purposes. If not approved, the Company may be required to seek other financing to fund its operations, and there can be no assurance the Company will be able to obtain such financing or, if obtained, on terms deemed favorable by the Company.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Portions of the foregoing discussion include descriptions of the Company's expectations regarding future trends affecting its business. The forward-looking statements made in this document, as well as all other forward-looking statements or information provided by the Company or its employees, whether written or oral, are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and future results are subject to, and should be considered in light of risks, uncertainties, and other factors which may affect future results including, but not limited to, competition, rapid changing technology, regulatory requirements and uncertainties of international trade. Examples of risks and uncertainties include, among other things: (i) the Company's ability to maintain compliance with its Loan Agreement or other financing arrangements, including the ability to achieve further amendments and/or waivers as required to maintain compliance with terms of the Loan Agreement and all other outstanding indebtedness; (ii) the possibility that the additional indebtedness permitted to be incurred under the revolving credit facility portion of the Loan Agreement may not be sufficient to maintain the Company's operations; (iii) the Company's ability to satisfy its financial obligations and to obtain additional indebtedness, if required; (iv) the Company's ability to effectively restructure its operations and achieve profitability; (v) the Company's ability to retain customers; (vi) the Company's ability to maintain existing supply arrangements and terms; and (vii) the Company's ability to retain key employees.

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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES



Part II.  Other Information
          -----------------


Item 4.   Submission of Matters to a Vote of Security-Holders
          ---------------------------------------------------

          On February 4, 1999, at the Annual Meeting of Stockholders of the Corporation, the stockholders:

          1. Elected Frederick R. Cronin as a director to the Corporation for a term of three years:

                  Number of votes cast for:            8,860,413
                  Number of votes withheld:            2,037,788

          2. Adopted an Amendment to the Corporation's 1979 Employee Stock Purchase Plan reserving an additional 600,000 shares of the Corporation's Common Stock for issuance thereunder:

                  Number of votes cast for:           14,171,847
                  Number of votes cast against:        5,129,807
                  Number of votes abstained:             366,779

           3. Added a by-law which prohibits the repricing of stock options already issued and outstanding to a lower strike price at any time during the terms of such option without prior approval of shareholders:

                  Number of votes cast for:            5,755,519
                  Number of votes cast against:        4,947,119
                  Number of votes abstained:             195,563


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Index of Exhibits

             3.1  Amended By-Laws of  the Corporation.

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



                                             GENERAL DATACOMM INDUSTRIES, INC.
                                                         (Registrant)

                                             /S/  WILLIAM G. HENRY
                                             ---------------------------------
                                                  William G. Henry
                                                  Vice President, Finance and
                                                  Principal Financial Officer



Dated:  May 17, 1999