Form 10-Q
period 1999-06-30
GENERAL DATACOMM INDUSTRIES INC
filed 1999-08-16
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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

                            Yes   X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                Number of Shares Outstanding
       Title of Each Class                          at June 30, 1999
       -------------------                      ----------------------------

   Common Stock, $.10 par value                       19,828,321
   Class B Stock, $.10 par value                       2,092,383

                  Total Number of Pages in this Document is 26.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                      INDEX



                                                                      Page No.
                                                                      --------
Part I. Financial Information

        Consolidated Balance Sheets - June 30, 1999 and
        September 30, 1998                                                3

        Consolidated Statements of Operations and Accumulated
        Deficit - For the Three and Nine Months Ended
        June 30, 1999 and 1998                                            4

        Consolidated Statements of Cash Flows - For the Nine Months
        Ended June 30, 1999 and 1998                                      5

        Notes to Consolidated Financial Statements                        6

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                            13


Part II.Other Information

        Item 4. Submission of Matters to a Vote of Security-Holders      25

        Item 6. Exhibits and Reports on Form 8-K                         25

                          PART I. FINANCIAL INFORMATION

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 June 30,         September 30,
In thousands, except shares                        1999               1998
-------------------------------------------------------------------------------
ASSETS:                                        (Unaudited)
Current assets:
 Cash and cash equivalents                       $ 3,580            $ 3,757
 Restricted cash                                   1,000                 -
 Accounts receivable, less allowance
  for doubtful receivables of $1,720 in
  June and $1,442 in September                    26,871             30,013
 Inventories                                      30,309             30,574
 Deferred income taxes                             1,499              1,675
 Other current assets                              9,315              7,030
-------------------------------------------------------------------------------
Total current assets                              72,574             73,049
===============================================================================
Property, plant and equipment, net                37,205             40,553
Capitalized software development costs, net       21,815             24,286
Other assets                                      12,693             11,650
-------------------------------------------------------------------------------
                                                $144,287           $149,538
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
  Current portion of long-term debt              $ 4,370             $8,133
  Accounts payable, trade                         14,479             12,763
  Accrued payroll and payroll-related costs        6,377              5,896
  Deferred income                                  4,908              6,034
  Other current liabilities                       21,125             15,122
-------------------------------------------------------------------------------
Total current liabilities                         51,259             47,948
===============================================================================
Long-term debt, less current portion              64,131             52,679
Deferred income taxes                              2,240              2,589
Other liabilities                                  1,131                364
-------------------------------------------------------------------------------
Total liabilities                                118,761            103,580
===============================================================================
Commitments and contingent liabilities              -                  -
Stockholders' equity:
  Preferred stock, par value $1.00 per share,
   3,000,000 shares authorized; issued and
   outstanding: 800,000 shares of 9% cumulative
   convertible exchangeable preferred stock with
   a $20 million liquidation preference              800                800
Class B stock, par value $.10 per share,
  10,000,000 shares authorized; issued and
  outstanding: 2,092,383 in June and 2,093,083
  in September                                       209                209
Common stock, par value $.10 per share,
  50,000,000 shares authorized; issued and
  outstanding: 20,158,703 in June and
  19,968,280 in September                          2,016               1,997
Capital in excess of par value                   151,413             151,052
Accumulated deficit                             (123,117)           (103,066)
Cumulative foreign currency translation
  adjustment                                      (3,346)             (2,589)
Common stock held in treasury, at cost:
  330,382 shares in June and September            (2,449)             (2,445)
-------------------------------------------------------------------------------
Total stockholders' equity                        25,526              45,958
-------------------------------------------------------------------------------
                                                $144,287            $149,538
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)



                                        Three Months Ended   Nine Months Ended
                                             June 30,               June 30,
                                       ----------------      -----------------
In thousands, except per share data       1999     1998        1999       1998
-------------------------------------------------------      ------------------
Revenues:
  Net product sales                     $30,163   $37,154    $83,779   $108,889
  Service revenue                        11,112     9,221     34,565     28,406
  Other revenue                           1,094     1,656      5,221      7,286
---------------------------------------------------------    ------------------
                                         42,369    48,031    123,565    144,581
---------------------------------------------------------    ------------------
Costs and expenses:
  Cost of product sales                  15,504    17,761     42,962    54,399
  Amortization of capitalized
   software development costs             3,000     2,921      9,172     8,893
  Cost of service revenue                 7,984     6,709     23,996    20,119
  Cost of other revenue                      87       144        696       391
  Selling, general and administrative    14,514    17,788     45,967    56,208
  Research and product development        6,402     7,396     21,223    24,503
  Restructuring of operations                 -         -      2,000     2,500
---------------------------------------------------------    ------------------
                                         47,491    52,719    146,016   167,013
---------------------------------------------------------    ------------------
Operating loss                           (5,122)   (4,688)   (22,451)  (22,432)
---------------------------------------------------------    ------------------
Other income (expense):
  Gain on sale of assets                     -         -       9,001         -
  Interest, net                          (1,801)   (1,530)    (4,999)   (4,341)
  Other, net                                 49        32        448       168
---------------------------------------------------------    ------------------
                                         (1,752)   (1,498)     4,450    (4,173)
---------------------------------------------------------    ------------------
Loss before income taxes                 (6,874)   (6,186)   (18,001)  (26,605)
Income tax provision                        200       100        700       600
---------------------------------------------------------    ------------------
Net loss                                ($7,074)  ($6,286)  ($18,701) ($27,205)
=========================================================    ==================
Basic and diluted loss per share         ($0.34)   ($0.31)    ($0.92)   ($1.33)
=========================================================    ==================
Weighted average number of common and
 common equivalent shares outstanding    21,918    21,542     21,819    21,458
=========================================================    ==================
Accumulated deficit at beginning
 of period                            ($115,593) ($89,693) ($103,066) ($67,874)
Net loss                                 (7,074)   (6,286)   (18,701)  (27,205)
Payment of preferred stock dividends       (450)     (450)    (1,350)   (1,350)
---------------------------------------------------------    ------------------
Accumulated deficit at end of period  ($123,117) ($96,429) ($123,117) ($96,429)
=========================================================    ==================

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  Increase (Decrease) in Cash
                                                      and Cash Equivalents
                                                  ----------------------------
                                                        Nine Months Ended
                                                            June 30,
                                                  ----------------------------
In thousands                                         1999            1998
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                         ($18,701)       ($27,205)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                    19,574          19,963
   Gain on sale of assets                           (9,001)              -
   Changes in:
    Accounts receivable                              2,936           4,488
    Inventories                                        329           6,770
    Accounts payable and accrued expenses            7,098          (2,694)
    Other net current assets                        (2,588)             89
    Other net long-term assets                      (2,176)           (355)
------------------------------------------------------------------------------
Net cash provided by (used in) operating
 activities                                         (2,529)          1,056
------------------------------------------------------------------------------
Cash flows from investing activities:
 Acquisition of property, plant and equipment, net  (6,282)         (5,247)
 Capitalized software development costs             (9,534)         (9,354)
------------------------------------------------------------------------------
Net cash used in investing activities              (15,816)        (14,601)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from revolver borrowings                 120,646               -
 Payments on revolver borrowings                  (109,211)         (4,799)
 Proceeds from sale of assets, net                  12,013               -
 Proceeds from notes and mortgages                  14,679          15,094
 Principal payments on notes and mortgages         (18,898)         (6,517)
 Proceeds from issuing common stock                    380             534
 Payment of preferred stock dividends               (1,350)         (1,350)
------------------------------------------------------------------------------
Net cash provided by financing activities           18,259           2,962
------------------------------------------------------------------------------
Effect of exchange rates on cash                       (91)            (42)
------------------------------------------------------------------------------
Net decrease in cash and cash equivalents             (177)        (10,625)
Cash and cash equivalents at beginning
  of period - (1)                                    3,757          21,526
------------------------------------------------------------------------------
Cash and cash equivalents at end of period - (1)    $3,580         $10,901
==============================================================================
(1) - The Corporation considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1.   BASIS OF PRESENTATION

               In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of June 30, 1999, the consolidated results of their operations for the three and nine months ended June 30, 1999 and 1998, and their cash flows for the nine months ended June 30, 1999 and 1998. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

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

NOTE 2.   INVENTORIES

          Inventories consist of (in thousands):

                                       June 30, 1999     September 30, 1998
                                       -------------     ------------------

             Raw materials               $10,612             $10,945
             Work-in-process               3,003               3,611
             Finished goods               16,694              16,018
                                        --------             -------
                                         $30,309             $30,574
                                        ========             =======

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3.        PROPERTY, PLANT AND EQUIPMENT

               Property, plant and equipment consists of (in thousands):

                                            June 30, 1999   September 30, 1998
                                            -------------   ------------------

               Land                            $  1,763          $  1,784
               Buildings and improvements        29,939            30,134
               Test equipment, fixtures
                and field spares                 56,970            54,897
               Machinery and equipment           60,849            59,957
                                               --------          --------
                                                149,521           146,772
               Less:  accumulated
                depreciation and
                amortization                    112,316           106,219
                                               $ 37,205          $ 40,553
                                               ========          ========


NOTE 4.        CAPITALIZED SOFTWARE DEVELOPMENT COSTS

               The accumulated amortization of capitalized software development costs amounted to $18,356,000 and $17,972,000 at June 30, 1999 and September 30, 1998, respectively.


NOTE 5.        LONG-TERM DEBT

               Long-term debt consists of (in thousands):

                                              June 30, 1999  September 30, 1998
                                              -------------  -----------------

               Revolving credit facility        $13,022           $ 1,587
               Notes payable                     19,945            23,173
               7-3/4% convertible senior
                 subordinated debentures         25,000            25,000
               Mortgages payable                 10,534            11,052
                                                -------           -------
                                                 68,501            60,812
               Less:  current portion             4,370             8,133
                                                -------           -------
                                                $64,131           $52,679
                                                =======           =======

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5.   LONG-TERM DEBT (continued)

               Revolving Credit Facility
               Through May 14, 1999, the Company had a $40.0 million loan and security agreement (the "Loan Agreement") in place which provided the Company with $15.0 million in proceeds from a five-year term loan and an additional $25.0 million (maximum value) revolving line of credit for a three-year period ending in October 2000, subject to extension. Availability of the revolving line of credit funds was subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories and the satisfaction of other financial covenants.

               On May 14, 1999, the Company entered into a new three-year $40.0 million loan and security agreement (the "New Loan Agreement") with Foothill Capital Corporation to provide additional funds for operations and replace the Company's existing bank group. Under provisions of the New Loan Agreement, the Company's cash availability increased by $6.3 million (before related closing costs incurred), as a result of the refinancing of the existing term loan, which had an outstanding balance of approximately $8.7 million, with $15.0 million in new term loans. Furthermore, financial covenants and formulas in the New Loan Agreement were restructured to be less restrictive to the Company.

               The New Loan Agreement is comprised of $15.0 million in term loans and a $25.0 million (maximum value) revolving line of credit. The term loans will bear interest at an annual rate of 12.5% during the first year, 13.0% in the second year and 14.0% thereafter, payable monthly. Commencing in June 2000, monthly principal payments in the amount of $312,000 become payable, and the term loans are due and payable in full upon termination of the New Loan Agreement. One term loan is convertible into the Company's common stock at a conversion price of $5.00 per share, or a maximum of 600,000 shares.

               Under  the  revolving  line of  credit  portion  of the New  Loan
               Agreement, funds are advanced subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories and the satisfaction of other financial covenants. Under this formula, at June 30, 1999, the Company would have been able to borrow up to the full $25.0 million. The actual amount borrowed at June 30, 1999 was $13.0 million.

               Most assets of the Company, including accounts receivable, inventories and property, plant and equipment are pledged as collateral under the New Loan Agreement. Interest on revolver borrowings is payable monthly at the greater of prime plus 0.625% or 7.0% per annum. The applicable prime rate was 7.75% at June 30, 1999.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5.   LONG-TERM DEBT (continued)

               Financial covenants of the New Loan Agreement require that the Company's reported stockholders' equity, excluding the impact of any foreign currency translation adjustments occurring subsequent to March 31, 1999, equal or exceed $18.1 million (such stockholders' equity, as defined, amounted to $25.6 million at June 30, 1999). Separately, annual capital expenditures are limited to a maximum of $12.0 million under the New Loan Agreement.

               Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 1998 for further disclosures applicable to all other outstanding indebtedness of the Corporation.

NOTE 6.    VITAL NETWORK SERVICES, L.L.C. EXPANDED PARTNERSHIP WITH OLICOM, INC.

                On October 15, 1998, the Company's VITAL Network Services ("VITAL") business unit entered into an agreement with Olicom, Inc. whereby VITAL assumed responsibility for Olicom's service operations in Marlborough, Massachusetts, and Olicom transferred its service contract business in North America to VITAL. In addition to the assumption of obligations for a leased facility, VITAL will pay Olicom a percentage (25% in the first year, 20% thereafter) of revenues derived from Olicom's business over a three-year period, not to exceed $3.8 million. As part of the agreement, VITAL acquired the capital assets used in Olicom's service business. VITAL recorded the acquisition using the purchase method of accounting, and due to the conditional nature of the payments owing to Olicom, no liability or corresponding assets (including goodwill) were recorded for these payments at the date of acquisition. Subsequent to the acquisition, VITAL is recording the assets and corresponding liabilities as such amounts become unconditional.

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

                The reorganization resulted in a work force reduction of approximately 200 persons. The net loss for the nine months ended June 30, 1999 includes a charge of $2.0 million, or $0.09 per share, primarily for post-employment benefits under the Company's severance plan, of which $667,000 was unpaid at June 30, 1999; the Company expects to pay such unpaid amounts during fiscal 1999 or the early part of fiscal 2000.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7.    RESTRUCTURING OF OPERATIONS (continued)

               The net loss for the nine months ended June 30, 1998 includes a charge of $2.5 million, or $0.12 per share, which is comprised of a $1.0 million provision for post-employment benefits under the Company's severance plan related to the elimination of approximately 200 full-time positions and $1.5 million for the write-off of intangible assets and other costs associated with the elimination of low-volume product lines.


NOTE 8.   SALE OF TECHNOLOGY ALLIANCE GROUP ("TAG") DIVISION

               In December 1998, the Company reported the sale of its TAG division. The Company had been actively pursuing the sale of its TAG division since it was not strategic to the reorganized business units described in Note 7 above. The division, which developed, patented and licensed advanced modem and access technologies, was principally comprised of scientists and engineers and held the rights to certain technologies patented by the division. The sale resulted in a pre-tax gain of $9.0 million and generated cash proceeds, net of expenses, of approximately $12.0 million in the nine months ended June 30, 1999. Of such $12.0 million, $1.0 million was being held in escrow and reported as restricted cash at June 30, 1999; the Company received the $1.0 million of escrowed funds in July 1999.

               The Company's previous Loan Agreement provided that a portion of the proceeds (approximately $4.3 million) be used to reduce outstanding indebtedness under the Loan Agreement, and this occurred in January 1999.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9.  EARNINGS (LOSS) PER SHARE

               The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                    Three Months Ended        Nine Months Ended
                                         June 30,                  June 30,
                                    1999           1998       1999         1998
                                    -------------------       -----------------
   Numerator:
      Net loss                   $(7,074)    $(6,286)    $(18,701)    $(27,205)
      Preferred stock dividends      450         450        1,350        1,350

      Numerator for basic and
       diluted loss per share -
       loss applicable to common
       stockholders              $(7,524)    $(6,736)    $(20,051)    $(28,555)
                                 ========    ========    =========    =========

   Denominator:
       Denominator for basic and
       diluted loss per share -
       weighted average shares
       outstanding                21,918      21,542       21,819       21,458
                                  ------     -------       -------     -------
   Basic and diluted loss per
   share                          $(0.34)    $(0.31)       $(0.92)     $(1.33)
                                  =======    =======       =======     =======

                The net loss reported for the nine-month periods ended June 30, 1999 and 1998 includes restructuring charges of $2.0 million (or $0.09 per share) and $2.5 million (or $0.12 per share), respectively. Refer to Note 7, "Restructuring of Operations," for further discussion.

                Outstanding securities (not included in the above computations because of their dilutive impact on reported loss per share) which could potentially dilute earnings per share in the future include convertible debentures, convertible preferred stock and employee stock options and warrants. For additional disclosure information, including conversion terms, refer to Notes 6, 9 and 11, respectively, in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 1998. Weighted average employee stock options outstanding during the nine months ended June 30, 1999 approximated 3,508,400 shares, of which 3,263,900 would not have been included in diluted earnings per share calculations for the nine months ended June 30, 1999 (if the Company reported net income for the referenced period) because the effect would be antidilutive.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 10.   COMPREHENSIVE INCOME (LOSS)

                Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") establishes standards for the reporting and display of "comprehensive income," and became effective for the Company in fiscal 1999. Comprehensive income is defined as "all changes in equity during a period except those resulting from investments by owners and distributions to owners." Under various accounting pronouncements, certain changes in assets and liabilities are not reported in a statement of operations for the period in which they are recognized, but instead are included in balances within a separate component of stockholders' equity in a statement of financial position. The sum of such changes, along with other activity reported in the Company's statement of operations, in effect represents comprehensive income as defined by SFAS No. 130.

                The following table sets forth the computation of comprehensive income (loss):

                                    Three Months Ended      Nine Months Ended
                                        June 30,                  June 30,
                                    1999      1998           1999        1998
                                   -------   --------      --------   ---------

Net loss                          $(7,074)   $(6,286)      $(18,701)  $(27,205)
Other comprehensive income
 (loss), net of tax:
Foreign currency translation
 adjustments                          (93)      (261)          (757)      (295)
                                  --------   --------      ---------  ---------
Comprehensive loss                $(7,167)   $(6,547)      $(19,458)  $(27,500)
                                  ========   ========      =========  =========

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


General Summary Discussion

The quarter ended June 30, 1999 represents the second fiscal quarter completed since the Company restructured its business operations into three distinct business units in December 1998, and the new business units have started to show improved results when compared to the preceding quarter ended March 31, 1999. The Network Access business unit achieved product revenue growth of $1.5 million, or 10%, and the Broadband Systems business unit achieved product revenue growth of $2.9 million, or 26%.

In addition, the business units were able to reduce expenses in accordance with plans. When compared to the preceding quarter ended March 31, 1999, operating expenses were reduced by $836,000, or approximately 4%. Furthermore, in July 1999, the Company decided to suspend product development activities in its U.K. Advanced Research Centre. All documentation and intellectual property will be transferred to the U.S. research and development operation. The Company's operating expenses will be reduced by, approximately, an additional $1.0 million per quarter, or $4.0 million annually, as a result of this action.

On May 14, 1999, the Company signed a new $40.0 million loan agreement with Foothill Capital Corporation ("New Loan Agreement"). Under provisions of the New Loan Agreement, the Company received an immediate cash infusion of $6.3 million. Furthermore, financial covenants and formulas in the the New Loan Agreement were restructured to be less restrictive to the Company (refer to Note 5, "Long-Term Debt" for additional information).

Descriptions of current quarter and fiscal year-to-date results as compared to the corresponding periods of the previous fiscal year are included below.

Results of Operations

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                  Three months ended         Nine months ended
                                       June 30,                   June 30,
                                  1999         1998         1999          1998
                                  ----         ----         ----          ----
Revenues:
    Net product sales            71.2%        77.4%        67.8%         75.3%
Service revenue                  26.2         19.2         28.0          19.7
    Other revenue                 2.6          3.4          4.2           5.0
                                 ----         ----         ----          ----
                                100.0        100.0        100.0         100.0
Costs and expenses:
    Cost of revenues             55.6         51.2         54.8          51.8
    Amortization of capitalized
      software development costs  7.1          6.1          7.4           6.2
    Selling, general and
      administrative             34.3          37.1        37.2          38.9
    Research and product
      development                15.1         15.4         17.2          16.9
    Restructuring of operations   --            --          1.6           1.7
                                -------      -------      -------       ------
Operating loss                  (12.1)        (9.8)       (18.2)        (15.5)
                                -------      -------      -------       -------
Net loss                        (16.7)%      (13.1)%      (15.1)%       (18.8)%
                                =======      =======      =======       =======

Summary comments are as follows: (1) quarter and year-to-date product sales declined, offset in part with growth in service revenue (refer to "Revenues" caption below for further discussion); as a result, product revenue represents a reduced percentage of total revenue, while service revenue represents an increased percentage of total revenue; (2) other revenue also represents a lower percentage of total revenue reflecting a reduction in royalty revenue attributable to the Company's TAG division being sold in December 1998 (refer to Note 8 for details); (3) quarter and year-to-date cost of revenues, measured as a percent of revenue, increased from the prior year reflecting the combined impact of (lower margin) service revenue representing a higher percentage of total revenue, reduced amounts of (higher margin) royalty revenue attributable to the sale of TAG, and some product margin erosion; (4) year-to-date operating expenses (excluding restructuring charges) are down when measured as a percent of revenue, despite lower revenue bases in fiscal 1999; this reflects the impact of the Company's restructuring and cost reduction actions, which have reduced operating expenses by $13.5 million, or 16.8%, as compared to the first nine months of fiscal 1998; (5) the year-to-date net loss was reduced reflecting the net impact of reduced revenues, the positive results of implemented cost reductions and a gain of $9.0 million from the sale of TAG.

Revenues
                            Three months ended            Nine months ended
                                  June 30,                     June 30,
                            1999          1998            1999          1998
                            ----          ----            ----          ----
        Revenues           $42,369      $48,031          $123,565    $144,581
        Percent change     (11.8)%          --             (14.5)%       --

Revenues in the quarter ended June 30, 1999 decreased $5.7 million, or 11.8%, compared to the prior year, reflecting a product revenue decline of $7.0 million, or 18.8%, offset in part with service revenue growth of $1.9 million, or 20.5%; other revenue was down $0.6 million from the prior year, reflecting a reduction in royalty revenue attributable to the sale of the TAG division in December 1998 (refer to Note 8 for details). The entire product revenue decline occurred in the Broadband Systems Division, whose revenues were down $7.2 million, or 33%; the Division's older legacy internetworking product line accounted for most ($5.2 million) of the reduction. Geographically, the Broadband Systems Division revenue loss was experienced in Central America, Latin America and Asia. The Network Access Division experienced modest revenue growth of $0.2 million.

The VITAL Network Services business unit's revenue growth of $1.9 million, or 20.5%, reflects an increase in its third-party service business, including VITAL's new partnership with Olicom, Inc. (refer to Note 6 for details), partially offset with a decline in services related to the installed base of GDC's legacy products.

Geographically, international revenues accounted for 44% of total consolidated revenues for the quarter ended June 30, 1999 as compared to 48% for the comparable period one year ago, principally reflecting the revenue loss experienced in Central America, Latin America and Asia.

Year-to-date: Revenues for the nine months ended June 30, 1999 decreased by $21.0 million, or 14.5%, as compared to the prior year, reflecting a product revenue decline of $25.1 million, or 23.1%, offset in part with service revenue growth of $6.2 million, or 21.7%; other revenue was down $2.1 million from the prior year, primarily reflecting the sale of TAG referenced above. Both the Broadband Systems Division (down $19.9 million, or 33%) and Network Access Division (down $5.2 million, or 11%) contributed to the year-to-date product revenue decline. A significant portion of the Broadband Systems Division's revenue decline ($14.4 million) was attributable to the division's older legacy internetworking product line. The division's ATM revenue decline amounted to $5.5 million on a year-to-date basis. Geographically, most of the Broadband Systems Division's revenue loss occurred in Central America, Latin America and Asia. The Network Access Division's revenue loss was principally experienced in the domestic (Telco) marketplace; internationally, strong revenue growth in Canada offset reductions in Central America, Latin America and Europe.

The above discussion regarding VITAL's third-party revenue growth also applies to the $6.2 million, or 21.7%, revenue growth which VITAL Network Services has achieved on a year-to-date basis.

Geographically, international revenues accounted for 46% and 49% of total consolidated revenues for the nine-month periods ended June 30, 1999 and 1998, respectively, again reflecting reduced revenue levels in Central America, Latin America and Asia.

Cost of Revenues:

                                      Three months ended     Nine months ended
                                          June 30,               June 30,

                                       1999         1998     1999        1998
                                       ----         ----     ----         ----

         Cost of revenues             $23,575     $24,614   $67,654     $74,909
         As a percent of revenues       55.6%       51.2%     54.8%       51.8%

         Amortization of capitalized
           software development costs  $3,000     $2,921    $9,172      $8,893
         As a percent of revenues        7.1%       6.1%      7.4%        6.2%

Cost of revenues, measured as a percent of revenues, for the quarter ended June 30, 1999 increased by 4.4 points as compared to the same quarter one year ago. The margin loss is attributable to revenue mix and some product margin erosion in the domestic marketplace. Regarding revenue mix, high margin royalty revenues are down as a result of the sale of TAG; separately, service revenue, which generates lower margin than product sales, accounted for approximately 26% of total revenue in the current quarter as compared to 19% of total revenue in the same quarter one year ago. Service margins are up 0.9 points from the same quarter one year ago, reflecting the division's increased revenue base.

Year-to-date: Cost of revenue, measured as a percent of revenue, for the first nine months of fiscal 1999 increased by 3.0 percentage points as compared to the corresponding period of fiscal 1998. Most of the year-to-date margin loss is attributable to the revenue mix issues discussed above. Year-to-date service margins are up 1.4 points from the prior year, again reflecting the division's increased revenue base.

Amortization of capitalized software development costs did not change materially from the prior year. However, due to the lower revenues, such costs represented a higher percentage of revenue in both the three- and nine-month periods ended June 30, 1999 as compared to the corresponding periods of fiscal 1998.

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

Selling, General and Administrative Expenses

                                  Three months ended         Nine months ended
                                       June 30,                  June 30,
                                  1999          1998         1999        1998
                                  ----          ----         ----        ----

Selling, general, and
  administrative expenses        $14,514      $17,788       $45,967   $56,208
Percent change                   (18.4)%           --       (18.2)%       --
As a percent of revenues          34.3%         37.0%        37.2%      38.9%

The Company's cost reduction plans (refer to Note 7, "Restructuring of Operations") have been effective in reducing selling, general and administrative expenses. Selling, general and administrative expenses are down $3.3 million, or 18.4%, for the quarter ended June 30, 1999 and $10.2 million, or 18.2%, for the nine-month period ended June 30, 1999 as compared to the corresponding periods of fiscal 1998. Cost reductions were achieved in both domestic and international operations despite ongoing salary merit increases and other inflationary increases. The cost reductions are comprised of reduced compensation, fringe benefit and travel costs, a more effectively managed promotion and advertising program, and a reduced level of capital spending and related depreciation expense resulting from effective management of the Company's capital investment program. Despite a significantly reduced revenue base, year-to-date selling, general and administrative expenses were also down 1.7 percentage points when measured as a percent of revenue.

Research and Product Development Costs

                                 Three months ended          Nine months ended
                                       June 30,                  June 30,

                                   1999       1998           1999         1998
                                   ----       ----           ----         ----

Gross expenditures                 $9,402     $10,737        $30,757    $33,857
Percent change                     (12.4)%        --          (9.2)%        --
As percent of revenues              22.2 %      22.4%          24.9%      23.4%
-------------------------------------------------------------------------------
Capitalized software costs         $3,000     $3,341         $ 9,534     $9,354
As a percent of gross expenditures  31.9%      31.1%           31.0%      27.6%
-------------------------------------------------------------------------------
Net research and product
 development costs                 $6,402     $7,396         $21,223    $24,503
Percent change                    (13.4)%        --          (13.4)%         --
As a percent of revenues           15.1 %      15.4%           17.2%      16.9%

The Company continues to prioritize the magnitude of investments in research and product development in fiscal 1999, with gross spending for the first nine months approximating an annual rate of $41.0 million, or 25% of revenue. Such spending is, however, being closely monitored by the Network Access Division's and Broadband Systems Division's management teams. The strategy of both business units has been to significantly reduce or eliminate development activities targeted at sustaining legacy products and, more importantly, to limit the investment of new funds into projects considered to have only the highest likelihood of success. As a result, positions were eliminated as part of the December 1998 restructuring process. Furthermore, the Divisions' management has been careful to replace only critical, high value-added positions as employee attrition occurs; use of outside development engineers has also increased in an effort to assure focused development efforts and improve productivity.

Gross spending for the quarter ended June 30, 1999 was down $1.3 million, or 12.4%, as compared to the quarter ended June 30, 1998. Year-to-date gross spending follows a similar pattern, down $3.1 million, or 9.2%, from the same nine-month period one year ago. The spending reductions are principally attributable to lower compensation costs (resulting from a reduction in worldwide engineering headcount), and were achieved despite ongoing salary merit increases and other inflationary increases. Outside research and development service costs were up slightly from the prior year.

Spending in the ATM area by the Broadband Systems business unit accounted for 71% and 54% of total product development spending for the quarters ended June 30, 1999 and 1998, respectively, and 67% and 54% of total product development spending for the nine-month periods ended June 30, 1999 and 1998, respectively. The complexity of the ATM technology has in the past demanded, and will continue to demand, significant research and product development investment.

Capitalized software development costs, measured as a percentage of gross spending, were higher than the previous year for both the three- and nine-month periods ended June 30, 1999, indicating that software development activities represent a greater proportion of total research and product development spending.

The Company has been conducting research and product development activities at four locations, with the largest pool of resource located in Middlebury, Connecticut, and remote facilities located in Boston, Montreal and England. As noted in the preceding General Summary Discussion, the Company has recently decided to suspend product development activities in the U.K. Advanced Research Centre. All documentation and intellectual property will be transferred to the U.S. research and development operation. Research and development expense will be reduced by approximately $1.0 million per quarter, or $4.0 million annually, as a result of this action.


Restructuring of Operations
---------------------------

Results for the nine-month periods ended June 30, 1999 and 1998 include restructuring charges of $2.0 million and $2.5 million, respectively. Refer to
Note 7, "Restructuring of Operations," for more detailed discussion. The restructuring effort executed in December 1998 involved the creation of two new and distinct business units, the Network Access Division and the Broadband Systems Division. In an effort to improve product line focus and overall operational productivity, each business unit is comprised of a dedicated general manager and dedicated sales, marketing, product development and financial support functions. During the previous quarter ended March 31, 1999, the new business units made significant progress in defining their business strategies, organizational structures and operating procedures, and further progress was achieved this quarter. The Company anticipates productivity improvements across all operational areas from each business unit going forward. Both business units posted sequential quarter revenue growth in the quarter ended June 30, 1999.

Interest and Other Income and Expense
-------------------------------------

Net interest expense amounted to $1.8 million and $1.5 million for the quarters ended June 30, 1999 and 1998, respectively. On a year-to-date basis, net interest expense amounted to $5.0 million and $4.3 million for the nine months ended June 30, 1999 and 1998, respectively. The increases are attributable to increased borrowing levels, reduced amounts of cash available for investment (and a corresponding reduction in interest income) and the amortization of new loan origination costs incurred to execute the new $40.0 million loan and security agreement with Foothill Capital Corporation.

The nine months ended June 30, 1999 includes a $9.0 million gain from the sale of the Company's Technology Alliance Group division. Refer to Note 8, "Sale of Technology Alliance Group Division," for further discussion.

Separately, refer to "Foreign Currency Risk" below for discussion of foreign currency exchange activity included in other income and expense.

Income Tax Provisions
---------------------

Tax provisions recorded by the Company, principally for foreign income and domestic state taxes, amounted to $200,000 and $100,000 in the quarters ended June 30, 1999 and 1998, respectively, and $700,000 and $600,000 for the nine-month periods ended June 30, 1999 and 1998, respectively. The Company has significant federal net operating loss carryforwards available to offset future liabilities. However, based on the Company's past financial performance and the uncertainty of ultimate realization of such carryforwards, no net deferred tax asset (or related deferred tax benefit) has been recorded in the Company's financial statements.

Foreign Currency Risk
---------------------

The Company's foreign subsidiaries are exposed to foreign currency fluctuation since they are invoicing customers in local currencies while liabilities for product purchases from the parent Company are transacted in U.S. dollars. The impact of foreign currency fluctuations on these U.S. dollar-denominated liabilities are recorded as a component of "Other Income and Expense" in the Company's consolidated statements of operations; such activity resulted in a net currency exchange gain or (loss) of $42,000 and $168,000 for the quarters ended June 30, 1999 and 1998, respectively, and $311,000 and $(142,000) for the nine-month periods ended June 30, 1999 and 1998, respectively.

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

As a result of lower inflation in Mexico, the Company was required to change its method of translating the financial statements of its Mexican subsidiary to reflect the designation of Mexican peso as the functional currency effective January 1, 1999. Previously the U.S. dollar had been the designated functional currency. This change did not have a material impact on current quarter or year-to-date financial results, and the Company does not expect this change to have a material impact on future financial results.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The  Company's  cash and cash  equivalents  amounted to $3.6 million at June 30,
1999, as compared to $3.8 million at September 30, 1998. Future cash requirements are planned to be satisfied from a combination of existing cash balances, additional borrowings under its revolving credit facility ($11.7 million of additional borrowings available at June 30, 1999) and from alternate financing sources. These alternate sources are targeted to include the sale of assets, technologies and/or interests in existing businesses or operations which make sense from a strategic standpoint. (For example, in December 1998 the Company completed the sale of its Technology Alliance Group division and received approximately $12.0 million of net proceeds, after related selling costs. Refer to Note 8, "Sale of Technology Alliance Group Division," for further discussion.) Other alternative sources could also include the issuance of new debt instruments, debt arrangements and/or equity securities.

In addition, on December 18, 1998, the Company announced a restructuring of its business into three primary operating units and the intent to sell or partner certain other operations. The purpose of the restructuring was to reorganize into autonomous business units with product focus to deliver higher revenues and a lower, more efficient cost structure. Refer to Note 7, "Restructuring of Operations," for further discussion of the business restructuring.

Through May 14, 1999, the Company had a loan and security agreement (the "Loan Agreement") in place which provided the Company with a five-year term loan (approximately $8.7 million owed on May 14, 1999), and an additional $25.0 million (maximum value) revolving line of credit for a three-year period ending in October 2000, subject to extension. Availability of the revolving line of credit funds was subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories and the satisfaction of other financial covenants.

On May 14, 1999, the Company entered into a new three-year $40.0 million loan and security agreement (the "New Loan Agreement") with Foothill Capital Corporation to provide additional funds for operations and replace the Company's existing bank group. Under provisions of the New Loan Agreement, the Company's cash availability increased by $6.3 million (before related closing costs incurred), as a result of the refinancing of the existing term loan, which had an outstanding balance of $8.7 million, with $15.0 million in new term loans. Furthermore, financial covenants and formulas in the New Loan Agreement were restructured to be less restrictive to the Company.

Refer to Note 5, "Long-Term Debt," for additional discussion, including effective interest rates and principal payment due dates.

Under the revolving line of credit portion of the New Loan Agreement, availability is subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories and the satisfaction of other financial covenants. Most assets of the Company, including accounts receivable, inventories and property, plant and equipment are pledged as collateral. Maximum funds available for borrowing under the New Loan Agreement revolving credit facility amounted to $25.0 million at June 30, 1999; maximum funds available for borrowing under the previous Loan Agreement revolving credit facility amounted to $25.0 million at September 30, 1998. Outstanding revolving line of credit borrowings amounted to $13.0 million and $1.6 million at June 30, 1999 and September 30, 1998, respectively. Letters of credit also reduce the availability of funds under the revolving line. Letters of credit in the amount of $253,000 and $763,000 were outstanding at June 30, 1999 and September 30, 1998, respectively.

Financial covenants of the New Loan Agreement require that the Company's reported stockholders' equity, excluding the impact of any foreign currency translation adjustments occurring subsequent to March 31, 1999, equal or exceed $18.1 million (such stockholders' equity, as defined, amounted to $25.6 million at June 30, 1999). Financial covenants also limit annual capital equipment expenditures to $12.0 million. The New Loan Agreement's covenants may, if violated, limit access to future borrowings and may accelerate payment requirements on outstanding borrowings under both the New Loan Agreement and other outstanding loans.

Since the Company realized losses of $33.4 million for total fiscal 1998 and $18.7 million for the nine months ended June 30, 1999, a combination of revenue growth and cost reductions will be required in the remainder of fiscal 1999 and in fiscal 2000 to maintain compliance with the minimum equity balance covenant requirement. Alternatively, the Company could pursue an equity financing to satisfy the equity covenant. In the event of non-compliance with financial or other covenants, the Company would have to obtain a waiver or amendment from the lender, and there is no assurance that the lender would grant such a waiver or amendment. Management has implemented and is committed to execute further cost reduction (or other) actions as necessary to improve the Company's operating results and maintain compliance with the New Loan Agreement.

In the past the Company has relied on its ability to offer for sale its common stock, preferred stock, convertible debentures and/or warrants as viable alternative sources of financing. The availability and terms of such offerings in the future will depend on such items as the Company's future financial performance, the Company's ability to authorize additional shares of its common stock and/or market demand for the Company's technologies and/or security offerings. As a result, these sources may not be available, or may be available on less favorable terms, in the future. The Company's inability to have access to the New Loan Agreement funds and/or alternative financing sources would have a material adverse effect on the Company's financial condition.

Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 1998 for further disclosures applicable to all other outstanding indebtedness of the Corporation.

Total outstanding debt amounted to $68.5 million at June 30, 1999, as compared to $60.8 million at September 30, 1998. The net increase of $7.7 million is comprised of $11.4 million of new (net) borrowings under the Company's revolving line of credit, $0.9 million of incremental (net) term loan borrowings and other miscellaneous borrowings of $0.3 million, less $4.9 million of principal payments made to reduce other outstanding borrowings.

Operating
Net cash used in operating activities amounted to $2.5 million in the nine months ended June 30, 1999, as compared to positive cash flow from operating activities of $1.1 million for the nine months ended June 30, 1998.

Non-debt working capital, excluding cash and cash equivalents, amounted to $22.1 million and $29.5 million at June 30, 1999 and September 30, 1998, respectively. The $7.4 million reduction is principally comprised of an increase in trade accounts payable and other accrued expenses related to the timing of purchases and other obligations.

Investing
Investment in property, plant and equipment amounted to $6.3 million and $5.2 million in the nine-month periods ended June 30, 1999 and 1998, respectively. Approximately $600,000 of fiscal 1999 capital investments are applicable to VITAL Network Services' purchase of Olicom assets, for use in servicing Olicom customers (refer to Note 6, "VITAL Network Services, L.L.C. Expanded Partnership With Olicom, Inc." for further discussion). The Company continues to closely monitor all capital spending in an effort to preserve cash and limit such investment to instances which appear to offer the greatest return on investment. Investments in capitalized software amounted to $9.5 million and $9.4 million for the nine-month periods ended June 30, 1999 and 1998, respectively.

Financing
Net cash provided by financing activities in the nine-month period ended June 30, 1999 amounted to $18.3 million, comprised of $12.0 million of proceeds received from the sale of TAG, $7.2 million of net debt borrowings, $0.4 million of proceeds received from the issuance of common stock pursuant to employee stock programs and the payment of $1.3 million in preferred stock dividends. This compares to $3.0 million of net cash proceeds generated in the nine months ended June 30, 1998, reflecting $3.8 million of net debt borrowings, $0.5 million of proceeds received from the issuance of common stock pursuant to employee stock programs and the payment of $1.3 million in preferred stock dividends.

Reference is made to Note 5 on page 7 for a condensed summary of outstanding long-term debt as of June 30, 1999 and September 30, 1998, including a new three-year $40.0 million loan and security agreement entered into with Foothill Capital Corporation on May 14, 1999, which provided the Company with an immediate cash infusion of $6.3 million. Separately, reference is made to the consolidated financial statements, Notes 6 and 9, filed with Form 10-K for the year ended September 30, 1998 for further disclosures applicable to outstanding long-term debt and the conversion terms applicable to $25.0 million of 7 3/4% convertible senior subordinated debentures (Note 6) and $20.0 million of convertible preferred stock (Note 9), both of which were outstanding as of June 30, 1999 and September 30, 1998.

Future Adoption Of New Accounting Statements
--------------------------------------------

Reference is made to the consolidated financial statements filed with Form 10-K for the year ended September 30, 1998, Note 1, for discussion regarding future adoption of new accounting pronouncements.

Year 2000 Compliance
--------------------

Reference is made to Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1998, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, under the caption "Year 2000 Compliance" for year 2000 compliance related discussion. The referenced discussion remains current as of June 30, 1999.

CERTAIN RISK FACTORS
--------------------

Continuing Losses: The Company has sustained net losses for the past 19 quarters ended June 30, 1999. There can be no assurance as to when the Company will achieve net income.

Credit Availability: As noted above, the Company's New Loan Agreement requires compliance with specific financial covenants, including the requirement that reported stockholders' equity, as defined, equal or exceed $18.1 million (such stockholders' equity, as defined, amounted to $25.6 million at June 30, 1999). If the Company fails to comply with the required covenants, fails to provide subordinate mortgages on certain real estate for which consent has not been provided to date by the first mortgage holder, or fails to comply with any other provisions of the New Loan Agreement which would result in default, and a waiver or amendment is not obtained, the Company may be unable to borrow funds under such agreement. In such case the Company would be required to seek other financing to fund its operations, and there can be no assurance the Company will be able to obtain such financing or, if obtained, on terms deemed favorable by the Company. Furthermore, in the event the Company does default on its $40.0 million New Loan Agreement obligation, such default may result in a requirement to accelerate the due dates and payment of other outstanding indebtedness.

Volatility of Stock Price: The trading price of the Company's Common Stock has fluctuated widely in response to quarter-to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, and changes in earnings estimates by analysts. Any shortfall in revenue or earnings from expected levels could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Portions of the foregoing discussion include descriptions of the Company's expectations regarding future trends affecting its business. The forward-looking statements made in this document, as well as all other forward-looking statements or information provided by the Company or its employees, whether written or oral, are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and future results are subject to, and should be considered in light of risks, uncertainties, and other factors which may affect future results including, but not limited to, competition, rapid changing technology, regulatory requirements and uncertainties of international trade. Examples of risks and uncertainties include, among other things: (i) the Company's ability to maintain compliance with the covenant requirements of its New Loan Agreement and all other financing arrangements, including, if necessary, the ability to achieve amendments and/or waivers thereto to maintain compliance with the terms of all outstanding indebtedness; (ii) the possibility that the additional indebtedness permitted to be incurred under the revolving credit facility portion of the New Loan Agreement may not be sufficient to maintain the Company's operations; (iii) the Company's ability to satisfy its financial obligations and to obtain additional indebtedness, if required; (iv) the Company's ability to effectively restructure its operations and achieve profitability; (v) the Company's ability to retain customers; (vi) the Company's ability to maintain existing supply arrangements and terms; and (vii) the Company's ability to retain key employees.

Readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES



Part II.     Other Information


        Item 4. Submission of Matters to a Vote of Security Holders

                  On June 18, 1999, at the Special Meeting of Stockholders of the Corporation, the stockholders voted to:

                  1. Increase   the   authorized   shares  of  Common  Stock  by
                     15,000,000  shares  from  35,000,000  shares to  50,000,000 shares and decrease the authorized shares of Class B stock by 25,000,000 shares from 35,000,000 shares to 10,000,000 shares:

                          Number of votes cast for:               15,997,460
                          Number of votes against:                 3,413,890
                          Number of votes abstained:                  82,828


          Item 6. Exhibits and Reports on Form 8-K

                      (a) Index of Exhibits
                          3.1 Form of Restated  Certificate of Incorporation of
                              the Corporation
                          3.2 Amended   By-Laws   of   the Corporation


                      (b) Reports on Form 8-K:
                          A Form 8-K dated May 14, 1999, was filed on May 27, 1999, to summarize the terms of the Company's New Loan Agreement; the actual New Loan Agreement was attached as an exhibit to the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               GENERAL DATACOMM INDUSTRIES, INC.
                                                         (Registrant)

                                                /S/ WILLIAM G. HENRY
                                                ------------------------------
                                                  William G. Henry
                                                  Vice President, Finance and
                                                  Principal Financial Officer



Dated:  August 16, 1999