Form 10-K
period 1999-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 2000-01-13
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999      Commission File number 1-8086

                        GENERAL DATACOMM INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       06-0853856
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

            Park Road Extension, Middlebury, Connecticut, 06762-1299
                    (Address of principal executive offices)

                                 (203) 574-1118
              (Registrant's telephone number, including area code)
                           __________________________
           Securities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of the voting stock of the Registrant held by nonaffiliates as of December 13, 1999: $120,690,015.

Number of shares of Common Stock and Class B Stock outstanding as of December 13, 1999:
                        19,981,115 Shares of Common Stock
                         2,092,383 Shares of Class B Stock

                      DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report to  Stockholders  for the fiscal year ended September 30, 1999 for
Part II, Items 5, 6, 7 and 8.  Corporation's  Proxy Statement  (dated January 4,
2000) for the 2000 Annual Meeting of Stockholders for Part III, Items 10, 11, 12 and 13.

                        GENERAL DATACOMM INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I                                                              Page

Item 1.           Business                                             3

Item 2.           Properties                                          16

Item 3.           Legal Proceedings                                   17

Item 4.           Submission of Matters to a Vote of
                  Security Holders                                    17

PART II

Item 5.           Market for the Registrant's Common Equity
                  and Related Stockholder Matters                     18

Item 6.           Selected Financial Data                             18

Item 7.           Management's Discussion and Analysis of
                  Results of Operations and Financial Condition       18

Item 8.           Financial Statements and Supplementary Data         18

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure              18

PART III

Item 10.          Directors and Executive Officers of the
                  Registrant                                          19

Item 11.          Executive Compensation                              21

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management                               21

Item 13.          Certain Relationships and Related Transactions      21


PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                 22

                                     PART I

ITEM 1.         BUSINESS

General DataComm Industries, Inc. was incorporated in 1969 under the laws of the State of Delaware. Unless the context otherwise requires, the terms "Company," "Corporation" and "GDC" as used here and in the following pages mean General DataComm Industries, Inc. and its subsidiaries. In addition, in the following business discussion "ATM" refers to Asynchronous Transfer Mode cell switching technology, "LAN" refers to Local Area Network and "WAN" refers to Wide Area Network.

Overview

General DataComm Industries, Inc., based in Middlebury, Connecticut, is a worldwide provider of wide area networking and telecommunications products and services. The Company is focused on providing multiservice provisioning solutions using ATM switching and multiservice access products. The Company designs, assembles, markets, installs and maintains products and services that enable telecommunications common carriers, corporations, and governments to build, improve and more cost effectively manage their global telecommunications networks. In fiscal 1999, the Company completed a major reorganization of business operations that created three independent operating divisions in the form of the Broadband Systems Division, the Network Access Division and VITAL Network Services, L.L.C. (VITAL was established as a business unit in 1997). Each of these groups now have dedicated marketing, sales, engineering and finance components and are separated as distinct operating business units with separate general managers. Refer to "Company Strategy" below for further discussion.

The Company's products and services are marketed throughout the world. The Company sells and leases its products primarily to corporations, governments and common carriers (telephone and cable companies) through its own worldwide sales and service organizations as well as original equipment manufacturers (OEMs), system integrators, local distributor networks and value-added resellers. Internationally, GDC maintains subsidiary operations in Canada, the United Kingdom, Mexico, France, Singapore and Brazil. Sales and technical support offices are maintained in Sweden, Japan, Hong Kong, China and Argentina. In total, the Company manages a worldwide distribution network with representatives in more than 60 countries. International operations represented approximately 48% of the Company's revenues in fiscal 1999 as compared to 50% in fiscal 1998. GDC's foreign operations are subject to all the risks inherent in international operations.

The Company's customer base includes: Local Exchange Carriers, including all five Regional Bell Operating Companies, Bell Canada and GTE; Alternative Service Providers including Cignal Global Communications and Twister Communications; Interexchange Carriers including MCI Worldcom; corporate end users; government entities including New York City Transit Authority, Commonwealth of Kentucky and the U.K. Ministry of Defense; international communications carriers such as France Telecom and Telecom New Zealand; and suppliers of central office switching equipment such as Lucent Technologies and LM Ericsson.

No individual customer accounts for 10 percent or more of the Company's consolidated revenue.

The Corporation's executive offices are located at Park Road Extension, Middlebury, Connecticut, 06762-1299, and its telephone number is (203) 574-1118.

Company Strategy

Prior to December 1998, the Company operated with a horizontal structure with such functional organizations as marketing, sales and engineering operating across all product lines.

In December 1998, the Company restructured its operations into three distinct business units with increased operating autonomy and business focus. The Broadband Systems Division ("BSD") has responsibility for the development, marketing and sale of broadband telecommunication products, including ATM products; the Network Access Division ("NAD") has responsibility for the development, marketing and sale of access telecommunication products, including frame relay and DSL products; and VITAL Network Services, L.L.C. ("VITAL") will continue to offer a broad range of network services, including an expansion into professional network design and consulting services.

Each business unit is comprised of a general manager and dedicated marketing, sales, product development and finance functions ("Strategic Business Unit [SBU] management teams"). As a result, the business units are more focused on products, sales channels and technologies unique to each unit and will be streamlined to maximize time-to-market, product performance and customer satisfaction. The new SBU management teams have responsibility for their respective operating results.

To minimize the cost of certain support functions, including, among others, marketing services, information technology, specific finance functions, human resource management and facilities maintenance, such support operations are centralized and provide their respective services to all business units.

Since the reorganization, each division, and the Company as a whole, achieved improved financial performance on a quarter-to-quarter basis during fiscal 1999. The Company views this performance improvement as confirmation that its new business strategy (autonomous business units created along product lines) is a more effective means of managing the business. Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for detailed discussion of the Company's (and each division's) performance trends since their creation in December 1998.

Detailed discussion of each division's operations follows below. In addition, financial performance by reportable operating segment and other geographical information presented on a consolidated basis is included in Note 11 of the Notes to Consolidated Financial Statements. See "Index to Financial Statements and Schedules" on page F-1 in this report.

As part of the Company's new business strategy, it has sold, is holding for sale and/or closed operations not considered strategic to the three business units discussed above. Refer to the "Partnering/Divestiture Strategy" discussion below for additional discussion.

Broadband Systems Division

The Broadband Systems Division ("BSD" or "the Division") has concentrated its efforts on providing integrated networks utilizing ATM multiplexing and switching products to construct global networks offering converged data, voice and video communications. BSD's broadband networking products provide an advanced, multiservice architecture for wide area networking solutions to operators, governments and enterprises worldwide.

In the early 1990s, the Company identified ATM technology as the preferred solution for addressing the need for support of next-generation data and multimedia applications requiring higher bandwidth and differentiated Qualities of Service (QoS). Such applications include internet-related access and services, high-speed intranets, remote interactive education, content distribution and broadcast TV transmission. ATM, as a broadband technology, enables the simultaneous transmission of voice, video and high-speed data traffic on a single communications line. By offering ATM solutions to its customers, the Company believes it has enhanced its position as a leading supplier of wide area networking and telecommunications products.

BSD's strategy of providing integrated solutions to its customers rests upon:

Providing Cost-Effective Flexible Product Solutions. The Division's trademark product families {GDC APEX(R), NEXERA(TM) and ProSphere(R)} are designed with architectures that scale to meet the differing size, performance and cost demands encountered in its potential customer base. Customers select products which are most appropriate to their current needs and may easily migrate to higher capacity products over time. Standardization of the network management suite across all product families allows the end-user to utilize a single network management system providing value-added capabilities such as configuration, alarm reporting, route planning, provisioning and advanced service restoral options.

Improving Performance of Customer Networks. The Division's system products are designed to improve network efficiency by increasing data transmission speed, compressing and consolidating voice and video signals and providing dynamic bandwidth allocation as individual applications demand it. The ability to migrate isolated company voice and data intranets to a single, converged broadband network may provide significant cost savings within a relatively low payback period.

Broadband Division Product Suite

ATM Products: To address the needs of its target customers, the Division offers several product solutions designed to provide a flexible and cost-effective on-ramp into the broadband environment. The GDC APEX(R) range of systems enables companies to address network requirements for data, compressed video and compressed voice in a multi-service environment with switching and multiplexing speeds from 1.6Gbps to 6.4Gbps. The NexEra(TM) family of switches is a new system designed to offer higher density data, IP, voice and private line services at the edge of the operator's network offering switching at 2.5Gbps and

5Gbps. The NexEra(TM) system incorporates functionality required to interconnect the PSTN and ATM networks, such as an integral SS7/ISUP gateway. The ProSphere(R) family of network management products was successfully migrated during 1999 to a next-generation core platform with the introduction of leading-edge, unique and innovative concepts such as an all-JAVA client/server interface and a CORBA inter-process communications agent. Both of these features are designed to promote standards-based open interfaces for third parties to utilize, and to enable easier integration into a network operator's provisioning, monitoring and alarm systems.

Multimedia Products: During fiscal 1999, the Division's multimedia products consisted of the APEX-MMS (Multimedia Multipoint Server), the industry's first "any band" multipoint control unit, and a family of integrated codecs (APEX VIP series) within the APEX switch which provide wide area transport for Motion JPEG, H.320 and MPEG-2 compression options, allowing for optimized video-provisioned services.

In fiscal 1999 BSD introduced the MAC 500, a versatile, multi-service access concentrator capable of delivering multiple MPEG-2 video signals to customer locations along with data and Internet access. In addition, a new release of the Multipoint Server, which is targeted to service providers, was introduced. The Company believes these two new products, together with the APEX platform, offer one of the most innovative and complete solutions available in the marketplace today. The principal applications are in distance learning for schools and universities as well as telemedicine for hospitals and health organizations.

With  the   establishment   of  a  new  Multimedia   Division  in  fiscal  2000,
responsibility   for  these   multimedia   products   will  reside  in  the  new
organization.

Multiplexers/Internetworking Products: GDC's multiplexer and internetworking product family includes systems for both branch office and corporate backbone locations which integrate voice, traditional data, video and LAN traffic over narrowband (56/64 Kbps) or wideband (fractional T1/E1 and T1/E1) digital services. By consolidating multiple forms of traffic over a single transmission line, these products significantly decrease an end user's network costs. For corporate backbone locations, GDC offers the TMS 3000, which supports a wide range of voice, facsimile, LAN, traditional data and video applications. The Office Communications Manager ("OCM"), a cost-effective networking solution for the branch office location, operates with the TMS 3000 as part of a network and offers the integration of voice, LAN routing, frame relay and traditional data at speeds ranging from 9.6 Kbps to T1/E1.

Broadband Division Sales and Marketing

The Division's products are sold throughout the world using various channels to market, including: a dedicated U.S. sales force; international subsidiary operations in Canada, Mexico, the United Kingdom, France, Germany, Singapore and Brazil; and indirect sales through an international distributor network, original equipment manufacturers ("OEM's"), value-added resellers, system integrators and alternate service providers.

The Division focuses on providing systems solutions for public voice and data network provisioning, remote interactive education (distance learning) and the migration of TDM and frame relay facilities to higher capacity broadband networks. In addressing these solutions, the Division focuses its selling and marketing efforts on emerging competitive service providers, incumbent telecommunications carriers, educational and medical establishments, federal and state governments and utilities. The Division has a worldwide customer base of operators, corporate and government entities. The Division has global distribution capabilities, and its ability to provide international customer service and support is critical to customers that run mission-critical applications over their networks.

The Company believes it has a leading position in the multi-service voice, data and video switch market. The following organizations have deployed GDC's broadband products extensively in their wide-area networks: Telekom Austria, France Telecom, KPN Netherlands PTT, Slovakia Telecom, Telefonica Spain, Telia Sweden, Energis Carrier Services, NASA, U.S. Air Force, Mayo Clinic, Burlington Northern Santa Fe Railroad, BC Tel (Telus), Cignal Global Communications, and Twister Communications. Several of these entities have deployed over 200 GDC switches into their networks, creating some of the largest public switched ATM networks in existence. The Division's products were sold to some of the referenced customers through Lucent Technologies and LM Ericsson.

The Division had three customers which individually accounted for more than 10 percent of revenue in fiscal 1999 and in total accounted for approximately 40 percent of the Division's fiscal 1999 revenue.

Value of the Broadband Division's Solutions

Numerous operators have deployed GDC broadband switches as their platform for provisioning new, differentiated data communications services. During 1999 the Division managed to significantly expand and enhance its presence in the voice-over-packet service market. As a leading proponent and early provider of standards based AAL2 voice over ATM packet solutions, the Company's BSD division has established a presence in several of the largest voice-over-packet networks in the world. Additionally, 1999 saw a number of U.S. government agencies begin to deploy the Division's products for mission-critical applications in military, security and space applications.

The Company believes its family of broadband switches have the following competitive advantages:

 -       Scalability, allowing a customer to construct a multitiered switch
         network that scales in price and   performance and offers multiple
         services over one platform;
 - Flexibility, providing the customer with comprehensive interfaces and adaptation capabilities;
 - Traffic management architecture, providing networks with traffic policing, traffic shaping, traffic prioritization and buffer management capabilities second to none;
 - Switched virtual circuits, dynamically establishing voice, data and video connections on an end-to-end basis;
 -       Standards-based compressed voice and MPEG2 video.

Selling prices vary directly with the size and complexity of the systems being ordered.

The Division is pursuing an aggressive TDM to ATM migration strategy. This allows BSD to address its existing TDM customer base with an appropriate forward-looking technical evolution. In corporate backbone environments requiring broadband speeds and services, GDC APEX(R) switches can be used. The TMS 3000 and OCM can feed into the APEX switch enabling the Division to offer an integrated networking solution which scales from small remote or branch locations into regional wideband backbones and ultimately into ATM-based broadband backbones.

BSD Research and Development

The Division has significant ongoing engineering programs for product improvement and new product development. Gross expenditures for research and development activities amounted to $29.9 million, $32.2 million and $38.0 million for fiscal 1999, 1998 and 1997, respectively.

BSD Competition

All segments of the telecommunications and networking industries are intensely competitive. Many of the participants in the networking industry, including, among others, Nortel Networks, Cisco Systems, Siemens, Marconi Communications and Newbridge Networks, have targeted the WAN ATM market segment. Other companies are expected to follow. In addition, traditional suppliers of central office switching equipment such as Alcatel, Lucent Technologies, Fujitsu and LM Ericsson are offering ATM-based switches for central offices. Refer to the caption "Competition" below for further discussion.

BSD Manufacturing and Product Support

The  Division's  products  are  manufactured  by  the  Company's   manufacturing
operation and outsourcing partners. Product support services are available to BSD customers through VITAL Network Services, L.L.C.

BSD Employees

At September 30, 1999 the Division had 315 dedicated employees. In addition, the Division utilized Company support personnel as necessary (see "Company Employee Relations" below).

Network Access Division

The objective of the Network Access Division ("NAD" or "the Division") is to improve sales, marketing, and engineering productivity relative to the Company's access product line. The new business unit intends to leverage the sales resources of distributors, value-added resellers, integrators and telecommunication provider channels in an effort to achieve greater sales coverage both domestically and internationally. The reorganization has also served to intensify the selling of access products, which have an inherently short selling cycle.

GDC has adjusted to shifting priorities in the overall access market. These priorities are governed by the accelerated growth of the internet, frame relay and cell-based services, all of which require increased attention to network management and performance quality. NAD accordingly is focused on the development and sale of products targeted towards market growth areas. More specifically, NAD's digital data sets, DSLware equipment and service monitoring probes constitute the Division's major product elements serving to meet emerging market requirements.

Network Access Division Product Suite

Digital Data Sets: Digital data sets are used to convert and interpret signals from computers and communications equipment into a form that is acceptable for transmission over telecommunications facilities. GDC offers a broad set of narrowband digital data sets which operate at various speeds up to 64 Kbps and wideband digital data sets which operate at fractional T1 and full T1 speeds. In fiscal 1999 a broadband data set operating at T-3 speeds was also introduced. NAD supplies its digital data sets to the major North American telephone companies and various end users. NAD continues to enhance its digital transmission product line by combining higher transmission speeds with value-added capabilities including data compression, concentration, protocol adaptation/conversion and network management. This enables GDC to offer differentiated and in some cases unique transmission solutions. The SpectraComm 5000 family of network managed CSU/DSU products is the latest generation of digital products which are targeted at large managed digital networks and local exchange carriers.

DSLware(TM): The Universal Access System 7000 is a service provisioning system which allows service providers to deliver digital services over copper loop systems, reducing both cost and service provisioning time. It is particularly applicable in international markets. In China and in developing countries in Latin America and the Pacific Rim, there is insufficient copper wire installed to support the growing demand for communications services. NAD believes it is responding to these needs by offering the Universal Access System 7000, which utilizes transmission technologies like 2B1Q (Two Binary One Quaternary) and HDSL (High-speed Digital Subscriber Line). These products offer much higher transmission speeds while using half of the copper wire pairs normally required to provision private line services.

Intelligent Voice Data Access Multiplexer: The Metroplex(R) 6000 is an intelligent access multiplexer designed for cost-effective access to a variety of data and voice services available in wide area networks. It is applicable to the branch office/small office market where it provides connectivity from the office to an enterprise network or to public network services.

Analog Modems: Analog modems convert digital computer signals to a format that can be transmitted over telephone lines. The market for private line modems has been shrinking as telephone networks move from an analog to a digital format. However, with the growth of telecommuting and internet access, the need for analog modems continues to grow. NAD offers a broad range of private line and dial-up modems operating at all speeds up to 56 Kbps.

Network Access Division Sales and Marketing

The  Division's  products  are sold  throughout  the world  using:  a  dedicated domestic sales force; a Canadian subsidiary; and indirect sales through a (domestic and international) distributor network, original equipment manufacturers (OEM's), value-added resellers, system integrators and alternate service providers.

The Division's customer base includes: Local Exchange Carriers, including all five Regional Bell Operating Companies, Bell Canada and GTE; Interexchange Carriers, including MCI Worldcomm and Sprint; Alternate Service Providers such as Northpoint Communications and DSL Net; government entities, including state and local governments; and international communications carriers such as Telecomm New Zealand.

No individual customer accounted for 10 percent or more of the Division's fiscal 1999 revenue.

NAD Research and Development

NAD's gross expenditures for research and development activities amounted to $8.6 million, $9.0 million and $11.0 million for fiscal 1999, 1998 and 1997, respectively.

NAD Competition

All segments of the telecommunications and networking industries are intensely competitive. Many of the participants in the networking industry, including, among others, ADC Kentrox, Adtran, Paradyne, PairGain and Newbridge Networks, have targeted the Access/Transmission market segment. Other companies are expected to follow. Refer to the caption "Competition" for further discussion.

NAD Manufacturing and Product Support

The  Division's  products  are  manufactured  by  the  Company's   manufacturing
operation and outsourcing partners. Product support services are available to NAD customers through VITAL Network Services, L.L.C.

NAD Employees

At September 30, 1999 the Division had 135 dedicated employees. In addition, the Division utilized Company support personnel as necessary (see "Company Employee Relations" below).

VITAL Network Services, L.L.C.

In February 1997, GDC restructured its service division to form an integrated worldwide service organization providing comprehensive global professional and traditional network services to customers who run critical applications over their networks. In September 1997, the service division was incorporated as a wholly owned subsidiary of General DataComm, Inc. under the name VITAL Network Services, L.L.C. ("VITAL"). A critical element of the newly formed organization was the strategic decision to convert VITAL from a single manufacturer support (i.e., GDC) organization to one capable of servicing multiple manufacturers' equipment and technologies.

VITAL Services Offered

VITAL's traditional support services, which comprise the majority of its fiscal 1999 business, include installation, on-site maintenance, technical support, logistics management and product repair. In addition, VITAL's professional services portfolio includes network audits, performance consulting, design, staging, rollout and integration services, project management, remote network monitoring/management and educational services.

Worldwide services are provided by VITAL personnel and are augmented by third-party service partners when necessary. Customer relationships and services are managed from VITAL's global headquarters in the United States and four area offices in North America, Mexico, United Kingdom and Singapore. High level VITAL technical support engineers using centralized simulation labs provide VITAL field engineers and customers remote assistance from the VITAL Technical Assistance Centers ("V-TACs") located in each area office; the North America V-TAC contains an additional global internetworking center.

VITAL Sales and Marketing

VITAL's customer base includes telecommunications carriers, corporate and government network customers, distributors, value-added resellers, system integrators, competitive local exchange carriers, internet service providers and equipment manufacturers.

As noted above, VITAL has converted from a single manufacturer (i.e., GDC) support organization to one capable of servicing multiple manufacturers' equipment and technologies. Capable of working in integrated networks, VITAL has received designations as a Cisco Professional Services Partner and Authorized Support Provider, a Nortel Certified Support Expert and a 3Com Authorized
Service Provider. In addition, VITAL is the exclusive authorized (outside) service provider for General DataComm Industries, Inc., ADC Kentrox, Eastern Research, Ennovate Networks, Larscom, MCK, Olicom, AccessLan and Verilink. VITAL has also established working relationships with other manufacturers. No individual customer accounted for 10 percent or more of VITAL' fiscal 1999 revenue.

In October 1998, VITAL purchased all of Olicom Inc.'s (router manufacturer) Canadian and United States network service business and their support center located in Marlborough, Massachusetts. VITAL also hired approximately 30 of their highly skilled internetworking technical personnel. Additionally, as of November 1, 1999, VITAL assumed the responsibility for Olicom's technical and warranty product support worldwide.

In an effort to sustain revenue growth trends, VITAL plans to expand its direct sales force with such personnel dedicated to selling VITAL services only. The
acquisition  of  synergistic   service   businesses   would  also  offer  growth
opportunity; no such acquistions are in progress at this time.

VITAL Competition

The network support service industry is intensely competitive, and there can be no assurance that VITAL will successfully achieve its growth objectives.

VITAL Employees

At September 30, 1999, the Division had 299 dedicated employees. In addition, the Division utilized Company support personnel as necessary (see "Company Employee Relations" below).

DataComm Leasing Corporation ("DLC")

While the majority of the Corporation's products are sold on an outright basis, the Corporation also leases its equipment through a wholly owned consolidated subsidiary under a versatile selection of leasing programs designed to meet the specific needs and objectives of its customers.

Manufacturing

The Company's manufacturing operation and its outsourcing partners service the needs of the BSD and NAD business units.

Prior to fiscal 1999, the manufacturing operation had outsourced all power and packaging assembly and test, and high-volume, through-hole printed circuit board ("PCB") assembly and test. In early fiscal 1999, the manufacturing operation outsourced all residual through-hole PCB assembly and test. Furthermore, on September 30, 1999, the Company entered into an agreement with the Matco Electronics Group, Inc. ("Matco") to outsource the remainder of its principal manufacturing operations (including surface mount printed circuit board assembly and test). Transition of all surface mount PCB assembly and test to Matco's manufacturing operations is targeted to be complete in January 2000.

At that point, GDC's manufacturing operation will be responsible for higher level assembly and test on a build-to-order basis. Warehousing, distribution and other miscellaneous services will also be provided by the manufacturing operation.

After the transition to Matco is complete, the manufacturing operation will occupy approximately 80,000 square feet, or 25%, of the 360,000 square foot facility located in Naugatuck, Connecticut; 25% of the facility is being utilized for other GDC operations and 50% will be vacant (as compared to 25% vacancy during fiscal 1999).

GDC's Connecticut facilities continued to be ISO 9001 certified during fiscal 1999.

Reliance on Key Components and Subcontractors: The Corporation's products use certain components, such as microprocessors, memory chips and pre-formed enclosures that are acquired or available from one or a limited number of sources. The Corporation has generally been able to procure adequate supplies of these components in a timely manner from existing sources. While most components are standard items, certain application-specific integrated circuit chips used in many of the Corporation's products are customized to the Corporation's specifications. All suppliers of components do not operate under contract. The Corporation's inability to obtain a sufficient quantity of components when required or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially affect the Corporation's operating results in any given period. In addition, as referenced above, the Company relies heavily on subcontractors for production. The inability of such subcontractors to deliver products in a timely fashion or in accordance with the Company's quality standards could materially affect the Corporation's operating results.

Backlog

The  Corporation's  order  backlog   while  one  of  several  useful  financial
statistics is, however, a limited indicator of the Corporation's future revenues. Because of normally short delivery requirements, the Corporation's sales in each quarter primarily depend upon orders received and shipped in that same quarter. In addition, since product shipments are historically heavier in the last month of each quarter, quarterly revenues can be adversely or beneficially impacted by several events, including: unforeseen delays in product shipments; large sales that close at the end of the quarter; sales order changes or cancellations; changes in product mix; new product announcements by the Corporation or its competitors; and the capital spending trends of customers.

Acquisition Strategy

As part of its business strategy, the Corporation has in the past reviewed acquisition opportunities including those which may complement its product lines, provide access to emerging technologies or enhance market penetration. GDC's VITAL Network Services subsidiary acquired Olicom Inc.'s service business in October 1998. The Corporation at this time has no understandings or commitments to make any acquisitions, and there can be no assurances that any acquisitions will be made.

Partnering/Divestiture Strategy

The Company's intent is to focus its resources on the three business units (Broadband Systems Division, Network Access Division and VITAL Network
Services), to launch a new Multimedia Division and to sell or close non-strategic assets to provide additional funds for operations and/or reduce outstanding indebtedness of the Corporation.

On December 31, 1998 (effective as of December 22, 1998), the Company sold its Technology Alliance Group division ("TAG"), which was identified as non-strategic to the reorganized business units mentioned above. The division, which developed, patented and licensed advanced modem and access technologies, was principally comprised of scientists and engineers, and held rights to certain technologies patented by the division. The sale resulted in a pre-tax gain of approximately $9.0 million and generated cash proceeds, net of expenses, of approximately $12.0 million. Separately, in July 1999, the Company closed a non-strategic remote technology center in England and consolidated any development activities considered critical in its Connecticut research and development facility.

At September 30, 1999, the Company is offering for sale its previous and now vacant corporate headquarters facility in Middlebury, Connecticut, and three buildings located in Wokingham and Basildon, England.

Regarding partnering strategy, the Company would consider partnering strategy opportunities which it believes would result in enhanced financial performance and/or shareholder value. The Corporation at this time has no understandings or commitments to enter into any partnering agreement, and there can be no assurances that any such partnering agreements will be made.

Competition

The telecommunications and networking industry is intensely competitive. Many of the Company's current and prospective competitors have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources.

Specific competitors for the Company's individual business units were referenced earlier in the discussion. Each competitor offers a unique solution and all are formidable competitors. The Company believes it can maintain or grow its market share for both broadband and access products through BSD and NAD, respectively, as well as for services offered by VITAL. However, there can be no assurance that the Company will be able to attain this objective.

Patents and Related Rights

The Corporation presently owns approximately 60 domestic patents and has approximately 35 additional applications pending. In addition, all of these patents and applications have been filed in Canada; most also have been filed in other various foreign countries. Many of those filed outside the United States have been allowed while the remainder are pending. The Corporation believes that certain features relating to its equipment for which it has obtained patents or for which patent applications have been filed are important to its business, but does not believe that its success is dependent upon its ability to obtain and defend such patents. Because of the extensive patent coverage in the data communications industry and the rapid issuance of new patents, certain equipment of the Corporation may involve infringement of existing patents not known to the Corporation.

Company Employee Relations

At September 30, 1999, the Corporation employed 1,118 persons, of whom 315 were BSD positions, 135 were NAD positions, 299 were VITAL positions, 246 were Manufacturing positions, 5 were DataComm Leasing Corporation positions, 12 were general corporate management positions and 106 were shared support-service positions. The shared support functions included information technology, corporate finance, human resource management, marketing support groups, facilities maintenance and other miscellaneous functions.

In January 2000 the Corporation reduced its workforce by more than 100 positions as a result of the outsourcing of its manufacturing operations.

No Company employees are covered by collective bargaining agreements. The Company has never experienced a work stoppage and considers its relations with its employees to be good.

ITEM 2.   PROPERTIES

The principal facilities of the Corporation are as follows:

Middlebury, Connecticut -          former executive offices of the Corporation
                                   (vacant as of September 30, 1999); a 120,000 square-foot facility owned by the
                                   Corporation; the facility is listed for sale or lease at September 30, 1999

Naugatuck, Connecticut -           manufacturing operations, as discussed above,
                                   and worldwide headquarters for VITAL Network
                                   Services, L.L.C.; a 360,000 square-foot
                                   facility owned by the Corporation

Middlebury, Connecticut -          executive offices of the Corporation and
                                   DataComm Leasing Corporation; also houses the management teams, marketing and engineering operations of the Broadband Systems and Network Access divisions; a 275,000 square-foot facility leased through 2003 by the Corporation; approximately 72,000 square feet are subleased to a third party through June 30, 2001

Wokingham, England -               sales, service, and administrative offices
                                   (including a parking garage) located in a 36,000 square-foot facility owned by
                                   General DataComm Limited

Toronto, Canada -                  sales and administrative offices located in a
                                   12,000 square-foot facility leased through
                                   November 1999 by General DataComm Ltd.;
                                   effective November 1999, operations moved to a 3,600 square-foot facility elsewhere in Toronto, Canada

Montreal, Canada -                 a 20,000 square-foot  research, sales and
                                   service facility leased through February 2000 by General DataComm Ltd.

Paris, France -                    sales, service and administrative offices
                                   located in an 5,500 square-foot facility leased through April 2006 by General DataComm
                                   France SARL

Mexico City, Mexico -              sales, service and administrative offices
                                   located in a 3,230 square-foot facility
                                   leased through June 14, 2001 by General
                                   DataComm de Mexico S.A. de C.V.

Basildon, England -                two buildings totaling 8,500 square feet
                                   owned by General DataComm Advanced Research
                                   Centre Limited, whose operations were
                                   closed in July 1999; facilities are listed for sale or lease at September 30, 1999, one of which was sold in late December 1999

In addition, the Corporation leases sales, service and engineering offices throughout the United States and in international locations.

ITEM 3.   LEGAL PROCEEDINGS

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the section entitled "Common Stock Prices" on page 17 of the Corporation's 1999 Annual Report to Stockholders.(1)

ITEM 6.   SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from the section entitled "Five-Year Selected Financial Data" on page 8 of the Corporation's 1999 Annual Report to Stockholders.(1)

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS  AND FINANCIAL CONDITION

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 9 through 17 of the Corporation's 1999 Annual Report to Stockholders.(1)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference from pages 18 through 39 of the Corporation's 1999 Annual Report to Stockholders or is included elsewhere in this annual report on Form 10-K.(1)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.








_____________________
1. Such information is also included in Exhibit 13 of this Form 10-K report as filed with the Securities and Exchange Commission.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors is incorporated by reference from the section "ELECTION OF DIRECTORS" in the Corporation's Proxy Statement for the 2000 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the Corporation's fiscal year ended September 30, 1999.

Name                         Position                                      Age
----                         --------                                      ---

Charles P. Johnson           Chairman of the Board of Directors
                             and Chief Executive Officer                    72

Ross A. Belson               President and Chief Operating Officer          63

William G. Henry             Vice President, Finance and
                             Chief Financial Officer                        50

Frederick R. Cronin          Vice President, Corporate Technology
                             and a Director                                 68

Robert S. Smith              Vice President, Business Development           66

James R. Arcara              Vice President, Corporate Operations           64

Dennis J. Nesler             Vice President and Treasurer                   56

P. John Woods                President, VITAL Network Services, L.L.C.      51

Keith A. Mumford             Vice President, and General Manager of the
                             Broadband Systems Division                     35

Howard S. Modlin             Secretary and a Director                       68
____________________________

Mr. Charles P. Johnson, Chairman of the Board and Chief Executive Officer, founded the Corporation in 1969.

Mr. Ross A. Belson, President and Chief Operating Officer, has served in his present capacity since joining the Corporation in August of 1987.

Mr. William G. Henry, Vice President, Finance and Chief Financial Officer, joined the Corporation as Corporate Controller in January 1984, was appointed an officer of the Corporation in June 1989, was elected Vice President in February 1996 and was promoted to his current position in February 1999.

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

Mr. P. John Woods, President, VITAL Network Services, L.L.C., has been with the Corporation since February 1993, and was appointed to his current position effective October 1996. Before joining the Corporation, Mr. Woods held positions with Digital Equipment Corporation and Philips.

Mr. Keith A. Mumford, Vice President and General Manager of the Corporation's Broadband Systems Division, has been with the Corporation since 1993. He was elected an officer in October 1998 and elected to his current position in December 1998.

Mr. Howard S. Modlin, Secretary, an attorney and president of the firm of Weisman Celler Spett & Modlin P.C., has been Secretary and counsel to the Corporation since its formation.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the section entitled "Executive Compensation and other Transactions with Management" to be contained in the Corporation's Proxy Statement for its March 2, 2000 Annual Meeting.(1)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the section entitled "Security Ownership of Directors and Officers" to be contained in the Corporation's Proxy Statement for its March 2, 2000 Annual Meeting.(1)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the section entitled "Executive Compensation and other Transactions with Management" to be contained in the Corporation's Proxy Statement for its March 2, 2000 Annual Meeting.(1)





















______________________________
1 The Corporation's Proxy Statement will be filed with the Commission within 120 days after the end of the Corporation's fiscal year ended September 30, 1999.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements - see "Index to Financial Statements and Schedules" on page F-1 of this report.

    (2) Financial Statement Schedule - See "Index to Financial Statements and Schedules" on page F-1 of this report.

    (3)  Exhibits - See Exhibit Index on page 23 of this report.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended September 30, 1999.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K (cont'd)

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

  3.1          Restated Certificate of Incorporation of the Corporation (1)
  3.2          Amended By-Laws of the Corporation (2)
  4.1 Certificate of the Powers, Designation, Preferences, Rights and Limitations of 9% Cumulative Convertible Exchangeable Preferred Stock (3)
  4.2 Indenture dated May 1, 1997 covering presently unissued 9% Convertible Subordinated Debentures due 2006 (4)
  4.3 Supplemental indenture, dated September 26, 1997, which amends the May 1, 1997 Indenture covering presently unissued 9% Convertible Subordinated Debentures due 2006 (5)
  4.4 Indenture dated September 26, 1997 covering issued 7-3/4% Convertible Senior Subordinated Debentures due 2002 (6)
10.1 Transfer of Receivables Agreement between DataComm Leasing Corporation and Sanwa Business Credit Corporation (7)
10.2           1979 Employee Stock Purchase Plan (8)
10.3           1983 Stock Option Plan (9)
10.4           1984 Incentive Stock Option Plan, and related amendments (10)
10.5           1985 Stock Option Plan (11)
10.6           1991 Stock Option Plan (12)
10.7           1998 Stock Option Plan (13)
10.8 Retirement Savings and Deferred Profit Sharing Plan, and related amendments (14)
10.9 Credit Agreement between General DataComm Industries, Inc. and The Chase Manhattan Bank (15)
10.10 Loan Agreement between General DataComm Industries, Inc., et al., and Foothill Capital Corporation (16)
10.11 First Amendment to, and Amendment Number Two to the Loan and Security Agreement between General DataComm Industries, Inc., et al., and Foothill Capital Corporation
10.12 Outsource Manufacturing and Purchase Agreement between General DataComm, Inc. and the Matco Electronics Group, Inc.
13. Annual Report to Stockholders for the year ended September 30, 1999. Portions of the Annual Report to Stockholders for the year ended September 30, 1999 which have been incorporated by reference are deemed to be "filed" (and are included as Exhibit 13 in our electronic filing with the Commission). All remaining portions of the Annual Report to Stockholders will be furnished for the information of the Commission and are not deemed "filed"
21.            Subsidiaries of the Registrant
23.            Consent of Independent Accountants
_______________________
1 Incorporated by reference from Exhibit 3.1 to Form 10-Q for quarter ended June 30, 1999.
2     Incorporated by reference from Exhibit 3.2 to Form 10-Q quarter ended
      June 30, 1999.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K (cont'd)

                             EXHIBIT INDEX (cont'd)

3     Incorporated by reference from Exhibit 4 to Form 8-K dated October 8,1996.
4 Incorporated by reference from Exhibit 4.1 to Form 10-Q for quarter ended June 30, 1997.
5 Incorporated by reference from Exhibit 4.3 to Form 10-K for the year ended September 30, 1997.
6     Incorporated by reference from Exhibit 4 to Form 8-K dated October 8, 1997
7 Incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended June 30, 1989
8 Incorporated by reference from Part II of prospectus dated August 31, 1999, contained in Form S-8, Registration Statement No. 333-86229.
9 Incorporated by reference from Exhibit 1(c) to Form S-8, Registration Statement No. 2-92929. Amendments thereto are incorporated by reference and filed as Exhibit 10.3 to Form 10-Q for quarter ended December 31, 1987 and as Exhibit 10.3.1 to Form 10-Q for quarter ended June 30, 1991.
10 Incorporated by reference from Exhibit 1(a), Form S-8, Registration Statement No.2-92929. Amendments thereto are incorporated by reference and filed as Exhibit 10.2 to Form 10-Q for quarter ended June 30, 1991,
      Exhibit 10.19 to Form 10-K for year ended September 30, 1987 and Exhibit
      10.2 to Form 10-Q for quarter ended December 31, 1987.
11 Incorporated by reference from Exhibit 10a, Form S-8, Registration Statement No. 33-21027. Amendments thereto are incorporated by reference from Part II of prospectus dated August 21, 1990, contained in Form S-8, Registration Statement No. 33-36351 and as Exhibit 10.3.2 to Form 10-Q for quarter ended June 30, 1991.
12    Incorporated by reference from Form S-8, Registration Statement No.
      333-35299.
13    Incorporated by reference from Form S-8, Registration Statement No.
      333-89571
14 Incorporated by reference from Form S-8, Registration Statement No. 33-37266. Amendments thereto are incorporated by reference to Exhibit
      10.16 to Form 10-Q for the quarter ended December 31, 1996.
15 Incorporated by reference from Exhibit 10.21 to Form 10-K for the year ended September 30, 1993.
16    Incorporated by reference from Exhibit 10.1 to Form 8-K dated May 14,1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GENERAL DATACOMM INDUSTRIES, INC.

                                     By:  /S/ WILLIAM G. HENRY
                                          William G. Henry
                                          Vice President, Finance and
                                          Principal Financial Officer



Dated:  January 13, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                        Title                              Date
---------                        -----                              ----

/S/ CHARLES P. JOHNSON         Chairman of the Board          January 13, 2000
CHARLES P. JOHNSON             and Chief Executive Officer


/S/ WILLIAM G. HENRY           Vice President, Finance        January 13, 2000
WILLIAM G. HENRY               Chief Financial Officer


/S/ HOWARD S. MODLIN           Director and Secretary         January 13, 2000
HOWARD S. MODLIN


/S/ FREDERICK R. CRONIN        Director and                   January 13, 2000
FREDERICK R. CRONIN            Vice President, Corporate
                               Technology


/S/ LEE M. PASCHALL            Director                       January 13, 2000
LEE M. PASCHALL



/S/ JOHN L. SEGALL             Director                       January 13, 2000
JOHN L. SEGALL

                        General DataComm Industries, Inc.
                                and Subsidiaries
                   Index to Financial Statements and Schedules


Financial Statements Incorporated by Reference

The consolidated financial statements of General DataComm Industries, Inc. and Subsidiaries and the Report of Independent Accountants related thereto are incorporated herein by reference from pages 18 through 39 of the Corporation's Annual Report to Stockholders for the year ended September 30, 1999. Such information is also included in Exhibit 13 of this Form 10-K report (as filed with the Securities and Exchange Commission). The Corporation's 1999 Annual Report to Stockholders is not deemed to be "filed" as part of this Form 10-K report except for those portions thereof specifically incorporated by reference.

Financial Statements and Schedule Included                         Page
------------------------------------------                         ----
Report of Independent Accountants                                   F-2

Consolidated Financial Statement Schedule:

         II. Valuation and qualifying accounts for the years
             ended September 30, 1999, 1998 and 1997.               F-3


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

                        Report of Independent Accountants


To the Shareholders and Board of Directors of General DataComm Industries, Inc.

Our report on the consolidated financial statements of General DataComm Industries, Inc. and its subsidiaries has been incorporated by reference in this Form 10-K from page 39 of the fiscal 1999 Annual Report to Shareholders of General DataComm Industries, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/S/ PricewaterhouseCoopers LLP

Stamford, Connecticut
October 29, 1999, except for Note 7 and Note 16
for which the date is December 31, 1999

               General DataComm Industries, Inc. and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ended September 30, 1999, 1998 and 1997
                                 (In Thousands)


                                            Additions
                           Balance at       Charged to                Balance
                           Beginning        Costs and                 at End
                           of Period        Expenses     Deductions   of Period
                           ---------        ----------   ----------   ---------
                                                           (b)
1999
Allowance for doubtful
receivables (a)             $1,442             $183          $250       $1,375
                            ======             ====          ====       ======


1998
Allowance for doubtful
receivables (a)             $1,703              $22          $283       $1,442
                            ======             ====          ====       ======


1997
Allowance for doubtful
receivables (a)             $1,768             $285          $350       $1,703
                            ======             ====          ====       ======

-------------------------------------------------
(a) Deducted from asset accounts.
(b) Uncollectible accounts written off, net of recoveries.