Form 10-Q
period 1999-12-31
GENERAL DATACOMM INDUSTRIES INC
filed 2000-02-14
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                ------------------------------------------------

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-8086
                                                 ------

                        GENERAL DATACOMM INDUSTRIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  06-0853856
  ------------------------------       ------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

       Middlebury, Connecticut                      06762-1299
       -----------------------                      ----------
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

                                    Yes X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                          Number of Shares Outstanding
     Title of Each Class                      at February 11, 2000
----------------------------              ----------------------------
Common Stock, $.10 par value                       24,031,040
Class B Stock, $.10 par value                       2,092,383

                 Total Number of Pages in this Document is 25.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                Page
                                                                ----

Part I.      Financial Information
             Consolidated Balance Sheets -
             December 31, 1999 and September 30, 1999 .........   3

             Consolidated Statements of Operations and
             Accumulated Deficit - For the Three Months
             Ended December 31, 1999 and 1998  ................   4

             Consolidated Statements of Cash Flows - For the
             Three Months Ended December 31, 1999 and 1998......  5

             Notes to Consolidated Financial Statements.........  6

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations...... 15


Part II.     Other Information

             Item 6.  Exhibits and Reports on Form 8-K.........  24

                          PART I. FINANCIAL INFORMATION

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                               December 31,      September 30,
In thousands, except shares                        1999              1999
-------------------------------------------------------------------------------
ASSETS:                                        (Unaudited)
Current assets:
  Cash and cash equivalents                     $3,401              $3,790
  Accounts receivable, less allowance
   for doubtful receivables of $905
   in December and $1,375 in September          30,126              32,795
  Inventories                                   26,671              22,329
  Deferred income taxes                          1,578               1,578
  Other current assets                          11,961              12,624
-------------------------------------------------------------------------------
Total current assets                            73,737              73,116
-------------------------------------------------------------------------------
Property, plant and equipment, net              31,458              32,679
Capitalized software development costs, net     21,815              21,815
Other assets                                    12,690              12,764
-------------------------------------------------------------------------------
                                              $139,700            $140,374
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term debt            $ 4,350             $ 4,533
  Accounts payable, trade                       20,463              18,669
  Accrued payroll and payroll-related costs      4,275               4,626
  Deferred income                                5,216               6,082
  Other current liabilities                     17,339              16,449
-------------------------------------------------------------------------------
Total current liabilities                       51,643              50,359
-------------------------------------------------------------------------------
Long-term debt, less current portion            53,855              64,532
Deferred income taxes                            2,206               2,337
Other liabilities                                1,324               1,053
-------------------------------------------------------------------------------
Total liabilities                              109,028             118,281
-------------------------------------------------------------------------------
Commitments and contingent liabilities              --                  --
Stockholders' equity:
  Preferred stock, par value $1.00 per share,
    3,000,000 shares authorized; issued and
    outstanding: 800,000 shares of 9%cumulative
    convertible exchangeable preferred stock
    with a $20 million liquidation preference      800                 800
  Class B stock, par value $.10 per share,
    10,000,000 shares authorized; issued
    and outstanding: 2,092,383 in December
    and September                                  209                 209
  Common stock, par value $.10 per share,
    50,000,000 shares authorized; issued
    and outstanding: 22,890,290 in December
    and 20,309,143 in September                  2,289               2,031
  Capital in excess of par value               165,891             151,706
  Accumulated deficit                         (133,863)           (127,472)
  Accumulated other comprehensive loss          (3,227)             (2,736)
  Common stock held in treasury, at cost:
    192,895 shares in December and 330,382
    shares in September                         (1,427)             (2,445)
-------------------------------------------------------------------------------
Total stockholders' equity                      30,672              22,093
-------------------------------------------------------------------------------
                                              $139,700            $140,374
-------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)


                                                   Three Months Ended
                                                       December 31,
                                               --------------------------
   In thousands, except per share data              1999          1998
   ----------------------------------------------------------------------
   Revenues:
      Net product sales                            $35,362       $27,837
      Service revenue                               11,195        11,982
      Other revenue                                  1,023         2,600
                                               ------------  ------------
                                                    47,580        42,419
   Cost of revenues:
      Cost of product sales                         18,380        14,390
      Cost of service revenue                        8,186         8,221
      Cost of other revenue                             88           485
                                               ------------  ------------
                                                    26,654        23,096

   Gross margin                                     20,926        19,323

   Amortization of capitalized
      software development costs                     3,000         3,162

   Operating expenses:
      Selling, general and administrative           14,603        16,836
      Research and product development               5,172         7,686
      Restructuring of operations                      500         2,000
                                               ------------  ------------
                                                    20,275        26,522

   Operating loss                                   (2,349)      (10,361)

   Other income (expense):
      Debt conversion expense                       (1,524)           --
      Gain on sale of assets                            --         9,001
      Interest, net                                 (2,012)       (1,662)
      Other, net                                       244           234
                                               ------------  ------------
                                                    (3,292)        7,573

   Loss before income taxes                         (5,641)       (2,788)
   Income tax provision                                300           300
                                               ------------  ------------

   Net loss                                        ($5,941)      ($3,088)
                                               ============  ============

   Basic and diluted loss per share                 ($0.29)       ($0.16)
                                               ============  ============

   Weighted average number of common and
    common equivalent shares outstanding            22,271        21,735
                                               ============  ============

   Accumulated deficit at beginning of period    ($127,472)    ($103,066)
   Net loss                                         (5,941)       (3,088)
   Payment of preferred stock dividends               (450)         (450)
                                               ------------  ------------

   Accumulated deficit at end of period          ($133,863)    ($106,604)
                                               ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Increase (Decrease) in Cash
                                                      and Cash Equivalents
                                                  ----------------------------
                                                       Three Months Ended
                                                          December 31,
                                                  ----------------------------
In thousands                                             1999         1998
------------------------------------------------------------------------------
Cash flows from operating activities:

  Net loss                                            ($5,941)     ($3,088)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                       5,768        6,493
    Non-cash charge for debt conversion                 1,524           --
    Gain on sale of assets                                 --       (9,001)
    Changes in:
      Accounts receivable                               2,422        7,685
      Inventories                                      (4,383)      (1,022)
      Accounts payable and accrued expenses             1,670        5,015
      Other net current assets                            520       (3,607)
      Other net long-term assets                         (592)        (504)
-------------------------------------------------------------------------------
Net cash provided by operating activities                 988        1,971
-------------------------------------------------------------------------------
Cash flows from investing activities:

  Acquisition of property, plant and equipment, net    (1,211)      (2,301)
  Capitalized software development costs               (3,000)      (3,345)
  Proceeds from sale of assets, net                        --       12,013
-------------------------------------------------------------------------------
Net cash provided by (used in) investing activities    (4,211)       6,367
-------------------------------------------------------------------------------
Cash flows from financing activities:

  Revolver borrowings (repayments), net               (15,111)       5,855
  Proceeds from notes and mortgages                    19,700           --
  Principal payments on notes and mortgages            (1,244)      (1,905)
  Proceeds from issuing common stock                        9           --
  Payment of preferred stock dividends                   (450)        (450)
-------------------------------------------------------------------------------
Net cash provided by financing activities               2,904        3,500
-------------------------------------------------------------------------------
Effect of exchange rates on cash                          (70)         (15)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (389)      11,823
Cash and cash equivalents at beginning of period (1)    3,790        3,757
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period (1)         $3,401      $15,580
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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.         BASIS OF PRESENTATION

                In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of December 31, 1999, the consolidated results of their operations for the three months ended December 31, 1999 and 1998, and their cash flows for the three months ended December 31, 1999 and 1998. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from those estimates. In addition, the markets for the Company's products are characterized by intense competition, rapid technological development, and frequent new product introductions, all of which could impact the future value of the Company's inventory, capitalized software, and certain other assets.

                The unaudited consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K for the year ended September 30, 1999.

                Certain   reclassifications   were  made  to  the  prior  year's
                consolidated financial statements to conform to the current year's presentation.

NOTE 2.         INVENTORIES

                Inventories consist of (in thousands):

                                December 31, 1999         September 30, 1999
                                -----------------         ------------------

               Raw materials        $   5,521                   $   5,054
               Work-in-process            266                       1,732
               Finished goods          20,884                      15,543
                                    ---------                   ----------
                                     $ 26,671                    $ 22,329
                                    =========                   ==========

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3.         PROPERTY, PLANT AND EQUIPMENT

                Property, plant and equipment consists of (in thousands):

                                          December 31, 1999   September 30, 1999
                                          -----------------   ------------------

                Land                           $  1,770          $   1,775
                Buildings and improvements       29,856             30,280
                Test equipment, fixtures and
                 field spares                    54,253             54,460
                Machinery and equipment          59,268             58,099
                                              ---------          ---------
                                                145,147            144,614
                Less:  accumulated
                 depreciation                   113,689            111,935
                                              ---------          ---------
                                               $ 31,458           $ 32,679
                                              =========          =========


NOTE 4.         CAPITALIZED SOFTWARE DEVELOPMENT COSTS

                The accumulated amortization of capitalized software development costs amounted to $14,874,000 and $18,065,000 at December 31, 1999 and September 30, 1999, respectively. The reduction reflects the write-off of fully amortized capitalized software.

NOTE 5.         LONG-TERM DEBT

                Long-term debt consists of (in thousands):

                                         December 31, 1999    September 30, 1999
                                         -----------------    ------------------

                Revolving credit facility      $   --              $ 15,111
                Notes payable                   37,648               18,543
                7 3/4% convertible senior
                  subordinated debentures       10,520               25,000
                Mortgages payable               10,037               10,411
                                               -------              -------
                                                58,205               69,065
                Less:  current portion           4,350                4,533
                                               -------              -------
                                              $ 53,855             $ 64,532
                                              ========             ========

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5.         LONG-TERM DEBT (continued)

                Expansion of Credit Facility and Receipt of Proceeds

                On May 14, 1999, the Company entered into a three-year $40.0 million loan and security agreement with Foothill Capital Corporation (the "Loan Agreement"). The Loan Agreement was comprised of $15.0 million in term loans and a $25.0 million (maximum value) revolving line of credit. At any point in time, up to a maximum of $3.0 million of the outstanding term loan balance is convertible into the Company's common stock at a price of $5.00 per share.

                On December 30, 1999, the Company expanded its credit facility to $70.0 million, as compared to the previous $40.0 million agreement. The $30.0 million increase is comprised of a $20.0 million term loan (proceeds received on December 31, 1999) and a $10.0 million increase in the revolving line of credit portion of the credit facility. The expansion results in a $70.0 million credit facility (New Loan Agreement) comprised of $35.0 million in term loans and a $35.0 million (maximum value) revolving line of credit.

                In addition, a financial covenant of the previous Loan Agreement was modified to be less restrictive to the Company, requiring that stockholders' equity, as defined, must now equal or exceed $10.0 million, as compared to $18.1 previously.

                The new $20.0 million term loan bears interest at the higher of 13.5% or the prime rate of interest plus 5.0% (on December 31, 1999, the applicable prime rate of interest was 8.5%), payable monthly. Commencing in March 2001, quarterly principal payments in the amount of $1.0 million become payable, and the new term loan is due and payable in full upon termination or expiration of the New Loan Agreement. At any point in time, up to a maximum of $4.0 million of the outstanding new term loan balance is convertible into the Company's common stock at a conversion price of $9.00 per share.

                Under the revolving line of credit portion of the New Loan Agreement, funds are advanced subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories and the satisfaction of other financial covenants. Under this formula, at December 31, 1999, the Company would have been able to borrow approximately $25.9 million. No borrowings were outstanding on the line of credit as of December 31, 1999 (as compared to $15.1 million outstanding at September 30, 1999).

                Most assets of the Company, including accounts receivable, inventories and property, plant and equipment are pledged as collateral under the New Loan Agreement. Interest on revolver borrowings is payable monthly at the greater of prime plus 0.625% or 7.0% per annum. The applicable prime rate was 8.5% at December 31, 1999.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 5.         LONG-TERM DEBT (continued)

                Conversion of Debentures into Equity

                In December 1999 approximately $14.5 million of the $25.0 million in Convertible 7 3/4% Debentures ("Debentures") outstanding at September 30, 1999 were converted into and exchanged for common stock, thereby reducing outstanding indebtedness and increasing stockholders' equity by approximately $14.5 million and $14.0 million, respectively. The increase in stockholders' equity is comprised of approximately $16.0 million of equity securities issued less a non-cash charge of $1.5 million for debt conversion expense (discussed below) and $0.5 million of deferred debenture offering costs which were charged to paid-in capital. Annual interest expense savings resulting from the conversions will approximate $1.1 million.

                In three separate, unsolicited and negotiated transactions, the Company issued an aggregate of 2,716,280 shares of common stock in exchange for the $14.5 million of Debentures, as compared to 2,483,279 shares issuable under the original debenture conversion terms. Issuance of the incremental 233,001 shares resulted in a non-cash charge of $1.5 million for debt conversion expense in the quarter ended December 31, 1999.

                Subsequent to December 31, 1999, an additional $7.0 million of Debentures were converted into and exchanged for common stock, thereby further reducing outstanding indebtedness and increasing stockholders' equity. Refer to Note 11, "Subsequent Events," for further discussion. After giving effect to these additional conversions, outstanding Debentures approximated $3.5 million as compared to $25.0 million at September 30, 1999.

                Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 1999 for further disclosures applicable to all (other) outstanding indebtedness of the Corporation.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6.         RESTRUCTURING OF OPERATIONS

                On September 30, 1999, the Company entered into an agreement with the Matco Electronics Group, Inc. ("Matco") to outsource a substantial portion of its manufacturing operations. This strategic decision, executed to reduce manufacturing costs and more effectively focus the Company on product development, marketing and sales activity, resulted in the elimination of approximately 100 manufacturing positions. The net loss for the quarter ended December 31, 1999 includes a charge of $0.5 million, or $0.02 per share, primarily for post-employment benefits under the Company's severance plan. Most of the benefits are expected to be paid in the quarter ending March 31, 2000.

                In December 1998, the Company restructured its operations into three distinct business units to increase product line focus and move toward operating autonomy. Two new business units resulted from the reorganization: Broadband Systems Division and Network Access Division, both of which supplement the existing VITAL Network Services business unit, which was launched in October 1997. The reorganization resulted in a workforce reduction of approximately 200 persons. The net loss for the three months ended December 31, 1998 includes a charge of $2.0 million, or $0.09 per share, primarily for post-employment benefits under the Company's severance plan, which were paid in fiscal 1999.

NOTE 7.         SALE OF TECHNOLOGY ALLIANCE GROUP  DIVISION

                On December 30, 1998, the Company sold the assets of its Technology Alliance Group ("TAG") division, which was identified as non-strategic to the reorganized business units referenced in
                Note 6 above. TAG, which developed, patented and licensed advanced modem and access technologies, was principally comprised of scientists and engineers and held rights to certain technologies patented by the division. The sale resulted in a pre-tax gain of approximately $9.0 million, or $0.41 per share, in the three-month period ended December 31, 1998 and generated cash proceeds, net of expenses, of approximately $12.0 million. Technology licensing revenues from the TAG division amounted to $695,000 in the three months ended December 31, 1998 (licensing revenues are reported as "Other Revenue" in the Company's Consolidated Statements of Operations).

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8.         SEGMENT INFORMATION - INTERIM DISCLOSURES

                The Company reorganized in December 1998, creating distinct and independently managed Strategic Business Units ("SBUs") for specified groups of products and services. Each SBU has been identified as a reportable segment, as summarized below:

                  o Broadband Systems Division
                  o Network Access Division
                  o VITAL Network Services, L.L.C.
                  o DataComm Leasing Corporation

                The accounting policies of the segments are the same as those described in Note 1, "Description of Business and Summary of Significant Accounting Policies," in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 1999, except for capitalized software accounting. Such costs are treated as a period expense when measuring divisional performance.

                The Company evaluates the performance of its segments and resource allocation based upon operating income, before capitalized software accounting, restructuring charges and executive level general corporate costs (i.e., chief executive officer, chief operating officer, chief financial officer, corporate strategic planning, investor relations, etc.). There are no intersegment revenues, and BSD and NAD recognize revenue for the sale of their product lines only (i.e., BSD recognizes no revenue for the sale of NAD product and vice versa).

                For additional information, including a description of the type of business conducted by each respective SBU, refer to Note 11 in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 1999.

                The tables below present financial performance information by reportable segment (in thousands):

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8.         SEGMENT INFORMATION - INTERIM DISCLOSURES (continued)

                                                      Three Months Ended
                                                         December 31,
                                                     --------------------
                                                     1999          1998
                                                     --------------------
                Revenue:
                -------
                   Network Access Division          $ 17,928      $ 13,556
                   Broadband Systems Division         17,450        15,116
                   VITAL Network Services, L.L.C.     11,195        11,982
                   DataComm Leasing Corporation        1,007         1,070
                   Other                                 --            695
                                                    --------      --------
                     Total                          $ 47,580      $ 42,419
                                                    ========      ========

                Operating Income (Loss):
                -----------------------
                   Network Access Division          $  1,737      $ (2,551)
                   Broadband Systems Division         (3,959)       (7,375)
                   VITAL Network Services, L.L.C.        596         1,692
                   DataComm Leasing Corporation          750           756
                   Other                                   0             0
                                                    --------       -------
                     Total                          $   (876)     $ (7,478)
                                                    ========      =========



                Reconciliations of operating income (loss), as reported above, to consolidated loss before income taxes are summarized below:

                   Operating loss, per above        $   (876)     $ (7,478)
                   Capitalized software
                      activity, net                       --           183
                   General corporate expenses           (973)       (1,066)
                   Restructuring of operations          (500)       (2,000)
                   Debt conversion expense            (1,524)           --
                   Gain on sale of assets                 --         9,001
                   Other income (expense)             (1,768)       (1,428)
                                                     --------      --------
                   Loss Before Income Taxes         $ (5,641)     $ (2,788)
                                                    =========     =========

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9.         EARNINGS (LOSS) PER SHARE

                The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                         Three Months Ended
                                                            December 31,
                                                         1999           1998
                                                         --------------------
                Numerator:
                ---------
                   Net loss                              $ (5,941)    $ (3,088)
                   Preferred stock dividends                  450          450
                                                         ---------    ---------
                   Numerator for basic and diluted
                       loss per share - loss applicable
                       to common stockholders            $ (6,391)   $  (3,538)
                                                         =========   ==========

                Denominator:
                -----------
                   Denominator for basic and diluted
                      loss per share - weighted
                      average shares outstanding           22,271       21,735
                                                         ---------   ---------

                Basic and diluted loss per share         $ (0.29)    $  (0.16)
                                                         =========   ==========

                The net loss reported for three months ended December 31, 1999 includes restructuring charges of $0.5 million (or $0.02 per share) and debt conversion charges of $1.5 million (or $0.07 per share). The net loss reported for the three months ended December 31, 1998 includes restructuring charges of $2.0 million (or $0.09 per share) and a gain on sale of assets of $9.0 million (or $0.41 per share).

                Outstanding securities (not included in the above computations because of their dilutive impact on reported loss per share) which could potentially dilute earnings per share in the future include convertible debentures, convertible preferred stock and employee stock options and warrants. For additional disclosure information, including conversion terms, refer to Notes 7, 10 and 12, respectively, in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 1999. Weighted average employee stock options outstanding during the three months ended December 31, 1999 approximated 3,995,000 shares, of which 1,191,000 would not have been included in diluted earnings per share calculations for the three months ended December 31, 1999 (if the Company reported net income for the referenced period) because the effect would be antidilutive.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 10.        COMPREHENSIVE INCOME (LOSS)

                The following table sets forth the computation of comprehensive income (loss):

                                                        Three Months Ended
                                                           December 31,
                                                   -------------------------
                                                       1999             1998
                                                       ----             ----
                Net loss                           $ (5,941)        $ (3,088)
                Other comprehensive (loss),
                net of tax:
                  Foreign currency translation
                  adjustments                          (491)            (413)
                                                   ------------     ----------
                Comprehensive loss                 $ (6,432)        $ (3,501)
                                                   ============     ==========


NOTE 11.        SUBSEQUENT EVENTS

                Additional Conversions of Debentures into Equity, Subsequent to December 31, 1999:

                Subsequent to December 31, 1999, approximately $7.0 million of the $10.5 million in Convertible 7 3/4% Debentures ("Debentures") outstanding at December 31, 1999 were converted into and exchanged for common stock, thereby further reducing outstanding indebtedness and increasing stockholders' equity by approximately $7.0 million.

                In five separate, unsolicited and negotiated transactions, the Company issued an aggregate of 1,306,820 shares of common stock in exchange for the $7.0 million of Debentures, as compared to 1,203,910 shares issuable under the original debenture conversion terms. Issuance of the incremental 102,910 shares is expected to result in a non-cash charge of approximately $0.9 million for debt conversion expense in the quarter ending March 31, 2000.

                Including  the  above,  cumulative  debt-to-equity   conversions
                amount to $21.5 million, leaving $3.5 million of the original $25.0 million in Debentures outstanding. Interest expense will be reduced by approximately $1.7 million annually.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Summary Discussion

The Company's operating performance and financial resources improved in the first quarter of fiscal year 2000 as compared to the same quarter one year ago.

Both the current and prior years' quarters include unique items that are unrelated to ongoing operations. These items include a non-cash charge of $(1.5) million for debt conversion expense in the current quarter, a $9.0 million gain on the sale of a division in the prior year's quarter and restructuring charges of $(0.5) million and $(2.0) million in the quarters ended December 31, 1999 and 1998, respectively, all of which are discussed later.

Excluding these unique items, the operating loss in the current quarter is $1.8 million versus an operating loss of $8.4 million in the corresponding quarter of fiscal 1999, an improvement of $6.6 million, or 79%; similar improvement was achieved in the Company's reported net loss, which amounted to $3.9 million as compared to $10.1 million in the same quarter one year ago, an improvement of $6.2 million, or 61%.

In the current quarter, the Company improved its access to working capital resources by expanding its credit facility to $70.0 million, as compared to $40.0 million at September 30, 1999. In addition, in December 1999 the Company improved its financial position when approximately $14.5 million of the $25.0 million in Convertible 7 3/4% Debentures ("Debentures") outstanding at September 30, 1999 were converted into and exchanged for common stock, thereby reducing outstanding indebtedness and increasing stockholders' equity. Furthermore, subsequent to December 31, 1999, the Company converted an additional $7.0 million of Debentures into equity. The Debenture reductions ($21.5 million) will result in an interest expense reduction of $1.7 million annually.

Descriptions of the current quarter's results as compared to the corresponding period of the previous fiscal year are included below.

Results of Operations
---------------------

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                                Three months ended
                                                   December 31,
                                                1999           1998
                                                ----           ----
Revenues:

    Net product sales                           74.3%          65.6%
    Service revenue                             23.5           28.3
    Other revenue                                2.2            6.1
                                                ----           ----
                                               100.0          100.0

Cost of revenues                                56.0           54.4
                                               ------          ----
Gross margin                                    44.0           45.6
Amortization of capitalized
  software development costs                     6.3            7.5
Selling, general and administrative             30.7           39.7
Research and product development                10.9           18.1
                                               -----          -----

Operating loss before restructuring charges     (3.9)         (19.7)

Restructuring of operations                      1.0            4.7
                                               -----          -----

Operating loss                                  (4.9)%        (24.4)%
                                               ------         -----

Net loss before unique items*                   (8.2)%        (23.8)%
                                               ------         ------
Net loss                                       (12.5)%         (7.3)%
                                               ======         =======
--------------------
*Unique items are comprised of restructuring charges, debt conversion expense and gain on sale of assets.

Summary comments are as follows: (1) the revenue mix reflects the combined impact of 27% product revenue growth and a service revenue decline of 6.6% as compared to the prior year's quarter; (2) other revenue represents a lower percentage of total revenue reflecting a reduction in royalty revenue attributable to a division being sold in December 1998 (refer to Note 7 for details); (3) current quarter cost of revenues, measured as a percent of revenue, increased 1.6 percentage points, principally reflecting the combined impact of a reduction in (higher margin) royalty revenue and reduced service margins; (4) current quarter operating expenses (excluding restructuring charges) are down more than 16 percentage points when measured as a percent of revenue, reflecting the positive impact of current quarter revenue growth and the Company's fiscal 1999 restructuring efforts; (5) the current year's operating loss, excluding the impact of restructuring charges, improved by 15.8 percentage points measured as a percent of revenue; (6) current and prior year net loss percentages, excluding the unique items discussed in the summary discussion above, reflect a similar improvement of 15.6 points measured as a percent of revenue.

Consolidated Results

The Company's operating loss, excluding restructuring charges, was reduced to $1.8 million in the current quarter as compared to $8.4 million in same quarter one year ago, a reduction of $6.6 million, or 79%. The improved performance is comprised of a $1.6 million increase in gross margin, a $0.2 million reduction in capitalized software amortization and a $4.7 million, or 19.4%, reduction in operating expenses.

Total revenue growth amounted to $5.2 million, or 12.2%, reflecting the combined impact of product revenue growth of $7.5 million, or 27.0%, a service revenue decline of $0.8 million, or 6.6%, and a reduction in other revenue of $1.5 million, or 60.7%. Both the Broadband Systems Division ("BSD") and the Network Access Division ("NAD") contributed to the product revenue growth. The reduction in other income is attributable to a $0.7 million reduction in royalty revenue resulting from a division being sold in December 1998 (refer to Note 7 for details) and $0.8 million of contractual research and development revenue recorded in the prior year's first fiscal quarter (no such revenue was recorded in the current quarter). Gross margins, measured as a percent of revenue and excluding capitalized software amortization, were down 1.6 percentage points as compared to the prior year, reflecting the combined impact of reductions in service revenue and royalty revenue. Geographically, international revenues accounted for 53% and 47% of total consolidated revenues for the three-month periods ended December 31, 1999 and 1998, respectively.

The $4.7 million, or 19.4%, reduction in operating expenses is attributable to the Company's fiscal 1999 restructuring efforts, including the December 1998 reorganization into three distinct business units with increased operating autonomy (refer to Note 6, "Restructuring of Operations," in this quarterly report and Note 2, "Restructuring of Operations," in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 1999 for further discussion). The reduction is comprised of a $2.2 million, or 13.3%, reduction in selling, general and administrative expense and a $2.5 million, or 32.7% reduction in research and development expense. The selling, general and administrative reduction principally reflects headcount and other related cost reductions resulting from the Company's December 1998 reengineering of its sales and marketing strategy, including an increased focus on sales activity through distributors and other channels, a reduced focus on direct-sell activity and more productive marketing initiatives. The reduction in research and development expense reflects the shutdown of a non-strategic remote technology center in England in July 1999, the sale of a non-strategic division and reduced costs associated with more defined and focused development programs.

The Company continues to channel a high percentage of its revenues into new product development. Gross spending for the quarter ended December 31, 1999 amounted to $8.2 million, or 17.2% of revenue. Such spending is, however, being closely monitored by the Network Access Division's and Broadband Systems Division's management teams. The strategy of both business units has been to significantly reduce or eliminate development activities targeted at sustaining legacy products, to limit the investment of new funds into projects considered to have only the highest likelihood of success and to use outside development engineers to complement internal development activities, all in an effort to focus development efforts and improve productivity.

Restructuring of Operations: The Company recorded restructuring charges of $0.5 million and $2.0 million in the quarters ended December 31, 1999 and 1998, respectively. Refer to Note 6, "Restructuring of Operations," for detailed discussion.

Interest and Other Income and Expense: Other income for the current quarter ended December 31, 1999 includes a non-cash charge of $1.5 million, or $0.07 per share, for debt conversion expense. Details regarding the debt-to-equity conversions, which increased stockholders' equity and reduced outstanding indebtedness by approximately $14.5 million in the first fiscal quarter, are discussed in Note 5, "Long-Term Debt." Furthermore, refer to Note 11, "Subsequent Events," for discussion of an additional $7.0 million of debt-to-equity conversions occurring subsequent to December 31, 1999.

Prior year other income includes a gain of $9.0 million, or $0.41 per share, from the sale of a division. Refer to Note 7, "Sale of Technology Alliance Group Division," for further discussion. Separately, current quarter interest expense amounted to $2.0 million as compared to $1.7 million in the same quarter one year ago; the increase is attributable to a higher level of outstanding borrowings during the quarter, prior to the debt-to-equity conversions which occurred at the end of the quarter.

Income Taxes: Tax provisions recorded by the Company, principally for foreign income and domestic state taxes, amounted to $300,000 in the quarters ended December 31, 1999 and 1998. The Company has significant federal net operating loss carryforwards available to offset future liabilities. However, based on the uncertainty of ultimate realization of such carryforwards, no net deferred tax asset (or related deferred tax benefit) has been recorded in the Company's financial statements.

Operating Segments: Discussion and analysis of the financial performance of the Company's reportable operating segments is presented below (such discussions do not include the impact of charges for restructuring of operations, as the Company does not segregate such charges by business unit). In the case of all operating segments, reference is made to Note 8, "Segment Information - Interim Disclosures," for further discussion and disclosure.

Network Access Division

NAD's current quarter operating income amounted to $1.7 million as compared to an operating loss of $(2.6) million in the same quarter one year ago. The $4.3 million improvement and turnaround reflects the net effect of revenue growth of $4.4 million, or 32.3%, resulting gross margin growth of $1.6 million, and operating expense reductions of $2.7 million, or 30.3%. The revenue growth is primarily attributable to NAD's effort to penetrate the European market.

Broadband Systems Division

The Broadband Systems Division's ("BSD's") current quarter operating loss amounted to $(4.0) million as compared to $(7.4) million in the same quarter one year ago, an improvement of $3.4 million, or 46.3%. The $3.4 million improvement reflects the net effect of revenue growth of $2.3 million, or 15.4%, resulting margin growth of $1.4 million, and operating expense reductions of $2.0 million, or 13.0%.

BSD's ATM product revenue growth amounted to $2.9 million, or 27.8%, across both domestic and international markets; TDM product revenue was up $0.2 million, or 6.0%; however, such product revenue growth was partially offset with a $0.8 million reduction in contractual research and development revenue.

VITAL Network Services, L.L.C. ("VITAL")

VITAL's revenue for the quarter ended December 31, 1999 amounted to $11.2 million, down $0.8 million, or 6.6% as compared to the corresponding quarter one year ago. The Company attributes the revenue reduction to Year 2000 concerns and hesitancy on the part of customers to install new systems as a result of such concerns. Operating expenses for the current quarter were up $0.3 million, or 16.6%, as compared to the prior year, reflecting investments in information systems and an expansion of the sales organization.

DataComm Leasing Corporation

DataComm Leasing Corporation ("DLC") offers BSD and NAD customers the opportunity to lease rather than purchase products. DLC's operating income, derived from both operating and finance lease activities, was $750,000 and $756,000 in the quarters ended December 31, 1999 and 1998, respectively. Most of DLC's leases are with BSD customers due to the more expensive nature of BSD products and customers' desire to finance such equipment through leases.

Foreign Currency Risk

The Company's foreign subsidiaries are exposed to foreign currency fluctuations since they are invoicing customers in local currencies while liabilities for product purchases from the parent Company are transacted in U.S. dollars. The impact of foreign currency fluctuations on these U.S. dollar-denominated liabilities is recorded as a component of "Other Income and Expense" in the Company's consolidated statements of operations and resulted in net currency exchange gains of $252,000 and $227,000 in the quarters ended December 31, 1999 and 1998, respectively.

No individual foreign subsidiary comprises 10 percent or more of consolidated revenue or assets, and most subsidiary operations represent less than 5 percent of consolidated revenue or assets. Therefore, the Company historically has not entered into hedge contracts or any form of derivative or similar investment. Separately, the introduction of the Euro as a common currency for members of the European Monetary Union, which occurred during fiscal 1999, is not expected to significantly impact the Company's exposure to foreign currency transactions. See "Market Risk" below for further discussion of foreign currency risk.

Market Risk

The Company is exposed to various market risks, including potential losses arising from adverse changes in market rates and prices (such as foreign currency exchange and interest rates), and dependence upon a limited number of major distributors and resellers. The Company historically has not entered into derivatives, forward exchange contacts or other financial instruments for trading, speculation or hedging purposes.

Interest Risk

For discussion applicable to interest risk, reference is made to Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1999, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, under the caption "Interest Risk."

Liquidity and Capital Resources

Future cash requirements are planned to be satisfied from a combination of cash balances ($3.4 million at December 31, 1999) and borrowings under the Company's revolving line of credit, which the Company's lenders have authorized up to a maximum of $35.0 million; no borrowings were outstanding on the Company's revolving line of credit as of December 31, 1999, as compared to $15.1 million of such borrowings outstanding at September 30, 1999. In addition, alternate financing sources may also be available, if required. Such alternate financing sources include, among other items, the sale of assets, technologies, existing businesses and/or the Company's common stock.

On December 30, 1999, the Company expanded its credit facility to $70.0 million, as compared to $40.0 million at September 30, 1999. The $30.0 million increase is comprised of a $20.0 million term loan (proceeds received on December 31, 1999) and a $10.0 million increase in the revolving line-of-credit portion of the credit facility. The expansion results in a $70.0 million credit facility comprised of $35.0 million in term loans and a $35.0 million (maximum value) revolving line of credit (New Loan Agreement). Refer to Note 5, "Long-Term Debt," for a detailed discussion of the New Loan Agreement and the terms thereof.

Under the revolving line of credit portion of the Company's New Loan Agreement, availability of funds is subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories and the satisfaction of other financial covenants. Therefore, maximum funds available for borrowing under the revolving line of credit portion of the New Loan Agreement will fluctuate as sales and collections efforts affect accounts receivable balances. Such maximum availability amounted to $25.9 million at December 31, 1999. Most assets of the Company, including accounts receivable, inventories and property, plant and equipment are pledged as collateral. Amounts outstanding on the revolving line of credit are payable in full upon termination of the New Loan Agreement. Separately, letters of credit reduce the availability of funds under the revolving line of credit; letters of credit in the amount of $214,000 and $267,000 were outstanding at December 31, 1999 and September 30, 1999, respectively.

Financial covenants of the New Loan Agreement require that the Company's reported stockholders' equity, excluding the impact of foreign currency translation adjustments occurring subsequent to March 31, 1999, equal or exceed $10.0 million. Such stockholders' equity, as defined, amounted to $30.7 million at December 31, 1999; in addition, such stockholders' equity, as defined, increased, on a pro forma basis as of December 31, 1999, to approximately $37.7 million in February 2000, reflecting the impact of an additional $7.0 million of convertible debentures being converted into common stock. Refer to Note 11, "Subsequent Events," for additional discussion. Other covenants limit annual capital expenditures to $12.0 million. Violation of covenants may result in limiting access to future borrowings and/or acceleration of payment requirements on outstanding borrowings.

To  further  improve  the  Company's  financial   position,   in  December  1999
approximately $14.5 million of the $25.0 million in Convertible 7 3/4% Debentures ("Debentures") outstanding at September 30, 1999 were converted into and exchanged for common stock, thereby reducing outstanding indebtedness and increasing stockholders' equity. Furthermore, as noted above, an additional $7.0 million of Debentures were converted into equity subsequent to December 31, 1999. Outstanding Debentures, after such subsequent event conversions, amounted to only $3.5 million at February 11, 2000, as compared to $25.0 million at September 30, 1999. The cumulative Debenture reductions ($21.5 million) will result in interest expense reductions of $1.7 million annually. Refer to Note 5, "Long-term Debt" and Note 11, "Subsequent Events," for further discussion.

Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 1999 for further disclosures applicable to all other outstanding indebtedness of the Corporation.

Operating

Net cash  provided by  operating  activities  amounted to $1.0  million and $2.0
million  in  the   three-month   periods  ended  December  31,  1999  and  1998,
respectively.

Non-debt working capital, excluding cash and cash equivalents, amounted to $23.0 million at December 31, 1999 as compared to $23.5 million at September 30, 1999.

Investing

The Company continues to invest in new technologies. Investments in property, plant and equipment amounted to $1.2 million in the current quarter as compared to $2.3 million in the same quarter one year ago. Approximately $600,000 of the prior year's capital investments were applicable to VITAL Network Services' purchase of Olicom assets (for additional discussion, refer to Note 4, "VITAL Network Services, L.L.C. Partnership With Olicom, Inc.," in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 1999). Separately, investments in capitalized software amounted to $3.0 million and $3.3 million in the quarters ended December 31, 1999 and 1998, respectively. All investment activity is targeted to satisfy minimum operating requirements and to embrace new undertakings with the greatest potential returns.

During the three-month period ended December 31, 1998, the Company generated $12.0 million in net proceeds from the sale of the Technology Alliance Group division, which was identified as a non-strategic entity by the Company's strategic business units. Refer to Note 7, "Sale of Technology Alliance Group Division," for further discussion.

Financing

Net cash provided by current quarter financing activities amounted to $2.9 million, comprised of $3.3 million of net borrowings and the payment of $450,000 in preferred stock dividends. This activity compares to $3.5 million of cash provided by financing activities in the quarter ended December 31, 1998, comprised of $4.0 million of net borrowings and the payment of $450,000 in preferred stock dividends.

Reference is made to Note 5, "Long-Term Debt" and Note 11, "Subsequent Events," for a condensed summary of outstanding long-term debt as of December 31, 1999 and September 30, 1999, and discussion of new borrowing and debt reduction activities occurring in the quarter ended December 31, 1999, and subsequent thereto.

Future Adoption of New Accounting Statements

Reference is made to the consolidated financial statements filed with Form 10-K for the year ended September 30, 1999, Note 1, for discussion regarding future adoption of new accounting pronouncements.

Year 2000 Compliance

Reference is made to Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1999, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, under the caption "Year 2000 Compliance" for year 2000 compliance related discussion.

Certain Risk Factors

Continuing Losses: The Company has sustained net losses for the past 21 quarters ended December 31, 1999. There can be no assurance as to when the Company will achieve net income.

Credit Availability: As noted above, the Company's New Loan Agreement requires compliance with specific financial covenants, including the requirement that reported stockholders' equity, as defined, equals or exceeds $10.0 million (such stockholders' equity, as defined, amounted to $30.7 million at December 31,
1999). Although not anticipated, should the Company ever fail to comply with the required covenants, or fail to comply with any other provisions of the New Loan Agreement which would result in a default, and a waiver or amendment is not obtained, the Company may be unable to borrow funds under such agreement. In such case the Company would be required to seek other financing to fund its operations, and there can be no assurance the Company will be able to obtain such financing or, if obtained, on terms deemed favorable by the Company. Furthermore, in the event the Company does default on its $70.0 million

New Loan Agreement obligation, such default may result in a requirement to accelerate the due dates and payment of other outstanding indebtedness.

Reliance on Outsourced Manufacturing: On September 30, 1999, the Company announced that it has outsourced substantially all of its manufacturing operations. Therefore, the Company is largely dependent on third-party suppliers to meet product delivery deadlines and quality requirements. Any shortfall in the satisfaction of these requirements could negatively impact revenue and profitability in that quarter, and possibly thereafter.

Volatility of Stock Price: The trading price of the Company's Common Stock has fluctuated widely in response to, among other things, quarter-to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, and changes in earnings estimates by analysts. Any shortfall in revenue or earnings from expected levels could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Portions of the foregoing discussion include descriptions of the Company's expectations regarding future trends affecting its business. The forward-looking statements made in this document, as well as all other forward-looking statements or information provided by the Company or its employees, whether written or oral, are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and future results are subject to, and should be considered in light of risks, uncertainties, and other factors which may affect future results including, but not limited to, competition, rapid changing technology, regulatory requirements and uncertainties of international trade. Examples of risks and uncertainties include, among other things: (i) the Company's ability to maintain compliance with the covenant requirements of its New Loan Agreement and all other financing arrangements, including, if necessary, the ability to achieve amendments and/or waivers thereto to maintain compliance with the terms of all outstanding indebtedness; (ii) the possibility that the additional indebtedness permitted to be incurred under the revolving credit facility portion of the New Loan Agreement may not be sufficient to maintain the Company's operations; (iii) the Company's ability to satisfy its financial obligations and to obtain additional financial resources, if required; (iv) the Company's ability to effectively restructure its operations and achieve profitability; (v) the Company's ability to retain existing and obtain new customers; (vi) the Company's ability to maintain existing supply arrangements and terms; and (vii) the Company's ability to retain key employees.

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

          (b) Reports on Form 8-K
              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GENERAL DATACOMM INDUSTRIES, INC.
                                               --------------------------------
                                                      (Registrant)

                                                 /S/  WILLIAM G. HENRY
                                                 -----------------------
                                                 William G. Henry
                                                 Vice President, Finance and
                                                 Principal Financial Officer

Dated:  February 14, 2000