Form 10-Q
period 2000-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 2000-05-12
CIK 40518

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-8086

                        GENERAL DATACOMM INDUSTRIES, INC.
                        ---------------------------------

             (Exact name of registrant as specified in its charter)

           Delaware                                      06-0853856
-----------------------------------          ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     Middlebury, Connecticut                          06762-1299
 ------------------------------------                 ----------
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

                            Yes  X                No
                            ---                   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
     Title of Each Class                               at March 31, 2000
 -------------------------------------            ----------------------------

   Common Stock, $.10 par value                         24,380,050
   Class B Stock, $.10 par value                         2,057,383

                 Total Number of Pages in this Document is 27.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          ----
Part I -- FINANCIAL INFORMATION

      Consolidated Balance Sheets -
      March 31, 2000 and September 30, 1999 ..............................  3

      Consolidated Statements of Operations and
      Accumulated Deficit - For the Three and
      Six Months Ended March 31, 2000 and 1999  ..........................  4

      Consolidated Statements of Cash Flows - For the
      Six Months Ended March 31, 2000 and 1999 ...........................  5

      Notes to Consolidated Financial Statements .........................  6

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations ...................... 15


Part II -- OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security-Holders..........  26

   Item 6.  Exhibits and Reports on Form 8-K ............................  26

                          PART I. FINANCIAL INFORMATION


               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 March 31,        September 30,
In thousands, except shares                        2000               1999
-------------------------------------------------------------------------------
ASSETS:                                          (Unaudited)
Current assets:
  Cash and cash equivalents                          $3,390            $3,790
   Accounts receivable, less allowance
     for doubtful receivables of $1,646
     in March and $1,375 in September                32,101            32,795
   Inventories                                       27,417            22,329
   Deferred income taxes                              1,748             1,578
   Other current assets                              10,740            12,624
-------------------------------------------------------------------------------
Total current assets                                 75,396            73,116
-------------------------------------------------------------------------------
Property, plant and equipment, net                   30,213            32,679
Capitalized software development costs, net          21,906            21,815
Other assets                                         14,521            12,764
-------------------------------------------------------------------------------
                                                   $142,036          $140,374
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term debt                  $6,793           $4,533
  Accounts payable, trade                            18,381           18,669
  Accrued payroll and payroll-related costs           4,430            4,626
  Deferred income                                     5,806            6,082
  Other current liabilities                          15,535           16,449
-------------------------------------------------------------------------------
Total current liabilities                            50,945           50,359
-------------------------------------------------------------------------------
Long-term debt, less current portion                 57,594           64,532
Deferred income taxes                                 2,370            2,337
Other liabilities                                     1,297            1,053
-------------------------------------------------------------------------------
Total liabilities                                   112,206          118,281
-------------------------------------------------------------------------------
Commitments and contingent liabilities                   --               --
Stockholders' equity:
  Preferred stock, par value $1.00 per share,
   3,000,000 shares authorized; issued and
   outstanding: 800,000 shares of 9% cumulative
   convertible exchangeable preferred stock with a
   $20 million liquidation preference                  800               800
Class B stock, par value $.10 per share,
  10,000,000 shares authorized; issued and
  and outstanding: 2,057,383 in March and
  2,092,383 in September                               209               209
Common stock, par value $.10 per share,
  50,000,000 shares authorized; issued and
  outstanding: 24,573,476 in March and
  20,309,143 in September                            2,454             2,031
Capital in excess of par value                     174,552           151,706
Accumulated deficit                               (143,141)         (127,472)
Accumulated other comprehensive loss                (3,612)           (2,736)
Common stock held in treasury, at cost:
  193,426 shares in March and 330,382
  shares in September                               (1,432)           (2,445)
-------------------------------------------------------------------------------
Total stockholders' equity                          29,830            22,093
-------------------------------------------------------------------------------
                                                  $142,036          $140,374
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)

                                                     Three Months Ended              Six Months Ended
                                                           March 31,                      March 31,
                                                    ----------------------          --------------------
In thousands, except per share data                   2000           1999             2000          1999
---------------------------------------------------------------------------------------------------------
   Revenues:
      Net product sales                            $29,060         $25,779         $64,422       $53,616
      Service revenue                               11,378          11,471          22,573        23,453
      Other revenue                                    949           1,527           1,972         4,127
                                                   -------         -------         -------        ------
                                                    41,387          38,777          88,967        81,196
   Cost of revenue:
      Cost of product sales                         15,276          13,068          33,656        27,458
      Cost of service revenue                        8,710           7,791          16,896        16,012
      Cost of other revenue                             49             124             137           609
                                                    ------          ------          ------        ------
                                                    24,035          20,983          50,689        44,079

   Gross Margin                                     17,352          17,794          38,278        37,117

   Amortization of capitalized
      software development costs                     2,993           3,010           5,993         6,172

   Operating Expenses:
      Selling, general and administrative           14,922          14,617          29,525        31,453
      Research and product development               5,034           7,135          10,206        14,821
      Restructuring of operations                       --              --             500         2,000
                                                    ------          ------          ------        ------
                                                    19,956          21,752          40,231        48,274

   Operating loss                                   (5,597)         (6,968)         (7,946)      (17,329)

   Other income (expense):
      Debt conversion expense                         (879)             --          (2,403)           --
      Gain on sale of assets                            --              --              --         9,001
      Interest, net                                 (2,063)         (1,536)         (4,075)       (3,198)
      Other, net                                       111             165             355           399
                                                    -------         -------         -------        ------
                                                    (2,831)         (1,371)         (6,123)        6,202

   Loss before income taxes                         (8,428)         (8,339)        (14,069)      (11,127)

   Income tax provision                                400             200             700           500
                                                    -------         -------        --------      --------
   Net loss                                        ($8,828)        ($8,539)       ($14,769)     ($11,627)
                                                   ========        ========       =========     =========
   Basic and diluted loss per share                 ($0.36)         ($0.41)         ($0.65)       ($0.58)
                                                   ========        ========       =========     =========
   Weighted average number of common and
    common equivalent shares outstanding            25,815          21,803          24,054        21,769
                                                   ========        ========       =========     =========

   Accumulated deficit at beginning of period    ($133,863)      ($106,604)      ($127,472)    ($103,066)
   Net loss                                         (8,828)         (8,539)        (14,769)      (11,627)
   Payment of preferred stock dividends               (450)           (450)           (900)         (900)
                                                 ----------       ---------      ----------    ----------
   Accumulated deficit at end of period          ($143,141)      ($115,593)      ($143,141)    ($115,593)
                                                 ==========      ==========      ==========    ==========
________________________

   The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Increase (Decrease) in Cash
                                                     and Cash Equivalents
                                                  ----------------------------
                                                      Six Months Ended
                                                           March 31,
                                                  ----------------------------
In thousands                                             2000         1999
                                                  ----------------------------
Cash flows from operating activities:
  Net loss                                             ($14,769)     ($11,627)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                        11,432        12,874
    Non-cash charge for debt conversion                   2,403            --
    Gain on sale of assets                                   --        (9,001)
    Changes in:
      Accounts receivable                                   288         5,993
      Inventories                                        (5,178)          386
      Accounts payable and accrued expenses                (974)        2,074
      Other net current assets                            1,231        (2,110)
      Other net long-term assets                         (3,111)          391
 ------------------------------------------------------------------------------
 Net cash used in operating activities                   (8,678)       (1,020)
 ------------------------------------------------------------------------------
 Cash flows from investing activities:
   Acquisition of property, plant and equipment, net     (2,438)       (4,892)
   Capitalized software development costs                (6,084)       (6,534)
   Proceeds from sale of assets, net                         --        12,013
-------------------------------------------------------------------------------
Net cash provided by (used in) investing activities      (8,522)          587
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Revolver borrowings (repayments), net                  (1,477)        9,353
  Proceeds from notes and mortgages                      20,700           279
  Principal payments on notes and mortgages              (2,162)       (8,159)
  Proceeds from issuing common stock                        719           368
  Payment of preferred stock dividends                     (900)         (900)
-------------------------------------------------------------------------------
Net cash provided by financing activities                16,880           941
-------------------------------------------------------------------------------
Effect of exchange rates on cash                            (80)          (57)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       (400)          451
Cash and cash equivalents at beginning of period - (1)    3,790         3,757
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period - (1)         $3,390        $4,208
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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.         BASIS OF PRESENTATION

                In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of March 31, 2000, the consolidated results of their operations for the three and six months ended March 31, 2000 and 1999, and their cash flows for the six months ended March 31, 2000 and 1999. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from those estimates. In addition, the markets for the Company's products are characterized by intense competition, rapid technological development, and frequent new product introductions, all of which could impact the future value of the Company's inventories, capitalized software development costs, and certain other assets.

                The unaudited consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K for the fiscal year ended September 30, 1999.

                Certain   reclassifications   were  made  to  the  prior  year's
                consolidated financial statements to conform to the current year's presentation.

NOTE 2.         INVENTORIES

                Inventories consist of (in thousands):

                                March 31, 2000            September 30, 1999
                                --------------            ------------------

                Raw materials      $  6,113                    $  5,054
                Work-in-process       3,205                       1,732
                Finished goods       18,099                      15,543
                                   --------                    --------
                                   $ 27,417                    $ 22,329
                                   ========                    ========

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3.         PROPERTY, PLANT AND EQUIPMENT

                Property, plant and equipment consists of (in thousands):

                                            March 31, 2000   September 30, 1999
                                            --------------   ------------------

                Land                            $   1,767       $   1,775
                Buildings and improvements         29,863          30,280
                Test equipment, fixtures
                  and field spares                 54,732          54,460
                Machinery and equipment            59,715          58,099
                                                 --------         -------
                                                  146,077         144,614
                Less: accumulated depreciation    115,864         111,935
                                                 --------         -------
                                                 $ 30,213        $ 32,679
                                                 ========         ========


NOTE 4.         CAPITALIZED SOFTWARE DEVELOPMENT COSTS

                The accumulated amortization of capitalized software development costs amounted to $14,668,000 and $18,065,000 at March 31, 2000 and September 30, 1999, respectively. The reduction reflects the write-off of fully amortized capitalized software in accordance with the Company's accounting policy.

NOTE 5.         LONG-TERM DEBT

                Long-term debt consists of (in thousands):

                                             March 31, 2000  September 30, 1999
                                             --------------  ------------------

                Revolving credit facility      $ 13,634          $ 15,111
                Notes payable                    37,871            18,543
                7 3/4% convertible senior
                  subordinated debentures         3,000            25,000
                Mortgages payable                 9,882            10,411
                                               --------          --------
                                                 64,387            69,065
                Less:  current portion            6,793             4,533
                                               --------          --------
                                               $ 57,594          $ 64,532
                                               ========          ========

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5.         LONG-TERM DEBT (continued)

                Expansion of Credit Facility and Receipt of Proceeds

                On May 14, 1999, the Company entered into a three-year $40.0 million loan and security agreement with Foothill Capital Corporation (the "Loan Agreement"). The Loan Agreement was comprised of $15.0 million in term loans and a $25.0 million (maximum value) revolving line of credit. At any point in time, up to a maximum of $3.0 million of the outstanding term loan balance is convertible into the Company's common stock at a conversion price of $5.00 per share.

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

                In addition, a financial covenant of the previous Loan Agreement was modified to be less restrictive to the Company, requiring that stockholders' equity, as defined, must now equal or exceed $10.0 million, as compared to $18.1 million previously.

                The new $20.0 million term loan bears interest at the higher of 13.5% or the prime rate of interest plus 5.0% (on March 31, 2000, the applicable prime rate of interest was 9.0%), payable monthly. Commencing in March 2001, quarterly principal payments in the amount of $1.0 million become payable, and the new term loan is due and payable in full upon termination or expiration of the New Loan Agreement. At any point in time, up to a maximum of $4.0 million of the outstanding new term loan balance is convertible into the Company's common stock at a conversion price of $9.00 per share.

                Under the revolving line of credit portion of the New Loan Agreement, funds are advanced subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories and the satisfaction of other financial covenants. Under this formula, at March 31, 2000, the Company would have been able to borrow up to $31.5 million. Borrowings outstanding on the line of credit amounted to $13.6 million and $15.1 million at March 31, 2000 and September 30, 1999, respectively.

                Most assets of the Company, including accounts receivable, inventories and property, plant and equipment are pledged as collateral under the New Loan

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5.         LONG-TERM DEBT (continued)

                Agreement. Interest on revolver borrowings is payable monthly at the greater of prime plus 0.625%, or 7.0% per annum. The applicable prime rate was 9.0% at March 31, 2000.

                Conversion of Debentures into Equity

                In the six months ended March 31, 2000, $22.0 million of the $25.0 million in 7 3/4% Convertible Debentures ("Debentures") outstanding at September 30, 1999 were converted into and exchanged for common stock, thereby reducing outstanding indebtedness and increasing stockholders' equity by approximately $22.0 million and $21.2 million, respectively. The increase in stockholders' equity is comprised of approximately $24.4 million of equity securities issued less non-cash charges of $2.4 million for debt conversion expense (discussed below) and $0.8 million of deferred debenture offering costs which were charged to paid-in capital. Annual interest expense savings resulting from the conversions will approximate $1.7 million.

                In various separate, unsolicited and negotiated transactions, the Company issued an aggregate of 4,110,600 shares of common stock in exchange for the $22.0 million of Debentures, as compared to 3,772,938 shares issuable under the original debenture conversion terms. Issuance of the incremental 337,662 shares resulted in a non-cash charge of $2.4 million for debt conversion expense in the six months ended March 31, 2000.

                After giving effect to these conversions, outstanding Debentures amounted to $3.0 million at March 31, 2000.

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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6.         RESTRUCTURING OF OPERATIONS

                On September 30, 1999, the Company entered into an agreement with the Matco Electronics Group, Inc. ("Matco") to outsource a substantial portion of its manufacturing operations. This strategic decision, executed to reduce manufacturing costs and more effectively focus the Company on product development, marketing and sales activity, resulted in the elimination of approximately 100 manufacturing positions. The net loss for the six months ended March 31, 2000 includes a charge of $0.5 million, or $0.02 per share, primarily for post-employment benefits under the Company's severance plan. Most of the benefits were paid in the quarter ended March 31, 2000.

                In December 1998, the Company restructured its operations into three distinct business units to increase product line focus and move toward operating autonomy. Two new business units resulted from the reorganization: Broadband Systems Division and Network Access Division, both of which supplemented the existing VITAL Network Services business unit, which was launched in October 1997. The reorganization resulted in a workforce reduction of approximately 200 persons. The net loss for the six months ended March 31, 1999 includes a charge of $2.0 million, or $0.09 per share, primarily for post-employment benefits under the Company's severance plan; such costs were paid in fiscal 1999.

NOTE 7.         SALE OF TECHNOLOGY ALLIANCE GROUP  DIVISION

                On December 30, 1998, the Company sold the assets of its Technology Alliance Group ("TAG") division, which was identified as non-strategic to the reorganized business units referenced in
                Note 6 above. TAG, which developed, patented and licensed advanced modem and access technologies, was principally comprised of scientists and engineers and held rights to certain technologies patented by the division. The sale resulted in a pre-tax gain of approximately $9.0 million, or $0.41 per share, in the six-month period ended March 31, 1999 and generated cash proceeds, net of expenses, of approximately $12.0 million. Technology licensing revenues from the TAG division amounted to $420,000 and $1,115,000 in the three- and six-month periods ended March 31, 1999, respectively (licensing revenues are reported as "Other Revenue" in the Company's Consolidated Statements of Operations).

                       GENERAL DATACOMM INDUSTRIES, INC.
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8.         SEGMENT INFORMATION - INTERIM DISCLOSURES

                The Company reorganized in December 1998, creating distinct and independently managed Strategic Business Units ("SBUs") for specified groups of products and services. Each SBU has been identified as a reportable segment, as summarized below:

                  o Broadband Systems Division ("BSD")
                  o Network Access Division ("NAD")
                  o VITAL Network Services, L.L.C.
                  o DataComm Leasing Corporation

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

                The tables below present financial performance information by reportable segment (in thousands):

                         GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8.         SEGMENT INFORMATION - INTERIM DISCLOSURES (continued)

                                  Three Months Ended        Six Months Ended
                                       March 31,                 March 31,
                                  ------------------       -------------------
                                   2000       1999          2000         1999
                                  ------------------       -------------------
Revenue:
  Network Access Division         $14,479   $14,617        $32,407     $28,173
  Broadband Systems Division       14,607    11,216         32,057      26,332
  VITAL Network Services, L.L.C.   11,378    11,471         22,573      23,453
  DataComm Leasing Corporation        923     1,053          1,930       2,123
  Other                                --       420             --       1,115
                                  -------   -------        -------     -------

   Total                          $41,387   $38,777        $88,967     $81,196
                                  =======   =======        =======     =======

Operating Income (Loss):
  Network Access Division         $   962   $   609        $ 2,699     $(1,942)
  Broadband Systems Division       (6,510)   (9,778)       (10,469)    (17,153)
  VITAL Network Services, L.L.C.      259     1,734            855       3,426
  DataComm Leasing Corporation        751       807          1,501       1,563
  Other                                --       420             --         420
                                  -------   -------        -------      ------

   Total                          $(4,538)  $(6,208)       $(5,414)   $(13,686)
                                  ========  ========       ========   =========

Reconciliations of operating loss, as reported above, to consolidated loss before income taxes are summarized below:

Operating loss, per above         $(4,538)  $(6,208)       $(5,414)   $(13,686)
Capitalized software activity, net     91       179             91         362
General corporate expenses         (1,150)     (939)        (2,123)     (2,005)
Restructuring of operations            --        --           (500)     (2,000)
Debt conversion expense              (879)       --         (2,403)         --
Gain on sale of assets                 --        --             --       9,001
Other expense                      (1,952)   (1,371)        (3,720)     (2,799)
                                  --------  -------       ---------   ---------

Loss Before Income Taxes          $(8,428)  $(8,339)      $(14,069)   $(11,127)
                                  ========  ========      =========   =========

                         GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9.         EARNINGS (LOSS) PER SHARE

                The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):


                                          Three Months Ended   Six Months Ended
                                               March 31,            March 31,
                                           2000        1999     2000      1999
                                          -----------------    ----------------
Numerator:
  Net loss                               $ (8,828) $(8,539)  $(14,769) $(11,627)
  Preferred stock dividends                  (450)    (450)      (900)     (900)
  Numerator for basic and diluted
    loss per share - loss applicable
    to common stockholders               $(9,278)  $(8,989)  $(15,669) $(12,527)
                                         ========  ========  ========= ========
Denominator:
  Denominator for basic and diluted
    loss per share - weighted
    average shares outstanding            25,815    21,803     24,054    21,769
                                         -------   -------    -------   -------
Basic and diluted loss per share         $ (0.36)  $ (0.41)  $  (0.65) $  (0.58)
                                         ========  ========  ========= ========

                The net loss reported for the three months ended March 31, 2000 includes a non-cash debt conversion charge of $0.9 million (or $0.03 per share). The net loss reported for the six months ended March 31, 2000 includes restructuring charges of $0.5 million (or $0.02 per share) and debt conversion charges of $2.4 million (or $0.10 per share). The net loss reported for the six months ended March 31, 1999 includes restructuring charges of $2.0 million (or $0.09 per share) and a gain on sale of assets of $9.0 million (or $0.41 per share).

                Outstanding securities (not included in the above computations because of their dilutive impact on reported loss per share) which could potentially dilute earnings per share in the future include convertible debentures, convertible preferred stock and employee stock options and warrants. For additional disclosure information, including conversion terms, refer to Notes 7, 10 and 12, respectively, in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 1999. Weighted average employee stock options outstanding during the six months ended March 31, 2000 approximated 4,024,000 shares, of which 667,000 would not have been included in diluted earnings per share calculations for the six months ended March 31, 2000 (if the Company reported net income for the referenced period) because the effect would be antidilutive.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 10.        COMPREHENSIVE INCOME (LOSS)

                The following table sets forth the computation of comprehensive loss:

                                   Three Months Ended       Six Months Ended
                                        March 31,                 March 31,
                                   ------------------      -------------------
                                     2000        1999         2000        1999
                                   ------------------      -------------------

Net loss                           $(8,828)  $(8,539)      $(14,769)  $(11,627)
Other comprehensive loss,
 net of tax:
   Foreign currency translation
   adjustments                        (385)     (251)          (876)      (664)
                                   --------  --------       ---------  --------
Comprehensive loss                 $(9,213)  $(8,790)      $(15,645)  $(12,291)
                                   ========  ========      =========  =========

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Summary Discussion

The Company continues to achieve operational performance improvement as compared to the prior fiscal year. Total revenues for the three- and six-month periods ended March 31, 2000 reflect growth of approximately 7% and 10%, respectively, as compared to the corresponding periods of fiscal 1999. In addition, the Company's reported net loss, excluding unique one-time items, was narrowed to $(11.9) million for the six months ended March 31, 2000 as compared to $(18.6) million for the corresponding period of fiscal 1999, an improvement of $6.7 million, or 36%.

Regarding current quarter performance, management believes that, based on the order rate and backlog, product revenues in the Broadband Systems Division would have been approximately $3.0 million higher except for issues associated with the complete outsourcing of manufacturing operations along with worldwide shortages of critical electronic components.

The Company has also continued to improve its financial position since the fiscal year ended September 30, 1999. In December 1999 the Company improved its access to working capital resources by expanding its credit facility to $70.0 million, as compared to $40.0 million at September 30, 1999, an increase of $30.0 million, or 75%. In addition, $22.0 million of the $25.0 million in Convertible 7 3/4% Debentures ("Debentures") outstanding at September 30, 1999 have been converted into and exchanged for common stock, thereby reducing outstanding indebtedness and increasing stockholders' equity. In addition to improving the Company's financial position, the Debenture reductions will result in interest expense savings of $1.7 million annually.

Discussion of the current fiscal year's operating results as compared to the corresponding periods of fiscal 1999 are included below. Unique one-time items, including restructuring charges, debt conversion expense and gain from the sale of assets, are discussed under the captions "Restructuring of Operations" and "Interest Expense and Other Income and Expense."

Results of Operations

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                 Three Months Ended        Six Months Ended
                                     March 31,                 March 31,
                                -------------------      --------------------
                                 2000         1999         2000        1999
                                -------------------      --------------------
Revenues:
  Net product sales             70.2%        66.5%        72.4%       66.0%
  Service revenue               27.5         29.6         25.4        28.9
  Other revenue                  2.3          3.9          2.2         5.1
                               -----        -----        -----       -----
                               100.0        100.0        100.0       100.0
Cost of revenues                58.1         54.1         57.0        54.3
                               -----        -----        -----       -----
Gross margin                    41.9         45.9         43.0        45.7
Amortization of capitalized
  software development costs     7.2          7.8          6.7         7.5
Selling, general and
 administrative                 36.1         37.7         33.2        38.7
Research and product
 development                    12.1         18.4         11.5        18.3
                               -----        -----        -----       -----

Operating loss before
   restructuring charges       (13.5)       (18.0)        (8.4)      (18.9)

Restructuring of operations       --           --          0.5         2.4
                               ------       ------       ------      ------
Operating loss                 (13.5)%      (18.0)%       (8.9)%     (21.3)%
                               ------       ------       ------      ------
Net loss excluding
  unique items*                (19.2)%      (22.0)%      (13.3)%     (22.9)%
                               ------       ------       ------      ------
Net loss                       (21.3)%      (22.0)%      (16.6)%     (14.3)%
                               ======       ======       ======      ======

--------------------
*Unique items are comprised of restructuring charges, debt conversion expense and gain on sale of assets.

Summary comments are as follows: (1) quarter and year-to-date product revenues increased approximately 13% and 20%, respectively, while service revenues are down slightly from fiscal 1999; as a result, product revenue represents an increased percentage of total revenue; (2) other revenue represents a lower percentage of total revenue, reflecting a reduction in royalty revenue attributable to a division being sold in December 1998 (refer to Note 7 for details); (3) quarter and year-to-date cost of revenues, measured as a percent of revenue, increased as compared to the prior year, reflecting, in order of relative importance, the combined impact of a reduction in (higher margin) royalty revenue, reduced service margins and a less significant reduction in product margins; (4) year-to-date operating expenses (excluding restructuring charges) are down more than 12 percentage points when measured as a percent of revenue, reflecting the combined impact of revenue growth and expense reductions realized from the Company's fiscal 1999 restructuring efforts; (5) the year-to-date operating loss, excluding the impact of restructuring charges, improved by approximately 11 percentage points measured as a percent of revenue; (6) the year-to-date net loss, excluding unique items, reflects a similar improvement of approximately 10 percentage points when measured as a percent of revenue.

Consolidated Results

Revenues: Current quarter revenues were up $2.6 million, or 6.7%, as compared to the corresponding quarter of fiscal 1999. Product revenues were up $3.3 million, or 12.7%, service revenues were down $0.1 million, or 0.8%, and other revenues were down $0.6 million, or 37.9%. The Broadband Systems Division's ATM business accounted for all of the product revenue growth; the reduction in other revenue reflects a $0.4 million reduction in royalty revenue resulting from a division being sold (refer to Note 7 for details) and a $0.2 million reduction in lease revenue.

Year-to-date revenues for the six months ended March 31, 2000 were up $7.8 million, or 9.6%, as compared to the first half of fiscal 1999. Product revenues were up $10.8 million, or 20.2%, service revenues were down $0.9 million, or 3.8%, and other revenues were down $2.2 million, or 52.2%. Both the Network Access Division (revenues up $4.5 million, or 16.2%) and the Broadband Systems Division (revenues up $6.3 million, or 24.4%) contributed to the product revenue growth; the decline in service revenue reflects weakness in the domestic marketplace - principally attributable to customers minimizing new systems implementation activity as they transitioned into calendar year 2000; and the reduction in other revenues reflects the combined impact of a $1.1 million reduction in royalty revenue resulting from the sale of a division, a $0.3 million reduction in leasing revenue and $0.8 million of contractual research and development revenue recorded in the prior year (no such revenue was recorded in the current year).

Geographically, international revenues amounted to 48% and 50% of consolidated revenues for the three- and six-month periods ended March 31, 2000, respectively,  as  compared to 46% and 47% for  corresponding  periods of fiscal
1999.

Gross Margins: Gross margins, measured as a percent of revenue and excluding capitalized software amortization, were down 4.0 percentage points and 2.7 percentage points for the three and six months ended March 31, 2000, respectively, as compared to the corresponding periods one year ago. Both product and service margins contributed to the overall margin declines. The product margin declines, experienced in both the Network Access and Broadband Systems divisions, reflect the combined impact of the customer mix (on average sell prices) and premium costs arising from worldwide shortages of critical electronic components.

Amortization of capitalized software amounted to $3.0 million in the quarters ended March 31, 2000 and 1999; year-to-date amortization of capitalized software amounted to $6.0 million and $6.2 million in the six-month periods ended March 31, 2000 and 1999, respectively.

Operating Expenses: The Company's fiscal 1999 restructuring efforts have resulted in a reduction in the Company's operating expenses. Specific Company restructuring actions impacting current year results include: (1) the December 1998 reorganization into three distinct business units with increased operating autonomy (refer to Note 6, "Restructuring of Operations," in this quarterly report and Note 2, "Restructuring of Operations," in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 1999 for further discussion); and (2) the shutdown of a non-strategic remote technology center in England in July 1999.

Operating expenses were down $1.8 million, or 8.3%, for the quarter ended March 31, 2000 as compared to same quarter one year ago, reflecting the net impact of a $0.3 million, or 2.1%, increase in selling, general and administrative expenses and a $2.1 million, or 29.4%, reduction in research and development expense. The increase in selling, general and administrative expense principally reflects a strategic investment in the systems and people infrastructure of VITAL Network Services to position the business unit for future growth. The reduction in research and development expense reflects the shutdown of a non-strategic remote technology center in England in July 1999 and cost reductions resulting from more defined and focused development programs.

Year-to-date operating expenses (excluding restructuring charges) for the six months ended March 31, 2000 were down $6.5 million, or 14.1%, as compared to the six months ended March 31, 1999. The reduction is comprised of a $1.9 million, or 6.1%, reduction, in selling, general and administrative expenses and a $4.6 million, or 31.1%, reduction in research and development expense. The selling, general and administrative reduction principally reflects headcount and other related cost reductions resulting from the Company's December 1998 reengineering of its sales and marketing strategy, including an increased focus on sales activity through distributors and other channels, a reduced focus on direct-sell activity and more productive marketing initiatives. Such cost reductions were partially offset with an increased investment in VITAL's infrastructure, as discussed above. The reduction in research and development expense reflects the shutdown of a non-strategic remote technology center in England in July 1999, the sale of a non-strategic division and reduced costs associated with more defined and focused development programs.

The Company continues to channel a high percentage of its revenues into new product development. Gross research and development spending for the six months ended March 31, 2000 amounted to $16.3 million, or 18.3% of revenue. Such spending is, however, being closely monitored by the Network Access Division's and Broadband Systems Division's management teams. The strategy of both business units has been to significantly reduce or eliminate development activities targeted at sustaining legacy products, to limit the investment of new funds into projects considered to have only the highest likelihood of success and to use outside development engineers to complement internal development activities, all in an effort to focus development efforts and improve productivity.

Restructuring of Operations: The Company recorded restructuring charges of $0.5 million and $2.0 million in the six months ended March 31, 2000 and 1999, respectively. Refer to Note 6, "Restructuring of Operations," for detailed discussion.

Interest Expense and Other Income and Expense: Interest expense amounted to $2.1 million and $1.5 million for the quarters ended March 31, 2000 and 1999, respectively, and $4.1 million and $3.2 million for the six months ended March 31, 2000 and 1999, respectively. The increases are attributable to higher levels of outstanding borrowings, a higher rate of interest (prime plus 5%) payable on the Company's new $20.0 million term loan received in December 1999 and increases in the prime rate of interest.

Fiscal year 2000 other expense includes non-cash charges for debt conversion expense; such charges amounted to $0.9 million (or $0.03 per share) and $2.4 million (or $0.10 per share) for the three- and six-month periods ended March 31, 2000, respectively. Details regarding the debt-to-equity conversions, which increased stockholders' equity and reduced outstanding indebtedness by approximately $22.0 million during the six months ended March 31, 2000, are discussed in Note 5, "Long-Term Debt."

Prior year "other income" includes a gain of $9.0 million, or $0.41 per share, from the sale of a division. Refer to Note 7, "Sale of Technology Alliance Group Division," for further discussion.

Income Taxes: Tax provisions recorded by the Company, principally for foreign income and domestic state taxes, amounted to $400,000 and $200,000 in the quarters ended March 31, 2000 and 1999, respectively, and $700,000 and $500,000 in the six-month periods ended March 31, 2000 and 1999, respectively. The Company has significant federal net operating loss carryforwards available to offset future federal income tax liabilities. However, based on the uncertainty of the ultimate realization of such carryforwards, no net deferred tax asset (or related deferred tax benefit) has been recorded in the Company's financial statements.

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

Network Access Division ("NAD")

NAD's current quarter operating income amounted to $1.0 million as compared to $0.6 million in the same quarter one year ago. Revenue and gross margin contribution were relatively unchanged from the prior year. The $0.4 million improvement in operating income resulted from a $0.4 million reduction in operating expenses.

NAD's year-to-date operating income amounted to $2.7 million as compared to an operating loss of $(1.9) million in first six months of fiscal 1999. The $4.6 million turnaround and improvement reflects the net effect of revenue growth of $4.2 million, or 15.0%, resulting gross margin growth of $1.6 million, and operating expense reductions of $3.0 million, or 20.1%. NAD's revenue growth was achieved in both the domestic and international marketplace. NAD's operating expense reductions are primarily the result of the Company's restructuring plan (executed in December 1998), which included a strategy to reduce selling costs by selling through distributors and other indirect channels.

Broadband Systems Division ("BSD")

BSD's current quarter operating loss amounted to $(6.5) million as compared to $(9.8) million in the same quarter one year ago, an improvement of $3.3 million, or 33.4%. The $3.3 million improvement reflects the net effect of revenue growth of $3.4 million, or 30.2%, resulting margin growth of $1.1 million, and operating expense reductions of $2.2 million, or 14.1%. The $3.4 million of revenue growth reflects ATM product revenue growth which occurred in the international marketplace. BSD's operating expense reductions reflect the combined impact of the Company's restructuring plan executed in December 1998 and the shutdown of a non-strategic remote technology center in England in July 1999.

BSD's operating loss for the six months ended March 31, 2000 amounted to $(10.5) million as compared to $(17.2) million for the corresponding period of fiscal 1999, an improvement of $6.7 million, or 39.0%. The $6.7 million improvement reflects the net effect of revenue growth of $5.7 million, or 21.7%, resulting margin growth of $2.5 million, and operating expense reductions of $4.2 million, or 13.6%. BSD's ATM and Internetworking products contributed $4.0 million and $2.7 million of revenue growth, respectively, and such growth was achieved in both the domestic and international marketplace. The operating expense reductions resulted from the actions referenced above.

ATM product revenues amounted to $11.6 million and $23.2 million for the three- and six-month periods ended March 31, 2000, as compared to $8.0 million and $19.2 million for the three- and six-month periods ended March 31, 1999, reflecting year-to-date growth of approximately 21%.

Refer to the Summary Discussion on page 15 for the management comment on the potential for higher revenue in the quarter ended March 31, 2000.

VITAL Network Services, L.L.C. ("VITAL")

VITAL's service revenue amounted to $11.4 million and $11.5 million in the quarters ended March 31, 2000 and 1999, respectively. VITAL's current quarter operating income amounted to $0.3 million as compared to $1.7 million in the same quarter one year ago, a reduction of $1.4 million, or 85%. The $1.4 million reduction is comprised of a margin loss of $0.9 million (principally due to increased costs) and a $0.5 million, or 23.8%, increase in operating expenses. As noted earlier, VITAL's increased spending reflects a strategic investment in the division's systems and people infrastructure in an effort to position the business unit for future growth.

VITAL's trends for the six months ended March 31, 2000 are consistent with those in the quarter as noted above. Service revenue amounted to $22.6 million and $23.5 million in the six-month periods ended March 31, 2000 and 1999, respectively, a reduction of $0.9 million, or 3.8%. VITAL's year-to-date operating income amounted to $0.9 million as compared to $3.4 million in the corresponding period one year ago, a reduction of $2.5 million, or 75%. The $2.5 million reduction is comprised of a margin loss of $1.8 million and a $0.7 million, or 20.1%, increase in operating expenses.

DataComm Leasing Corporation

DataComm Leasing Corporation ("DLC") offers BSD and NAD customers the opportunity to lease rather than purchase products. Most of DLC's leases are with BSD customers due to the more expensive nature of BSD products and customers' desire to finance such equipment through leases.

DLC's operating income, derived from both operating and finance lease activities, amounted to $0.8 million in the quarters ended March 31, 2000 and 1999, and $1.5 million and $1.6 million in the six months ended March 31, 2000 and 1999, respectively.

Foreign Currency Risk

The Company's foreign subsidiaries are exposed to foreign currency fluctuations since they are invoicing customers in local currencies while liabilities for product purchases from the parent Company are transacted in U.S. dollars. The impact of foreign currency fluctuations on these U.S. dollar-denominated liabilities is recorded as a component of "Other Income and Expense" in the Company's consolidated statements of operations. Such activity resulted in net currency exchange gains of $111,000 and $42,000 for the quarters ended March 31, 2000 and 1999, respectively, and $363,000 and $270,000 for the six-month periods ended March 31, 2000 and 1999, respectively.

No individual foreign subsidiary comprises 10 percent or more of consolidated revenue or assets, and most subsidiary operations represent less than 5 percent of consolidated assets. Therefore, the Company historically has not entered into hedge contracts or any form of derivative or similar investment. Separately, the introduction of the Euro as a common currency for members of the European Monetary Union, which occurred during fiscal 1999, is not expected to significantly impact the Company's exposure to foreign currency transactions. See "Market Risk" below for further discussion of foreign currency risk.

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

Liquidity and Capital Resources

Future cash requirements are planned to be satisfied from a combination of cash balances ($3.4 million at March 31, 2000) and borrowings available under the Company's revolving line of credit, under which the Company's lenders have authorized up to a maximum of $35.0 million. Borrowings outstanding on the Company's revolving line of credit amounted to $13.6 million and $15.1 million at March 31, 2000 and September 30, 1999, respectively. In addition, alternate financing sources may also be available, if required. Such alternate financing sources include, among other items, the sale of assets, technologies, existing businesses and/or the Company's common stock, and the sale or discounting of customer leases.

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

Under the revolving line of credit portion of the Company's New Loan Agreement, availability of funds is subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories and the satisfaction of other financial covenants. Therefore, maximum funds available for borrowing under the revolving line of credit portion of the New Loan Agreement will fluctuate as sales and collections efforts affect accounts receivable balances. Such maximum availability amounted to $31.5 million at March 31, 2000. Most assets of the Company, including accounts receivable, inventories and property, plant and equipment are pledged as collateral. Amounts outstanding on the revolving line of credit are payable in full upon termination of the New Loan Agreement. Separately, letters of credit reduce the availability of funds under the revolving line of credit; letters of credit in the amount of $200,000 and $267,000 were outstanding at March 31, 2000 and September 30, 1999, respectively.

Financial covenants of the New Loan Agreement require that the Company's reported stockholders' equity, excluding the impact of foreign currency translation adjustments occurring subsequent to March 31, 1999, equal or exceed $10.0 million. Such stockholders' equity, as defined, amounted to $30.2 million at March 31, 2000. Other covenants limit annual capital expenditures to $12.0 million. Violation of such covenants may result in limiting access to future borrowings and/or acceleration of payment requirements on outstanding borrowings.

To further improve the Company's financial position, $22.0 million of the $25.0 million in 7 3/4% Convertible Debentures ("Debentures") outstanding at September 30, 1999 were converted into and exchanged for common stock during the six months ended March 31, 2000, thereby reducing outstanding indebtedness and increasing stockholders' equity. Outstanding Debentures, after such conversions, amounted to only $3.0 million at March 31, 2000, as compared to $25.0 million at September 30, 1999. In addition to improving the Company's financial position, the $22.0 million of Debenture reductions will result in interest expense savings of $1.7 million annually. Refer to Note 5, "Long-Term Debt," for further discussion.

Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 1999 for further disclosures applicable to all other outstanding indebtedness of the Corporation.

Operating

Net cash used in operating activities amounted to $8.7 million and $1.0 million in the six-month periods ended March 31, 2000 and 1999, respectively. Increases in inventories ($5.2 million) and investments in leased assets ($2.2 million) account for a substantial part of the cash consumption for the six months ended March 31, 2000. The inventory growth resulted from precautionary measures taken by the Company as it transitioned to fully outsource its manufacturing operations during the quarter; the Company anticipates a reduction in inventory over the following six months. The increased investments in leases reflects the impact of customer operating leases entered into during the quarter ended March 31, 2000 with the Company's subsidiary, DataComm Leasing Corporation.

Non-debt working capital, excluding cash and cash equivalents, amounted to $27.9 million at March 31, 2000, as compared to $23.5 million at September 30, 1999, with the increase in inventory levels, as discussed above, being the principal reason for the increase.

Investing

Investments in property, plant and equipment amounted to $2.4 million during the six months ended March 31, 2000 as compared to $4.9 million in the corresponding period one year ago. Approximately $600,000 of the prior year's capital investments were applicable to VITAL Network Services' purchase of Olicom assets (for additional discussion, refer to Note 4, "VITAL Network Services, L.L.C. Partnership With Olicom, Inc.," in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 1999). Separately, investments in capitalized software amounted to $6.1 million and $6.5 million in the six-month periods ended March 31, 2000 and 1999, respectively. All investment activity is targeted to satisfy minimum operating requirements and to embrace new undertakings with the greatest potential returns.

In the prior year six months ended March 31, 1999, the Company generated $12.0 million in net proceeds from the sale of the Technology Alliance Group division, which was identified as a non-strategic entity by the Company's strategic business units. Refer to Note 7, "Sale of Technology Alliance Group Division," for further discussion.

Financing

Net cash provided by financing activities amounted to $16.9 million in the six months ended March 31, 2000, comprised of $17.1 million of net borrowings, $0.7 million in proceeds received from the issuance of common stock pursuant to employee stock programs and the payment of $0.9 million in preferred stock dividends. This activity compares to $0.9 million of cash provided by financing activities in the six months ended March 31, 1999, comprised of $1.4 million of net borrowings, $0.4 million in proceeds received from the issuance of common stock pursuant to employee stock programs and the payment of $0.9 million in preferred stock dividends.

Reference is made to Note 5, "Long-Term Debt," for a condensed summary of outstanding long-term debt as of March 31, 2000 and September 30, 1999, and discussion of new borrowing and debt reduction activities occurring during the six months ended March 31, 2000.

Future Adoption of New Accounting Statements

Reference is made to the consolidated financial statements filed with Form 10-K for the year ended September 30, 1999, Note 1, for discussion regarding future adoption of new accounting pronouncements.

Year 2000 Compliance

Reference is made to Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1999, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, under the caption "Year 2000 Compliance" for year 2000 compliance related discussion. The Company has encountered no major year 2000 compliance problems through March 31, 2000.

Certain Risk Factors

Continuing Losses: The Company has sustained net losses for the past 22 quarters ended March 31, 2000. There can be no assurance as to when the Company will achieve net income.

Credit Availability: As noted above, the Company's New Loan Agreement requires compliance with specific financial covenants, including the requirement that reported stockholders' equity, as defined, equals or exceeds $10.0 million (such stockholders' equity, as defined, amounted to $30.2 million at March 31, 2000). Although not anticipated, should the Company ever fail to comply with the required covenants, or fail to comply with any other provisions of the New Loan Agreement which would result in a default, and a waiver or amendment is not obtained, the Company may be unable to borrow funds under such agreement. In such case the Company would be required to seek other financing to fund its operations, and there can be no assurance the Company will be able to obtain such financing or, if obtained, on terms deemed favorable by the Company. Furthermore, in the event the Company does default on its $70.0 million New Loan Agreement obligation, such default may result in a requirement to accelerate the due dates and payment of other outstanding indebtedness.

Reliance on Outsourced Manufacturing: On September 30, 1999, the Company announced that it had outsourced substantially all of its manufacturing operations. Therefore, the Company is largely dependent on third-party suppliers to meet product delivery deadlines and quality requirements. Any shortfall in the satisfaction of these requirements could negatively impact revenue and profitability in that quarter, and possibly thereafter.

Volatility of Stock Price: The trading price of the Company's Common Stock has fluctuated widely in response to, among other things, quarter-to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, changes in earnings estimates by analysts and, from time to time, the volatile nature of equity markets. Any shortfall in revenue or earnings from expected levels could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.

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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 4 -- Submission of Matters to a Vote of Security-Holders

   On March 2, 2000, at the Annual Meeting of Stockholders of the Corporation, stockholders elected Lee M. Paschall and John L. Segall as directors to the Corporation for a term of three years:

        - Number of votes cast for:         21,348,699
        - Number of votes withheld:            543,332

Item 6 -- Exhibits and Reports on Form 8-K

   a.  Exhibits
               None.

   b.  Reports on Form 8-K
               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GENERAL DATACOMM INDUSTRIES, INC.
                                                       (Registrant)
                                             By:     /S/ WILLIAM G. HENRY
                                             --------------------------------
                                                  William G. Henry
                                                  Vice President, Finance and
                                                  Principal Financial Officer


Dated:  May 12, 2000
        ------------