Form 10-Q
period 2000-06-30
GENERAL DATACOMM INDUSTRIES INC
filed 2000-08-14
CIK 40518

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-8086

                        GENERAL DATACOMM INDUSTRIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 06-0853856
              --------                                 ----------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

    Middlebury, Connecticut                           06762-1299
  ---------------------------------                   ----------
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

            Yes     X                  No
            ---                        --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding

  Title of Each Class                                at June 30, 2000
------------------------------                      -----------------

 Common Stock, $.10 par value                            24,426,138
 Class B Stock, $.10 par value                            2,057,103

                   Total Number of Pages in this Document is 28.

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                        Page

Part I -- FINANCIAL INFORMATION

               Consolidated Balance Sheets -
               June 30, 2000 and September 30, 1999 . . . . . . . . . .   3

               Consolidated Statements of Operations and
               Accumulated Deficit - For the Three and

               Nine Months Ended June 30, 2000 and 1999 . . . . . . . . . 4

               Consolidated Statements of Cash Flows - For the
               Nine Months Ended June 30, 2000 and 1999 . . . . . . . . . 5

               Notes to Consolidated Financial Statements . . . . . . . . 6

               Management's Discussion and Analysis of

               Financial Condition and Results of Operations . . . . . . 16


Part II -- OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  27

                          PART I. FINANCIAL INFORMATION


               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       June 30,   September 30,
In thousands, except shares                              2000          1999
-------------------------------------------------------------------------------
ASSETS:                                               (Unaudited)
Current assets:
  Cash and cash equivalents                             $2,477        $3,790
  Accounts receivable, less allowance for doubtful
   receivables of $1,995  in June and $1,375
   in September                                         26,807        32,795
  Inventories                                           33,755        22,329
  Deferred income taxes                                  1,748         1,578
  Other current assets                                  12,891        12,624
-------------------------------------------------------------------------------
Total current assets                                    77,678        73,116
-------------------------------------------------------------------------------
Property, plant and equipment, net                      30,336        32,679
Capitalized software development costs, net             22,077        21,815
Other assets                                            10,446        12,764
-------------------------------------------------------------------------------
                                                      $140,537      $140,374
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term debt                     $7,392        $4,533
  Accounts payable, trade                               25,371        18,669
  Accrued payroll and payroll-related costs              3,909         4,626
  Deferred income                                        7,384         6,082
  Other current liabilities                             15,618        16,449
-------------------------------------------------------------------------------
Total current liabilities                               59,674        50,359
-------------------------------------------------------------------------------
Long-term debt, less current portion                    60,218        64,532
Deferred income taxes                                    2,350         2,337
Other liabilities                                        1,236         1,053
-------------------------------------------------------------------------------
Total liabilities                                      123,478       118,281
-------------------------------------------------------------------------------

Commitments and contingent liabilities                      --            --
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 3,000,000 shares authorized;issued and outstanding: 787,900 in June and 800,000 in September, all 9% cumulative convertible exchangeable preferred stock; liquidation preference of $19.7 million in June and

    $20 million in September                               788           800
  Class B stock, par value $.10 per share,
    10,000,000 shares authorized; issued
    and outstanding: 2,057,103 in June
    and 2,092,383 in September                             206           209
  Common stock, par value $.10 per share,
    50,000,000 shares authorized; issued
    and outstanding: 24,619,564 in June
    and 20,309,143 in September                          2,462         2,031
  Capital in excess of par value                       174,603       151,706
  Accumulated deficit                                 (154,978)     (127,472)
  Accumulated other comprehensive loss                  (4,590)       (2,736)
  Common stock held in treasury, at cost:
    193,426 shares in June and 330,382
    shares in September                                 (1,432)       (2,445)
-------------------------------------------------------------------------------
Total stockholders' equity                              17,059        22,093
-------------------------------------------------------------------------------
                                                      $140,537      $140,374
-------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT

                                   (Unaudited)

                                        Three Montsh Ended  Nine Months Ended
                                            June 30,            June 30,
                                        ------------------  -------------------
In thousands, except per share data      2000       1999       2000      1999
-------------------------------------------------------------------------------
Revenues:
  Net product sales                    $27,358    $30,163    $91,780   $83,779
  Service revenue                       13,004     11,112     35,577    34,565
  Other revenue                            799      1,094      2,771     5,221
                                      --------    --------   -------   -------
                                        41,161     42,369    130,128   123,565
Cost of revenues:
  Cost of product sales                 14,870     15,504     48,526    42,962
  Cost of service revenue                9,681      7,984     26,577    23,996
  Cost of other revenue                     50         87        187       696
                                      --------    --------   --------  --------
                                        24,601     23,575     75,290    67,654

Gross margin                            16,560     18,794     54,838    55,911
  Amortization of capitalized
   software development costs            2,863      3,000      8,856     9,172

Operating expenses:
  Selling, general and administrative   15,167     14,514     44,692    45,967
  Research and product development       5,299      6,402     15,505    21,223
  Restructuring and other charges        2,000         --      2,500     2,000
                                      --------    --------   --------  -------
                                        22,466     20,916     62,697    69,190

Operating loss                          (8,769)    (5,122)   (16,715)  (22,451)
  Other income (expense):
  Interest, net                         (2,292)    (1,801)    (6,367)   (4,999)
  Debt conversion expense                   --         --     (2,403)       --
  Gain on sale of assets                    --         --        --      9,001
  Other, net                               167         49        522       448
                                      ---------   --------  ---------  --------
                                        (2,125)    (1,752)    (8,248)    4,450

Loss before income taxes               (10,894)    (6,874)   (24,963)  (18,001)
Income tax provision                       500        200      1,200       700
                                      ---------   --------  ---------  --------
Net loss                              ($11,394)   ($7,074)  ($26,163)  ($18,701)
                                      =========   ========  =========  ========
Basic and diluted loss per share        ($0.45)    ($0.34)    ($1.11)    ($0.92)
                                      =========   ========  =========  ========

Weighted average number of common and
common equivalent shares outstanding    26,463     21,918     24,840     21,819
                                      =========   ========  =========  ========

Accumulated deficit at beginning of
  period                             ($143,141) ($115,593) ($127,472) ($103,066)
Net loss                               (11,394)    (7,074)   (26,163)   (18,701)
Payment of preferred stock dividends      (443)      (450)    (1,343)    (1,350)
                                     ---------- ---------- ---------- ----------
Accumulated deficit at end of period ($154,978) ($123,117) ($154,978) ($123,117)
                                     ========== ========== ========== ==========

---------------
The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                   Increase (Decrease) in Cash
                                                       and Cash Equivalents

                                                   ----------------------------
                                                         Nine Months Ended
                                                              June 30,

                                                   ----------------------------
In thousands                                             2000          1999
-------------------------------------------------------------------------------
Cash flows from operating activities:

  Net loss                                            ($26,163)    ($18,701)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                       16,827       19,574
    Non-cash charge for debt conversion                  2,403           --
    Non-cash charge for lease receivable write-off       2,000           --
    Gain on sale of assets                                  --       (9,001)
    Changes in:
      Accounts receivable                                5,209        3,190
      Inventories                                      (11,660)        (694)
      Accounts payable and accrued expenses              5,291        7,098
      Other net current assets                           2,649       (1,819)
      Other net long-term assets                        (3,390)      (2,176)
-------------------------------------------------------------------------------
Net cash used in operating activities                   (6,834)      (2,529)
-------------------------------------------------------------------------------
Cash flows from investing activities:

  Acquisition of property, plant and equipment, net     (5,041)      (6,282)
  Capitalized software development costs                (9,117)      (9,534)
  Proceeds from sale of assets, net                         --       12,013
-------------------------------------------------------------------------------
Net cash used in investing activities                  (14,158)      (3,803)
-------------------------------------------------------------------------------
Cash flows from financing activities:

  Revolver borrowings, net                               2,822       11,435
  Proceeds from notes and mortgages                     20,700       14,679
  Principal payments on notes and mortgages             (3,197)     (18,898)
  Proceeds from issuing common stock                       791          380
  Payment of preferred stock dividends                  (1,343)      (1,350)
-------------------------------------------------------------------------------
Net cash provided by financing activities               19,773        6,246
-------------------------------------------------------------------------------
Effect of exchange rates on cash                           (94)         (91)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents               (1,313)        (177)
Cash and cash equivalents at beginning of period - (1)   3,790        3,757
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period - (1)        $2,477       $3,580
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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.         BASIS OF PRESENTATION

                In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the consolidated financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of June 30, 2000, the consolidated results of their operations for the three and nine months ended June 30, 2000 and 1999, and their cash flows for the nine months ended June 30, 2000 and 1999. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

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

NOTE 2.         INVENTORIES

                Inventories consist of (in thousands):

                                   June 30, 2000       September 30, 1999
                                   -------------       ------------------

                Raw materials        $   9,088             $   5,054
                Work-in-process          5,289                 1,732
                Finished goods          19,378                15,543
                                     ---------              --------
                                      $ 33,755              $ 22,329
                                      ========              ========

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3.         PROPERTY, PLANT AND EQUIPMENT

                Property, plant and equipment consists of (in thousands):

                                               June 30, 2000    Sept. 30, 1999
                                               -------------    --------------

                Land                              $   1,753       $   1,775
                Buildings and improvements           30,091          30,280
                Test equipment, fixtures
                 and field spares                    56,177          54,460
                Machinery and equipment              59,609          58,099
                                                   --------        --------
                                                    147,630         144,614
                Less:  accumulated depreciation     117,294         111,935
                                                   --------        --------
                                                   $ 30,336        $ 32,679
                                                   ========        ========


NOTE 4.         CAPITALIZED SOFTWARE DEVELOPMENT COSTS

                The accumulated amortization of capitalized software development costs amounted to $15,827,000 and $18,065,000 at June 30, 2000 and September 30, 1999, respectively. The reduction reflects the write-off of fully amortized capitalized software in accordance with the Company's accounting policy.

NOTE 5.         LONG-TERM DEBT

                Long-term debt consists of (in thousands):

                                            June 30, 2000    September 30, 1999
                                            -------------    ------------------

                Revolving credit facility     $ 17,933            $ 15,111
                Notes payable                   36,948              18,543
                7 3/4% convertible senior
                  subordinated debentures        3,000              25,000
                Real estate mortgages            9,729              10,411
                                              --------             --------
                                                67,610              69,065
                Less:  current portion           7,392               4,533
                                              --------             --------
                                              $ 60,218            $ 64,532
                                              ========             ========

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5. LONG-TERM DEBT (continued)

                Expansion of Credit Facility and Receipt of Proceeds

                On May 14, 1999, the Company entered into a three-year $40.0 million loan and security agreement with Foothill Capital Corporation (the "Loan Agreement"). The Loan Agreement was comprised of $15.0 million in term loans and a $25.0 million (maximum value) revolving line of credit. Monthly principal payments on the term loans in the amount of $312,000 commenced June 1, 2000. At any point in time, up to a maximum of $3.0 million of the outstanding term loan balance is convertible into the Company's common stock at a conversion price of $5.00 per share.

                On December 30, 1999, the Company expanded its credit facility to $70.0 million, as compared to the previous $40.0 million agreement. The $30.0 million increase is comprised of a $20.0 million term loan (proceeds received on December 31, 1999) and a $10.0 million increase in the revolving line of credit portion of the credit facility. The expansion results in a $70.0 million credit facility ("New Loan Agreement") comprised of $35.0 million in term loans and a $35.0 million (maximum value) revolving line of credit.

                In addition, a financial covenant of the New Loan Agreement requires that stockholders' equity, as defined, must equal or exceed $10.0 million. At June 30, 2000, such stockholders' equity was $18.4 million. In addition, on July 31, 2000 the Company sold $5.0 million of preferred stock which, after expenses, would bring such stockholders' equity on a pro forma basis to $23.3 million.

                The new $20.0 million term loan bears interest at the higher of 13.5% or the prime rate of interest plus 5.0% (on June 30, 2000, the applicable prime rate of interest was 9.5%), payable monthly. Commencing in March 2001, quarterly principal payments in the amount of $1.0 million become payable, and the new term loan is due and payable in full upon termination or expiration of the New Loan Agreement. Up to a maximum of $4.0 million of this new term loan balance is convertible into the Company's common stock at a conversion price of $9.00 per share.

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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5.         LONG-TERM DEBT (continued)

                Under this formula, at June 30, 2000, the Company would have been able to borrow up to $27.3 million. Borrowings outstanding on the line of credit amounted to $17.9 million and $15.1 million at June 30, 2000 and September 30, 1999, respectively.

                Most assets of the Company, including accounts receivable, inventories and property, plant and equipment are pledged as collateral under the New Loan Agreement. Interest on revolver borrowings is payable monthly at the greater of prime plus 0.625%, or 7.0% per annum. The applicable prime rate was 9.5% at June 30, 2000.

                Conversion of Debentures into Equity

                In the first six months of fiscal 2000, $22.0 million of the $25.0 million in 7 3/4% Convertible Debentures ("Debentures") outstanding at September 30, 1999 were converted into and exchanged for common stock, thereby reducing outstanding indebtedness and increasing stockholders' equity by approximately $22.0 million and $21.2 million, respectively. The increase in stockholders' equity is comprised of approximately $24.4 million of equity securities issued less non-cash charges of $2.4 million for debt conversion expense (discussed below) and $0.8 million of deferred debenture offering costs which were charged to paid-in capital. Annual interest expense savings resulting from the conversions will approximate $1.7 million.

                In various separate, unsolicited and negotiated transactions, the Company issued an aggregate of 4,110,600 shares of common stock in exchange for the $22.0 million of Debentures referenced above, as compared to 3,772,938 shares issuable under the original debenture conversion terms. Issuance of the incremental 337,662 shares resulted in a non-cash charge of $2.4 million for debt conversion expense during the nine-month period ended June 30, 2000.

                After giving effect to these conversions, outstanding Debentures amounted to $3.0 million at June 30, 2000.

                Real Estate Mortgages

                As of June 30, 2000, the Company had $9.1 million in mortgages outstanding with one lending group on its previous Corporate headquarters property, which is currently

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5.         LONG-TERM DEBT (continued)

                vacant and available for sale, and its Naugatuck, Connecticut property, where its VITAL Network Services main offices and its manufacturing operations are located. To maintain compliance with the covenant requirements of these mortgage agreements if the building is not sold, the Company intends to raise additional equity capital or take other initiatives on or before October 2, 2000.

                Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 1999 for further disclosures applicable to the outstanding indebtedness of the Corporation.

NOTE 6.         RESTRUCTURING AND OTHER CHARGES AND LOSS CONTINGENCY

                The three- and nine-month periods ended June 30, 2000 include a charge of $2.0 million, or $0.08 per share, for uncollectible lease receivables and related costs attributable to a customer bankruptcy.

                Litigation regarding the Company's legal right to take title and possession of the equipment under lease is currently in process. The Company intends to litigate the case vigorously and feels it will ultimately be successful in recovering its equipment. However, if the Company is not successful in its efforts to take title and physical possession of such equipment, the Company could realize an additional charge of up to an estimated $2.1 million.

                The Company recorded a $500,000 charge for restructuring of operations in the first fiscal quarter ended December 31, 1999 for severance costs associated with the decision to outsource manufacturing operations. Refer to the Company's consolidated financial statements and related notes thereto filed with Form 10-K for the fiscal year ended September 30, 1999 for discussion of restructuring of operations charges recorded in fiscal 1999.

NOTE 7.         SALE OF TECHNOLOGY ALLIANCE GROUP  DIVISION

                On December 30, 1998, the Company sold the assets of its Technology Alliance Group ("TAG") division. The sale resulted in a pre-tax gain of approximately $9.0

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7.         SALE OF TECHNOLOGY ALLIANCE GROUP  DIVISION (continued)

                million, or $0.41 per share, in the nine-month period ended June 30, 1999 and generated cash proceeds, net of expenses, of approximately $12.0 million. Technology licensing revenues from the sold division, included in "other revenue," amounted to $1,115,000 in the nine-month period ended June 30, 1999 (no licensing revenue was recognized in the quarter ended June 30,
                1999).

NOTE 8.         SEGMENT INFORMATION - INTERIM DISCLOSURES

                The Company reorganized in December 1998, creating distinct and independently managed Strategic Business Units ("SBUs") for specified groups of products and services. Each SBU has been identified as a reportable segment, as summarized below:

                    - Broadband Systems Division ("BSD")
                    - Network Access Division ("NAD")
                    - VITAL Network Services, L.L.C. ("VITAL")
                    - DataComm Leasing Corporation

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

                For additional information, including a description of the type of business conducted by each respective SBU, refer to Note 11 in the Company's consolidated financial statements filed with Form 10-K for the fiscal year ended September 30, 1999.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 8.         SEGMENT INFORMATION - INTERIM DISCLOSURES (continued)

                The tables below present financial performance information by reportable segment (in thousands):

                                       Three Months Ended   Nine Months Ended
                                           June 30,             June 30,
                                      -----------------     -------------------
                                        2000      1999      2000         1999
                                      -----------------     -------------------

Revenue:
  Network Access Division             $14,038   $15,952     $46,445     $44,125
  Broadband Systems Division           13,346    14,269      45,403      40,601
  VITAL Network Services, L.L.C.       13,004    11,112      35,577      34,565
  DataComm Leasing Corporation            773     1,036       2,703       3,159
  Other                                    --        --          --       1,115
                                      -------   -------    --------    --------
    Total                             $41,161   $42,369    $130,128    $123,565
                                      =======   =======    ========    ========
Operating Income (Loss):
  Network Access Division             $   338   $ 1,685    $  3,037    $   (257)
  Broadband Systems Division           (9,452)   (7,721)    (19,921)    (24,874)
  VITAL Network Services, L.L.C.          915     1,092       1,770       4,518
  DataComm Leasing Corporation            568       831       2,069       2,394
  Other                                    --        --          --         420
                                      --------  -------    ---------   --------
    Total                             $(7,631)  $(4,113)   $(13,045)   $(17,799)
                                      ========  =======    =========   ========


     The Broadband Systems Division results for the three- and nine-month periods ended June 30, 2000 include a charge of $2.0 million for uncollectible lease receivables and related costs attributable to a customer bankruptcy. Refer to Note 6, "Restructuring and Other Charges and Loss Contingency," for further discussion. Reconciliations of operating loss, as reported above, to consolidated loss before income taxes are summarized below:

Operating loss, per above             $(7,631)  $(4,113)   $ (13,045)  $(17,799)
Capitalized software activity, net        171        --          262        362
General corporate expenses             (1,309)   (1,009)      (3,432)    (3,014)
Restructuring of operations                --        --         (500)    (2,000)
Debt conversion expense                    --        --       (2,403)       --
Gain on sale of assets                     --        --           --      9,001
Other expense                          (2,125)   (1,752)      (5,845)    (4,551)
                                       -------   -------   ---------   --------
Loss Before Income Taxes             $(10,894)  $(6,874)   $ (24,963)  $(18,001)
                                     =========  ========   ==========  =========

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

                The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                    Three Months Ended      Nine Months Ended
                                        June 30                  June 30
                                    ------------------------------------------
                                    2000        1999         2000        1999
                                    ------------------------------------------
   Numerator:
     Net loss                      $(11,394)   $(7,074)    $(26,163)  $(18,701)
     Preferred stock dividends         (443)      (450)      (1,343)    (1,350)
                                   ---------   --------    --------   ---------
     Numerator for basic and
      diluted loss per share -
      loss applicable to common
      stockholders                 $(11,837)   $(7,524)    $(27,506)  $(20,051)
                                   =========   ========    =========  =========

   Denominator:
     Denominator for basic and
      diluted loss per share -
      weighted average
      shares outstanding             26,463     21,918      24,840     21,819
                                   --------   ---------    --------   --------
   Basic and diluted loss per
     share                         $  (0.45)  $  (0.34)    $ (1.11)   $ (0.92)
                                   =========  =========    ========   ========


The net loss reported for the three months ended June 30, 2000 includes a charge of $2.0 million, or $0.08 per share, for uncollectible lease receivables and related costs attributable to a customer bankruptcy. The net loss reported for the nine months ended June 30, 2000 includes the $2.0 million (or $0.08 per share) charge referenced above, a restructuring charge of $0.5 million (or $0.02 per share) and debt conversion charges of $2.4 million (or $0.10 per share). The net loss reported for the nine months ended June 30, 1999 includes restructuring charges of $2.0 million (or $0.09 per share) and a gain on the sale of assets of $9.0 million (or $0.41 per share).

Outstanding securities (not included in the above computations because of their dilutive impact on reported loss per share) which could potentially dilute earnings per share in the future include convertible debentures, convertible preferred stock, employee stock options and warrants. For additional disclosure information, including conversion terms, refer to Notes 7, 10 and 12, respectively, in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 1999. Separately, refer to Note 11 of this report for discussion of $5.0 million of convertible preferred stock issued subsequent to June 30, 2000.

                        GENERAL DATACOMM INDUSTRIES, INC.
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9.         EARNINGS (LOSS) PER SHARE (continued)

                Weighted average employee stock options outstanding during the nine months ended June 30, 2000 approximated 4,035,000 shares, of which 674,000 would not have been included in diluted earnings per share calculations for the nine months ended June 30, 2000 (if the Company reported net income for the referenced period) because the effect would be antidilutive.

NOTE 10.        COMPREHENSIVE LOSS

                The following table sets forth the computation of comprehensive loss:

                                                     (in thousands)
                                         Three Months Ended    Nine Months Ended
                                           June 30,                 June 30,
                                         ------------------    -----------------
                                         2000         1999     2000        1999
                                         ------------------    -----------------
      Net loss                         $(11,394)  $(7,074)   $(26,163) $(18,701)
      Other comprehensive loss,
      net of tax:
        Foreign currency translation

         adjustments                       (978)      (93)     (1,854)     (757)
                                       ---------  --------   --------- ---------
      Comprehensive loss               $(12,372)  $(7,167)   $(28,017) $(19,458)
                                       =========  ========   ========= =========


NOTE 11.        SUBSEQUENT EVENT

                On July 31, 2000, the Company sold 200,000 shares of 5% Cumulative Convertible Preferred Stock ("Preferred Stock") for $5,000,000 to two accredited investors in a negotiated private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Preferred Stock is convertible into one million shares of common stock at $5.00 per share, or five shares of common stock for each share of preferred stock.

                The Company has the option to convert the Preferred Stock into common stock if the market price of the Company's common stock exceeds 125% of the conversion price, or $6.25 per share, for a specified period, and has the right to redeem the Preferred Stock at original issue price (par) in the event certain transactions of $50,000,000 or more are effected by the Company and a registration

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 11.        SUBSEQUENT EVENT (continued)

                statement is in effect covering the common stock. Separately, the Preferred Stock will automatically be converted into common stock on July 31, 2002, unless extended, if a registration statement is not timely filed or kept effective. Dividends are payable quarterly, at the option of the Corporation, in common stock or cash.

                The conversion price could potentially be adjusted downward at six predetermined reset dates commencing on January 31, 2001, and each three months thereafter, if the average closing price of the Company's common stock during the ten trading days preceding such predetermined dates falls below the conversion price then in effect. An additional reset date is possible if the Company's net worth falls below a certain formula as of September 30, 2000. However, in no event can the conversion price drop below a point where the Preferred Stock would be convertible into more than 19.999% of the common stock shares outstanding, excluding Class B stock and treasury shares.

                The Company also issued warrants for the investors to purchase an additional 200,000 shares of common stock at $5.75 per share. Such warrants expire in five years. The Company has the right to redeem such warrant shares two years after issuance for $.01 per share if the common stock market price exceeds 200% of the exercise price then in effect for 20 trading days out of 30 consecutive trading days and the holder does not exercise the warrant by the date fixed for redemption. The Company has agreed to register the underlying shares of the common stock.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Summary Highlights

The Company's service business unit, VITAL Network Services, L.L.C., generated record level quarterly revenues. Service revenues for the current quarter grew 17.0% as compared to the same quarter one year ago and 14.3% sequentially from the preceding quarter. However, current quarter product revenues and financial results were unfavorably impacted by a major customer becoming insolvent in the quarter. The resulting effect on the quarter was a shortfall in product shipments (down 9.3% from the same quarter one year ago and 5.9% sequentially from the preceding quarter) and a one-time charge of $2.0 million for uncollectible lease receivables and related costs.

Total revenues for the nine months ended June 30, 2000 reflect growth of $6.6 million, or 5.3%, from fiscal 1999. In addition, the Company's reported net loss, excluding unique one-time items, was narrowed to $(21.3) million for the nine months ended June 30, 2000 as compared to $(25.7) million for the corresponding period of fiscal 1999, an improvement of $4.4 million, or 17%.

In December 1999 the Company improved its access to working capital resources by expanding its credit facility to $70.0 million, as compared to $40.0 million at September 30, 1999, an increase of $30.0 million, or 75%. In addition, $22.0 million of the $25.0 million in Convertible 7 3/4% Debentures ("Debentures") outstanding at September 30, 1999 have been converted into and exchanged for common stock, thereby reducing outstanding indebtedness and increasing stockholders' equity. In addition to improving the Company's financial position, the Debenture reductions will result in interest expense savings of approximately $1.7 million annually. Furthermore, on July 31, 2000, the Company sold $5.0 million of convertible preferred stock.

On June 26, 2000, the Company announced that it had retained CIBC World Markets Corp. to advise the Company in evaluating its strategic and financial alternatives. A major focus of the relationship will include assistance in defining strategic and financial objectives and implementating strategic initiatives to achieve these objectives.

Results of Operations

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                                        Three Months Ended    Nine Months Ended
                                              June 30,              June 30,
                                         ----------------     -----------------
                                          2000      1999      2000        1999
                                         ----------------     -----------------
Revenues:
    Net product sales                     66.5%     71.2%     70.6%     67.8%
    Service revenue                       31.6      26.2      27.3      28.0
    Other revenue                          1.9       2.6       2.1       4.2
                                          ------   ------     -----    ------
                                         100.0     100.0     100.0     100.0
Cost of revenues                          59.8      55.6      57.9      54.8
                                         ------    ------    -----     ------
Gross margin                              40.2      44.4      42.1      45.2
Amortization of capitalized
  software development costs               7.0       7.1       6.8       7.4
Selling, general and administrative       36.8      34.3      34.3      37.2
Research and product development          12.9      15.1      11.9      17.2
                                         ------    ------    -----     ------

Operating loss before unique charges     (16.4)    (12.1)    (10.9)    (16.6)

Restructuring and other charges            4.9        --       1.9       1.6
                                         -------   ------    ------    -------

Operating loss                           (21.3)%   (12.1)%   (12.8)%   (18.2)%
                                         -------   ------    ------    ------

Net loss excluding unique items*         (22.8)%   (16.7)%   (16.3)%   (20.8)%
                                         -------   ------    ------    -------

Net loss                                 (27.7)%   (16.7)%   (20.1)%   (15.1)%
                                         =======   ======    ======    =======
--------------------
*Unique items are comprised of the write-down of lease receivables due to a customer bankruptcy, restructuring charges, debt conversion expense and gain on sale of assets.

Consolidated Results

Revenues: Current quarter revenues were down $1.2 million, or 2.9%, as compared to the corresponding quarter of fiscal 1999. Product revenues were down $2.8 million, or 9.3%, service revenues were up $1.9 million, or 17%, and other revenues were down $0.3 million, or 27%. For reasons cited above, the Company had anticipated higher product sales from its Broadband Systems Division.

Year-to-date revenues for the nine months ended June 30, 2000 were up $6.6 million, or 5.3%, as compared to the first half of fiscal 1999. Product revenues were up $8.0 million, or 9.6%; service revenues were up $1.0 million, or 2.9%; and other revenues were down $2.5 million, or 46.9%.

All three operating business units (Broadband Systems Division, Network Access Division and VITAL Network Services) registered revenue growth year-over-year. The decline in "other revenues" relates principally to a division that was sold in fiscal 1999 ($1.1 million), to contract development revenue in fiscal 1999 that did not repeat in fiscal 2000 ($0.8 million), and lower leasing revenues ($0.5 million).

Geographically, international product revenues amounted to 39% and 50% of consolidated revenues for the three- and nine-month periods ended June 30, 2000, respectively, as compared to 46% and 51% for corresponding periods of fiscal 1999.

Gross Margins: Gross margins, measured as a percent of revenue and excluding capitalized software amortization, were down 4.2 percentage points and 3.1 percentage points for the three and nine months ended June 30, 2000, respectively, as compared to the corresponding periods one year ago. Although both product and service margins contributed to the overall margin declines, the primary reason for the overall decline was due to revenue mix, with a decline in higher margin product sales being offset with increases in lower margin service business.

Amortization of capitalized software amounted to $2.9 million and $3.0 million in the quarters ended June 30, 2000 and 1999, respectively; year-to-date amortization of capitalized software amounted to $8.9 million and $9.2 million in the nine-month periods ended June 30, 2000 and 1999, respectively.

Operating Expenses: The Company's fiscal 1999 restructuring efforts have resulted in a reduction in the Company's operating expenses. Specific Company restructuring actions impacting current year results include: (1) the December 1998 reorganization into three distinct business units with increased operating autonomy (refer to Note 6, "Restructuring and Other Charges and Loss Contingency," in this quarterly report and Note 2, "Restructuring of Operations," in the Company's consolidated financial statements filed with Form 10-K for the fiscal year ended September 30, 1999 for further discussion); and
(2) the shutdown of a non-strategic remote technology center in England in July 1999.

Operating expenses were down $0.5 million, or 2.2%, for the quarter ended June 30, 2000 as compared to same quarter one year ago, reflecting the net impact of a $0.6 million, or 4.5%, increase in selling, general and administrative expenses and a $1.1 million, or 17.2%, reduction in research and development expense. The increase in selling, general and administrative expense principally reflects a strategic investment in the systems and people infrastructure of VITAL Network Services to position the business unit for future growth. The reduction in research and development expense reflects the shutdown of a non-strategic remote technology center in England in July 1999 and cost reductions resulting from more defined and focused development programs.

Year-to-date operating expenses (excluding restructuring charges) for the nine months ended June 30, 2000 were down $7.0 million, or 10.4%, as compared to the nine months ended June 30, 1999. The reduction is comprised of a $1.3 million, or 2.8%, reduction, in selling, general and administrative expenses and a $5.7 million, or 26.9%, reduction in research and development expense. The selling, general and administrative reduction principally reflects headcount and other related cost reductions resulting from the Company's December 1998 reengineering of its sales and marketing strategy, including an increased focus on sales activity through distributors and other channels, a reduced focus on direct-sell activity and more productive marketing initiatives. Such cost reductions were partially offset with an increased investment in VITAL's infrastructure, as discussed above. The reduction in research and development expense reflects the shutdown of a non-strategic remote technology center in England in July 1999, the sale of a non-strategic division and reduced costs associated with more defined and focused development programs.

The Company continues to channel a high percentage of its revenues into new product development. Gross research and development spending for the nine months ended June 30, 2000 amounted to $24.4 million, or 18.7% of revenue. Such spending is, however, being closely monitored by the Network Access Division's and Broadband Systems Division's management teams. The strategy of both business units has been to significantly reduce or eliminate development activities targeted at sustaining legacy products, to limit the investment of new funds into projects considered to have only the highest likelihood of success and to use outside development engineers to complement internal development activities, all in an effort to focus development efforts and improve productivity.

Restructuring of Operations: The Company recorded restructuring charges of $0.5 million and $2.0 million in the six months ended March 31, 2000 and 1999, respectively. Refer to Note 6, "Restructuring and Other Charges and Loss Contingency," for further discussion.

Interest Expense and Other Income and Expense: Interest expense amounted to $2.3 million and $1.8 million for the quarters ended June 30, 2000 and 1999, respectively, and $6.4 million and $5.0 million for the nine months ended June 30, 2000 and 1999, respectively. The increases are attributable to higher levels of outstanding borrowings, a higher rate of interest (prime plus 5%) payable on the Company's new $20.0 million term loan received in December 1999 and the effect of increases in the prime rate of interest on the Company's other floating rate debt.

Fiscal year 2000 other expense includes non-cash charges for debt conversion expense; such charges amounted to $2.4 million (or $0.10 per share) for the nine-month period ended June 30, 2000. Details regarding the debt-to-equity conversions, which increased stockholders' equity and reduced outstanding indebtedness by approximately $22.0 million during the nine months ended June 30, 2000, are discussed in Note 5, "Long-Term Debt."

Prior year "other income" includes a gain of $9.0 million, or $0.41 per share, from the sale of assets of a division. Refer to Note 7, "Sale of Technology Alliance Group Division," for further discussion.

Income Taxes: Tax provisions recorded by the Company, principally for foreign income and domestic state taxes, amounted to $500,000 and $200,000 in the quarters ended June 30, 2000 and 1999, respectively, and $1,200,000 and $700,000 in the nine-month periods ended June 30, 2000 and 1999, respectively. The Company has significant federal net operating loss carryforwards available to offset future federal income tax liabilities. However, based on the uncertainty of the ultimate realization of such carryforwards, no net deferred tax asset (or related deferred tax benefit) has been recorded in the Company's consolidated financial statements.

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

Network Access Division ("NAD")

NAD's current quarter operating income amounted to $0.3 million as compared to $1.7 million in the same quarter one year ago. Revenues were down $(1.9) million, or 12%, which drove the operating income reduction. Revenues were impacted by lower sales of legacy analog products, principally in Canada, offset in part with higher sales of newer products in domestic markets.

NAD's year-to-date operating income amounted to $3.0 million as compared to an operating loss of $(0.3) million in the first nine months of fiscal 1999. The $3.3 million turnaround and improvement reflects the net effect of revenue growth of $2.3 million, or 5.3%, resulting gross margin growth of $0.4 million, and operating expense reductions of $2.9 million, or 13.7%. NAD's revenue growth was achieved primarily in the domestic marketplace offset in part by lower shipments of legacy products in Canada. NAD's operating expense reductions are primarily the result of the Company's restructuring plan (executed in December
1998), which included a strategy to reduce selling costs by selling through distributors and other indirect channels.

Broadband Systems Division ("BSD")

BSD's current quarter operating loss before unique items amounted to $(7.5) million as compared to $(7.7) million in the same quarter one year ago, an improvement of $0.2 million, with operating expense reductions of $1.3 million, or 8.6%, offset in part by a reduction in revenues of $(0.9) million, or 6.5%. Revenues were impacted negatively by the insolvency of a major customer.
Operating expense reductions reflect the combined impact of the Company's restructuring plan executed in December 1998 and the shutdown of a non-strategic remote technology center in England in July 1999.

BSD's operating loss for the nine months ended June 30, 2000 amounted to $(17.9) million as compared to $(24.9) million for the corresponding period of fiscal 1999, an improvement of $5.0 million, or 19.9%. The improvement reflects the net effect of revenue growth of $4.8 million, or 11.8%, resulting margin growth of $1.5 million, and operating expense reductions of $5.5 million, or 12.0%. Revenue growth was achieved in both the domestic and international marketplace. The operating expense reductions resulted from the actions referenced above.

VITAL Network Services, L.L.C. ("VITAL")

VITAL's service revenue amounted to $13.0 million and $11.1 million in the quarters ended June 30, 2000 and 1999, respectively. VITAL's current quarter operating income amounted to $0.9 million as compared to $1.1 million in the same quarter one year ago, a reduction of $0.2 million, or 16.2%. The results include the impact of increased spending for strategic investments in the division's systems and people infrastructure in an effort to position the business unit for future growth.

VITAL's trends for the nine months ended June 30, 2000 are consistent with those in the quarter as noted above. Service revenue amounted to $35.6 million and $34.6 million in the nine-month periods ended June 30, 2000 and 1999, respectively, an increase of $1.0 million, or 2.9%. VITAL's year-to-date operating income amounted to $1.8 million as compared to $4.5 million in the corresponding period one year ago, a reduction of $(2.7) million.

DataComm Leasing Corporation

DataComm Leasing Corporation ("DLC") offers BSD and NAD customers the opportunity to lease rather than purchase products. Most of DLC's leases are with BSD customers due to the more expensive nature of BSD products and customers' desire to finance such equipment through leases.

DLC's operating income, derived from both operating and finance lease activities, amounted to $0.6 million and $0.8 million in the quarters ended June 30, 2000 and 1999, respectively; and $2.1 million and $2.4 million in the nine months ended June 30, 2000 and 1999, respectively.

Foreign Currency Risk

The Company's foreign subsidiaries are exposed to foreign currency fluctuations since they are invoicing customers in local currencies while liabilities for product purchases from the parent Company are transacted in U.S. dollars. The impact of foreign currency fluctuations on these U.S. dollar-denominated liabilities is recorded as a component of "Other Income and Expense" in the Company's consolidated statements of operations. Such activity resulted in net currency exchange gains of $280,000 and $42,000 for the quarters ended June 30, 2000 and 1999, respectively, and $644,000 and $311,000 for the nine-month periods ended June 30, 2000 and 1999, respectively.

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

Interest Risk

For discussion applicable to interest risk, reference is made to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 1999, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, under the caption "Interest Risk."

Liquidity and Capital Resources

Future cash requirements are planned to be satisfied from a combination of cash balances ($2.5 million at June 30, 2000), borrowings available under the Company's $35 million maximum value revolving line of credit ($8.3 million available at June 30, 2000 - see further discussion below), proceeds from the sale of $5.0 million of preferred stock on July 31, 2000 and, if necessary, alternate financing sources. Alternative financing sources include, among other items, the sale of assets, technologies, existing businesses and/or the Company's common and preferred stock, and the sale or discounting of customer leases.

On December 30, 1999, the Company expanded its credit facility to $70.0 million, as compared to $40.0 million at September 30, 1999. The $30.0 million increase is comprised of a $20.0 million term loan and a $10.0 million increase in the revolving line-of-credit portion of the credit facility. The expansion results in a $70.0 million credit facility comprised of $35.0 million in term loans and a $35.0 million (maximum value) revolving line of credit (New Loan Agreement). Refer to Note 5, "Long-Term Debt," for a detailed discussion of the New Loan Agreement and the terms thereof.

To further improve the Company's financial position, $22.0 million of the $25.0 million in 7 3/4% Convertible Debentures ("Debentures") outstanding at September 30, 1999 were converted into and exchanged for common stock during fiscal 2000, thereby reducing outstanding indebtedness and increasing stockholders' equity. Outstanding Debentures, after such conversions, amounted to only $3.0 million at June 30, 2000, as compared to $25.0 million at September 30, 1999. In addition to improving the Company's financial position, the $22.0 million of Debenture reductions will result in interest expense savings of $1.7 million annually. Refer to Note 5, "Long-Term Debt," for further discussion.

In addition, on July 31, 2000, the Company generated cash proceeds and increased stockholders' equity in the amount of approximately $5.0 million from the sale of preferred stock. Refer to Note 11, "Subsequent Event," for further discussion.

Under the revolving line of credit portion of the Company's New Loan Agreement, availability of funds is subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories and the satisfaction of other financial covenants. Therefore, maximum funds available for borrowing under the revolving line of credit portion of the New Loan Agreement will fluctuate as sales and collections efforts affect accounts receivable balances. Such maximum availability amounted to $27.3 million at June 30, 2000. Borrowings outstanding on the Company's revolving line of credit amounted to $17.9 million and $15.1 million at June 30, 2000 and September 30, 1999, respectively. Separately, letters of credit reduce the availability of funds under the revolving line of credit; letters of credit in the amount of $1,043,000 and $267,000 were outstanding at June 30, 2000 and September 30, 1999, respectively.

Most assets of the Company, including accounts receivable, inventories and property, plant and equipment are pledged as collateral. Amounts outstanding on the revolving line of credit are payable in full upon termination of the New Loan Agreement.

Financial covenants of the New Loan Agreement require that the Company's reported stockholders' equity, excluding the impact of foreign currency translation adjustments occurring subsequent to March 31, 1999, equal or exceed $10.0 million. Such stockholders' equity, as defined, amounted to $18.4 million at June 30, 2000. (In addition, on July 31, 2000 the Company sold $5.0 million of Preferred Stock which would bring such stockholders' equity to $23.4 million at July 31, 2000 on a pro foma basis). Under terms of the New Loan Agreement, revolving line of credit availability could be reduced by $1.5 million or $3.5 million if such stockholders' equity, as defined, falls below $18.1 million or $15.0 million, respectively. Other covenants limit annual capital expenditures to $12.0 million. Violation of such covenants may result in limiting access to future borrowings and/or acceleration of payment requirements on outstanding borrowings.

Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the fiscal year ended September 30, 1999 for further disclosures applicable to all other outstanding indebtedness of the Corporation.

Operating

Net cash used in operating activities amounted to $6.8 million and $2.5 million in the nine-month periods ended June 30, 2000 and 1999, respectively, reflecting the impact of reported net losses (net of non-cash items) and other balance sheet fluctuations. Inventory growth accounted for cash consumption during the nine months ended June 30, 2000. The inventory growth is attributable to the cancellation of a $19 million order resulting from a customer bankruptcy, and to precautionary measures taken by the Company as it transitioned to fully outsource its manufacturing operations during the year. The Company anticipates a reduction in inventory to more historic levels in the quarter ended September 30, 2000 and beyond.

Non-debt working capital, excluding cash and cash equivalents, amounted to $22.9 million at June 30, 2000, as compared to $23.5 million at September 30, 1999.

Investing

Investments in property, plant and equipment amounted to $5.0 million during the nine months ended June 30, 2000 as compared to $6.3 million in the corresponding period one year ago. Approximately $600,000 of the prior year's capital investments were the result of an acquisition of a service business. Separately, investments in capitalized software amounted to $9.1 million and $9.5 million in the nine-month periods ended June 30, 2000 and 1999, respectively. All investment activity is targeted to satisfy minimum operating requirements and to embrace new undertakings with the greatest potential returns.

In the (prior year) nine months ended June 30, 1999, the Company generated $12.0 million in net proceeds from the sale of the Technology Alliance Group division, which was identified as a non-strategic entity by the Company's strategic business units. Refer to Note 7, "Sale of Technology Alliance Group Division," for further discussion.

Financing

Net cash provided by financing activities amounted to $19.8 million in the nine months ended June 30, 2000, comprised of $20.3 million of net borrowings, $0.8 million in proceeds received from the issuance of common stock pursuant to employee stock programs and the payment of $1.3 million in preferred stock dividends. This activity compares to $6.2 million of cash povided by financing activities in the nine months ended June 30, 1999, comprised of $7.2 million of net borrowings, $0.4 million in proceeds received from the issuance of common stock pursuant to employee stock programs and the payment of $1.4 million in preferred stock dividends.

Reference is made to Note 5, "Long-Term Debt," for a condensed summary of outstanding long-term debt as of June 30, 2000 and September 30, 1999, and discussion of new borrowing and debt reduction activities occurring during the nine months ended June 30, 2000.

In addition, reference is made to Note 11, "Subsequent Event," for detailed discussion regarding $5.0 million of Preferred Stock issued by the Company on July 31, 2000.

Future Adoption of New Accounting Statements

Reference is made to the consolidated financial statements filed with Form 10-K for the year ended September 30, 1999, Note 1, for discussion regarding future adoption of new accounting pronouncements. Additionally, the Company is currently in the process of reviewing the Securities and Exchange Commission Staff Accounting Bulletin Number 101 regarding revenue recognition issues. However, the Company does not anticipate any significant changes in its current revenue recognition policies.

Certain Risk Factors

Continuing Losses: The Company has sustained net losses for the past 23 quarters ended June 30, 2000. There can be no assurance as to when the Company will achieve net income.

Credit Availability: As noted above, the Company's New Loan Agreement requires compliance with specific financial covenants, including the requirement that reported stockholders' equity, as defined, equals or exceeds $10.0 million (such stockholders' equity, as defined, amounted to $18.4 million at June 30, 2000, and $23.4 million at July 31, 2000, on a proforma basis, after the sale of $5.0 million in Preferred Stock). Although not anticipated, should the Company ever fail to comply with the required covenants, or fail to comply with any other provisions of the New Loan Agreement which would result in a default, and a waiver or amendment is not obtained, the Company may be unable to borrow funds under such agreement. In such case the Company would be required to seek other financing to fund its operations, and there can be no assurance the Company will be able to obtain such financing or, if obtained, on terms deemed favorable by the Company. Furthermore, in the event the Company does default on its $70.0 million New Loan Agreement obligation, such default may result in a requirement to accelerate the due dates and payment of other outstanding indebtedness.

In addition, as discussed in Note 5, "Long-Term Debt," the Company intends to increase stockholders' equity by October 2, 2000 to satisfy the covenant requirements of certain mortgage agreements.

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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           PART II. OTHER INFORMATION




Item 6 -- Exhibits and Reports on Form 8-K

   a.  Exhibits

         None.

  b.  Reports on Form 8-K

        A Form 8-K, dated May 17, 2000, was filed on May 26, 2000 to announce the Company's termination of its agreement with Twister Communications Network, Inc. as a result of Twister's insolvency. Refer to Note 6, "Restructuring and Other Charges and Loss Contingency," for further discussion.

        In addition, a Form 8-K, dated July 31, 2000, was filed on August 9, 2000 to announce the Company's sale of 200,000 shares of Cumulative Convertible Preferred Stock for $5.0 million and the terms thereof. Refer to Note 11, "Subsequent Event," for further discussion.

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

                                         GENERAL DATACOMM INDUSTRIES, INC.
                                         --------------------------------
                                                   (Registrant)

                                         By:    /S/ WILLIAM G. HENRY
                                                --------------------
                                                William G. Henry
                                                Vice President, Finance and
                                                Principal Financial Officer


Dated:  August 14, 2000