Form 10-K
period 2000-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 2001-01-16
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000  Commission File number 1-8086

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

                                 (203) 758-1811
              (Registrant's telephone number, including area code)
                           --------------------------
          Securities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 2000:
                                  $28,654,809.

Number of shares of Common Stock and Class B Stock outstanding as of December 31, 2000:
                        27,516,096 Shares of Common Stock
                        2,057,103 Shares of Class B Stock

                      DOCUMENTS INCORPORATED BY REFERENCE:
                       -----------------------------------

Annual Report to  Stockholders  for the fiscal year ended September 30, 2000 for
Part II, Items 5, 6, 7 and 8. Company's Proxy Statement for the 2001 Annual Meeting of Stockholders for Part III, Items 10, 11, 12 and 13.

                        GENERAL DATACOMM INDUSTRIES, INC.

                                TABLE OF CONTENTS



PART I                                                               Page

Item 1.           Business                                              3

Item 2.           Properties                                           18

Item 3.           Legal Proceedings                                    18

Item 4.           Submission of Matters to a Vote of Security Holders  18

PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                  19

Item 6.           Selected Financial Data                              19

Item 7.           Management's Discussion and Analysis of
                  Results of Operations
                  and Financial Condition                              19

Item 8.           Financial Statements and Supplementary Data          19

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure               19

PART III

Item 10.          Directors and Executive Officers of the Registrant   20

Item 11.          Executive Compensation                               22

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management                                22

Item 13.          Certain Relationships and Related Transactions       22

PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                  23

                                     PART I

ITEM 1.         BUSINESS

General DataComm Industries, Inc. was incorporated in 1969 under the laws of the State of Delaware. Unless the context otherwise requires, the terms "Company" and "GDC" as used here and in the following pages mean General DataComm Industries, Inc. and its subsidiaries. In addition, in the following business discussion "ATM" refers to Asynchronous Transfer Mode cell switching technology, "LAN" refers to Local Area Network and "WAN" refers to Wide Area Network.

Business Conditions and Financial Plans

The Company's independent auditors have expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's financial statements. On January 5, 2001, the Company's primary lenders served the Company with a notice of default under the Company's loan and security agreement ("Loan Agreement") as a result of the Company's inability to provide such lenders with Company financial statements supported by an unqualified opinion issued by independent auditors. While such lenders have not terminated the revolving line of credit portion of the Loan Agreement, pursuant to which advances are still continuing, the lenders have reserved their right to declare such advances due and payable and/or limit the amount of such future advances, and have increased the interest rates on such advances and the outstanding term loans. There can be no assurance that the lenders will continue to make such advances or that they will not accelerate the maturity of amounts due under the Loan Agreement. Acceleration of such amounts may in turn result in the acceleration of maturity of debt owed to other creditors.

Since the Company does not currently have any alternative sources of operating funds, these matters raise substantial doubt about the Company's ability to continue as a going concern. Reference is made to Note 1, "Business Conditions and Financial Plans," to the consolidated financial statements presented in Item 8, "Financial Statements and Supplementary Data," for more detailed discussions, including risks and Company plans.

Overview

General DataComm Industries, Inc., based in Middlebury, Connecticut, is a worldwide provider of wide area networking and telecommunications products and services. The Company is focused on providing multiservice provisioning solutions using ATM switching and multiservice access products. The Company designs, assembles, markets, installs and maintains products and services that enable telecommunications common carriers, corporations, and governments to build, improve and more cost effectively manage their global telecommunications networks. In fiscal 1999, the Company completed a major reorganization of business operations that created three independent operating divisions in the form of the Broadband Systems Division, the Network Access Division and VITAL Network Services, L.L.C. (VITAL was established as a business unit in 1997). During fiscal 2000, the Company established the Mulitmedia Division ("MMD") as a fourth operating division (the Company plans to present separate financial performance information for MMD in fiscal 2001). Each of these groups have dedicated marketing, sales, engineering and finance components and are separated as distinct operating business units with separate general managers. Refer to "Company Strategy" below for further discussion.

The Company's products and services are marketed throughout the world. The Company sells and leases its products primarily to corporations, governments and common carriers (telephone and cable companies) through its own worldwide sales and service organizations as well as original equipment manufacturers (OEMs), system integrators, local distributor networks and value-added resellers. Internationally, GDC maintains subsidiary operations in Canada, the United Kingdom, Mexico, France, Singapore and Brazil. Sales and technical support offices are maintained in Japan, Hong Kong, China and Argentina. In total, the Company manages a worldwide distribution network with representatives in more than 60 countries. International operations represented approximately 46% of the Company's revenues in fiscal 2000 as compared to 48% in fiscal 1999. GDC's foreign operations are subject to all the risks inherent in international operations.

The Company's customer base includes: local exchange carriers, including all of the Regional Bell Operating Companies, Bell Canada and Verizon; alternative service providers including Cignal Global Communications; interexchange carriers including MCI Worldcom; corporate end users; government entities including the United States Air Force, New York City Transit Authority, Commonwealth of Kentucky and the U.K. Ministry of Defense; international communications carriers such as France Telecom and Telecom New Zealand; and suppliers of central office switching equipment such as Lucent Technologies and LM Ericsson.

No individual customer accounts for 10 percent or more of the Company's consolidated revenue.

The Company's executive offices are located at Park Road Extension, Middlebury, Connecticut, 06762-1299, and its telephone number is (203) 758-1811.

Company Strategy

Prior to December 1998, the Company operated with a horizontal structure with such functional organizations as marketing, sales and engineering operating across all product lines.

In December 1998, the Company restructured its operations into three distinct business units with increased operating autonomy and business focus. The Broadband Systems Division ("BSD") has responsibility for the development, marketing and sale of broadband telecommunication products, including ATM products; the Network Access Division ("NAD") has responsibility for the development, marketing and sale of access telecommunication products, including frame relay and DSL products; and VITAL Network Services, L.L.C. ("VITAL") which continues to offer a broad range of network services, including an expansion into professional network design and consulting services. Furthermore, during fiscal 2000 the Company established the Mulitmedia Division ("MMD") as a fourth operating division. MMD is responsible for the development, marketing and sale of broadband video product solutions for, among other things, distance learning, telemedicine and video conferencing, over broadband wide area ATM and next-generation Internet networks.

Each business unit is comprised of a general manager and dedicated marketing, sales, product development and finance functions ("Strategic Business Unit [SBU] management teams"). As a result, the business units are more focused on products, sales channels and technologies unique to each unit and are streamlined to maximize time-to-market, product performance and customer satisfaction. The SBU management teams have responsibility for their respective operating results.

To minimize the cost of certain support functions, including, among others, marketing services, information technology, specific finance functions, human resource management and facilities maintenance, such support operations are centralized and provide their respective services to all business units.

Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for detailed discussion of the Company's (and each division's) performance.

Detailed discussion of each division's operations follows below. In addition, financial performance by reportable operating segment and other geographical information presented on a consolidated basis is included in Note 12 of the Notes to Consolidated Financial Statements. See "Index to Financial Statements and Schedules" on page F-1 in this report.

As part of the Company's new business strategy, it has sold, is holding for sale and/or closed operations not considered strategic to the four business units discussed above. Refer to the "Partnering/Divestiture Strategy" discussion below for additional discussion.

In November 2000, the Company reduced its workforce by approximately 100 persons. Furthermore, in January 2001, the Company restructured its operations to consolidate its BSD and NAD operating units, eliminate all duplicate and non-critical positions within the Company and improve cash flows. The January 2001 restructuring is expected to result in an incremental workforce reduction of approximately 200 persons. VITAL Network Services and the Multimedia Division remained in place as separate business units.

Broadband Systems Division

The Broadband Systems Division ("BSD" or "the Division") has concentrated its efforts on providing integrated networks utilizing ATM multiplexing and switching products to construct global networks offering converged data, voice and video communications. BSD's broadband networking products provide an advanced, multiservice architecture for wide area networking solutions to public network operators, governments and enterprises worldwide.

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

BSD's strategy of providing integrated solutions to its customers rests upon:

     Providing Cost-Effective Flexible Product Solutions. The Division's trademark product families (GDC APEX(R), NexEra(TM) and ProSphere(R)) are designed with architectures that scale to meet the differing size, performance and cost demands encountered in its potential customer base. Customers select products which are most appropriate to their current needs and may easily migrate to higher capacity products over time. Standardization of the network management suite across all product families allows the end-user to utilize a single network management system providing value-added capabilities such as configuration, alarm reporting, route planning, provisioning and advanced service restoral options.

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

Broadband Division Product Suite

ATM Products: To address the needs of its target customers, the Division offers several product solutions designed to provide a flexible and cost-effective on-ramp into the broadband environment. The GDC APEX(R) range of systems enables companies to address network requirements for data, compressed video and compressed voice in a multi-service environment with switching and multiplexing speeds from 1.6Gbps to 6.4Gbps. Existing APEX(R) product family deployment applications are diverse and include, among others, broadband distance learning, packet voice telephony, the provisioning of ATM, frame relay and private line circuits, and telemetry for defense and space applications. The ProSphere(R) family of network management products offers a unique and innovative programmable environment such as an all-JAVA client/server interface and a CORBA inter-process communications agent. Both of these features are designed to promote standards-based open interfaces for third parties to utilize, and to enable easier integration into a network operator's provisioning, monitoring and alarm systems.

Multimedia Products: The BSD also offers its customers a comprehensive line of multimedia products developed by the Company's Multimedia Division ("MMD"). The multimedia product family consists of the MAC 500 and VIP IV MPEG-2 module for GDC APEX ATM-access platforms and the MMS multimedia server, which provides scheduling and service provisioning capabilities.

The MAC 500 is an innovative award-winning video-centric access concentrator that provides high-quality MPEG-2 video and audio as well as IP connectivity over ATM networks. It enables full-motion, low-latency video and CD-quality audio. Refer to the "Multimedia Division" section below for further discussion regarding specific award-winning video product offerings of the MMD, all of which the BSD offers for sale to its customers.

With the establishment of the new Multimedia Division in fiscal 2000, primary responsibility for these multimedia products was transitioned from the Broadband Systems Division to the Multimedia Division in late fiscal 2000. As noted above, however, the BSD will continue to be one of various sales channels for the MMD. Refer to the "Multimedia Division" section below for further discussion regarding the MMD multimedia products which the BSD offers for sale to its customers.

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

Broadband Division Sales and Marketing

BSD's products are sold throughout the world using various channels to market, including: a dedicated U.S. sales force; international subsidiary operations in Canada, Mexico, the United Kingdom, France, and Brazil; and indirect sales through an international distributor network, original equipment manufacturers ("OEMs"), value-added resellers, system integrators and alternate service providers.

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

The Company believes it has a leading position in the multi-service voice, data and video switch market, including the respective technology. The following organizations have deployed GDC's broadband products extensively in their wide-area networks: Telekom Austria, France Telecom, KPN Netherlands PTT, Slovakia Telecom, Telefonica Spain, Telia Sweden, Energis Carrier Services, NASA, U.S. Air Force, Mayo Clinic, Burlington Northern Santa Fe Railroad, Telus (Canada), and Cignal Global Communications. Several of these entities have deployed almost 300 GDC APEX(R) switches into their networks, creating some of the largest public switched ATM networks in existence. The Division's products were sold to some of the referenced customers through Lucent Technologies and LM Ericsson.

The Division had three customers which individually accounted for more than 10 percent of its revenue in fiscal 2000; in total such customers accounted for approximately 48 percent of the Division's fiscal 2000 revenue.

Value of the Broadband Division's Solutions

Numerous operators have deployed GDC broadband switches as their platform for provisioning new, differentiated data communications services. As a leading proponent and early provider of standards based AAL2 voice over ATM packet solutions, the Company's BSD division has established a presence in several of the largest voice-over-packet networks in the world, including a number of U.S. government agencies which have deployed the Division's products for mission-critical applications in military, security and space applications. During fiscal 2000, the division initiated product development programs on a new range of broadband packet telephony systems to operate as media gateway platforms between the circuit switched and packet environments in next-generation packet telephony and data networks.

These products are expected to become available during the second half of 2001.

The Company believes its family of broadband switches have the following competitive advantages:

|X| Scalability, allowing a customer to construct a multi-tiered switch network that scales in price and performance  and  offers  multiple services over one platform;
|X| Flexibility, providing the customer with comprehensive interfaces and adaptation capabilities;
|X|      Traffic  management  architecture,   providing  networks  with  traffic
         policing, traffic shaping, traffic prioritization and buffer management capabilities second to none;
|X| Switched virtual circuits, dynamically establishing voice, data and video connections on an end-to-end basis;
|X|      Standards-based  compressed voice and MPEG2 video.

Selling prices vary directly with the size and complexity of the systems being ordered.

In addition to the pursuit on brand new customer opportunities, the Division continues to pursue TDM to ATM migration strategy with existing customers. This allows BSD to address its existing TDM customer base with an appropriate forward-looking technical evolution. In corporate backbone environments requiring broadband speeds and services, GDC APEX(R) switches can be used. The TMS 3000 and OCM can feed into the APEX switch enabling the Division to offer an integrated networking solution which scales from small remote or branch locations into regional wideband backbones and ultimately into ATM-based broadband backbones.

BSD Research and Development

The Division has significant ongoing engineering programs for product improvement and new product development. Gross expenditures for research and development activities amounted to $24.9, $29.9 and $32.2 million for fiscal 2000, 1999, and 1998, respectively.

BSD Competition

All segments of the telecommunications and networking industries are intensely competitive. Many of the participants in the networking industry including, among others, Nortel Networks, Cisco Systems, Siemens, Marconi Communications and Alcatel, have targeted the WAN ATM market segment. Other companies are expected to follow. In addition, traditional suppliers of central office switching equipment such as Lucent Technologies, Fujitsu and LM Ericsson are offering ATM-based switches for central offices. Refer to the caption "Competition" below for further discussion.

BSD Manufacturing and Product Support

The Company's manufacturing operation assembles and tests customized network solutions for the Division's customers. All components of such customer network systems are manufactured by the Company's outsourcing partners. Product support services are available to BSD customers through VITAL Network Services, L.L.C.

BSD Employees

At September 30, 2000 the Division had 248 dedicated employees. In addition, the Division utilized Company support personnel as necessary (see "Company Employee Relations" below). In January 2001, the Company restructured its operations to combine its BSD and NAD operating units. See "Company Employee Relations" for further discussion.

Multimedia Division

GDC's Multimedia Division offers integrated, scalable and service provider class
solutions  for  Distance  Learning,   Telemedicine  and  Videoconferencing  over
broadband wide area ATM and next-generation Internet networks.

The Multimedia Division ("MMD") was formed during fiscal 2000 to focus designated employee sales, marketing and product development efforts on the division's video-related products and maximize revenue opportunities therefrom. MMD's initial fiscal year 2000 efforts focused on the organization of its research and development operation, with expansion into its sales and marketing operations thereafter. During most of fiscal 2000, MMD relied heavily on the Broadband Systems Division for sales and marketing support. MMD is operating as an independent operation effective October 1, 2000 (fiscal 2001), with revenue growth being the Division's primary objective for fiscal 2001. BSD will become a customer of MMD and one of various sales channels for MMD's product line. The Company plans to present separate financial performance information for MMD in fiscal 2001.

Headquartered in Montreal, Quebec, Canada, MMD offers a full set of comprehensive solutions composed of multimedia access concentrators and interfaces, multimedia servers, service provisioning tools, and network management applications to address interactive multimedia needs. The principal applications of the Division's products are in distance learning for schools and universities as well as telemedicine for hospitals and health organizations. Some of the world's largest service providers who offer their customers video services represent significant revenue opportunities for MMD. A number of the Division's products have won official awards for significant technological achievement during the past year.

MMD's strategy of providing high-quality cost-effective video solutions to its customers rests upon its ability to continue to offer leading-edge technology which provides its customers with effective return on investment. When developing videoconferencing and multimedia communications solutions, the
Division's primary objective is to increase an organization's productivity by allowing for the creative interaction of people across the world to occur in a very cost-effective manner.

Multimedia Division Product Suite:

The multimedia product family consists of the MAC 500 and VIP IV MPEG-2 module for GDC APEX ATM-access platforms and the MMS multimedia server, which provides scheduling and service provisioning capabilities.

The MAC 500 is an innovative award-winning video-centric access concentrator that provides high-quality MPEG-2 video and audio as well as IP connectivity over ATM networks. It enables full-motion, low-latency video and CD-quality audio.

The MMS multipoint server completes the solution by providing a comprehensive suite of service provisioning capabilities including network-wide class scheduling, bridging of video, audio and data (T.120), as well as gateway functions to enable interworking between ATM and ISDN-based sites.

In addition, in November 2000, MMD announced the introduction of an integral, standards-based Inverse Multiplexing ATM (IMA) network interface to its MAC 500 Multimedia Access Concentrator, providing users with access to DVD-quality broadband video using T1/E1 wideband services. Since the recurring costs to support transmission of MPEG-2 video using T1/E1circuits are much less when compared to high-bandwidth T3/E3 circuits, the MAC 500 IMA module offers a more economical implementation for all interactive video applications, including videoconferencing, distance learning, and telemedicine.

GDC's total solution for broadband interactive video is one of the most comprehensive in the industry with regard to user/operator benefits. MMD's broad range of products enable both enterprise users and service providers to deliver a full range of broadband multimedia interactive applications and value-added video services.

Multimedia Division Sales and Marketing:

As noted above, most of the MMD's sales and marketing efforts were executed through BSD during fiscal 2000. Effective in fiscal 2001, MMD will assume responsibility for an independent sales and marketing operation. BSD will become a MMD customer and one of various sales channels for the MMD's product line in fiscal 2001.

During fiscal 2000, MMD signed a contract with Verizon whereby Verizon selected GDC to be their MPEG-2 video supplier for distance learning applications. In addition to Verizon, the following organizations have deployed MMD video products: Sprint, University of Quebec, State of Wisconsin, University of Wisconsin, Metropolitan Community College (Nebraska), Jefferson County Public Schools (Kentucky), Montgomery County (Maryland), East Texas Learning Interactive Network Consortium, and TELUS Advanced Communications, a world leader in multi-campus physician-led clinical medicine.

MMD Research and Development

The Division has ongoing engineering programs to address emerging broadband multimedia applications. These R&D programs are conducted in collaboration with major educational and scientific research establishments, as well as with strategic industry partners. MMD's gross expenditures for research and development activities amounted to $3.1 million and $2.3 million for fiscal 2000 and 1999, respectively.

MMD Competition:

All segments of the telecommunications and networking industries are intensely competitive. Many of the participants in the multimedia industry, including, among others, First Virtual (FVC.com), Optivision, and Tektronix, have targeted the distance learning, telemedicine and videoconferencing market segments. Other companies are expected to follow. Refer to the caption "Competition" for further discussion.

MMD Employees:

At September 30, 2000, MMD had 34 dedicated employees. In addition, the Division
utilized  Company  support   personnel  as  necessary  (see  "Company   Employee
Relations" below).

Network Access Division

The objective of the Network Access Division ("NAD" or "the Division") is to improve sales, marketing, and engineering productivity relative to the Company's access product line. The business unit leverages the sales resources of distributors, value-added resellers, integrators and telecommunication provider channels in an effort to achieve greater sales coverage both domestically and internationally. The reorganization has also served to intensify the selling of access products, which have an inherently short selling cycle.

GDC has adjusted to shifting priorities in the overall access market. These priorities are governed by the accelerated growth of the Internet, frame relay and cell-based services, all of which require increased attention to network management and performance quality. NAD accordingly is focused on the development and sale of products targeted towards market growth areas. More specifically, NAD's digital data sets, DSLware(TM) equipment and service monitoring probes constitute the Division's major product elements serving to meet emerging market requirements.

Network Access Division Product Suite

Digital Data Sets: Digital data sets are used to convert and interpret signals from computers and communications equipment into a form that is acceptable for transmission over telecommunications facilities. GDC offers a broad set of narrowband digital data sets which operate at various speeds up to 64 Kbps and wideband digital data sets which operate at fractional T1 and full T1 speeds. In fiscal 1999 a broadband data set operating at T-3 speeds was also introduced. NAD supplies its digital data sets to the major North American telephone companies and various end users. NAD continues to enhance its digital transmission product line by combining higher transmission speeds with value-added capabilities including data compression, concentration, protocol adaptation/conversion and network management. This enables GDC to offer differentiated and in some cases unique transmission solutions. The SpectraComm family of network managed CSU/DSU products is the latest generation of digital products which are targeted at large managed digital networks and local exchange carriers.

DSLware(TM): The Universal Access System 7000 is a service provisioning system which allows service providers to deliver digital services over copper loop systems, reducing both cost and service provisioning time. It is particularly applicable in international markets. In China, Russia and developing countries in Latin America and the Pacific Rim, there is insufficient copper wire installed to support the growing demand for communications services. NAD believes it is responding to these needs by offering the Universal Access System 7000, which utilizes transmission technologies like 2B1Q (Two Binary One Quaternary) and HDSL (High-speed Digital Subscriber Line). These products offer much higher transmission speeds while using half of the copper wire pairs normally required to provision private line services.

Intelligent Voice Data Access Multiplexer: The Metroplex(R) 6000 is an intelligent access multiplexer designed for cost-effective access to a variety of data and voice services available in wide area networks. It is applicable to the branch office/small office market where it provides connectivity from the office to an enterprise network or to public network services.

Analog Modems: Analog modems convert digital computer signals to a format that can be transmitted over telephone lines. The market for private line modems has been shrinking as telephone networks move from an analog to a digital format. However, with the growth of telecommuting and Internet access, the need for analog dial-up modems continues to grow. NAD offers a broad range of private line and dial-up modems operating at all speeds up to 56 Kbps.

Network Access Division Sales and Marketing

The  Division's  products  are sold  throughout  the world  using:  a  dedicated domestic sales force; a Canadian subsidiary; and indirect sales through a (domestic and international) distributor network, original equipment manufacturers (OEM's), value-added resellers, system integrators and alternate service providers.

The Division's customer base includes: Local Exchange Carriers, including incumbents such as Verizon, SBC and Bell South, and Bell Canada; Interexchange Carriers, including MCI Worldcomm and Sprint; Alternate Service Providers such as Northpoint Communications and DSL Net; government entities, including state and local governments; and international communications carriers such as Telecomm New Zealand.

The Division had two customers which individually accounted for more than 10 percent of its revenue in fiscal 2000. In total, such customers accounted for approximately 23 percent of the Division's fiscal 2000 revenue.

NAD Research and Development

NAD's gross expenditures for research and development activities amounted to $8.1 million, $8.6 million and $9.0 million for fiscal 2000, 1999, and 1998, respectively.

NAD Competition

All segments of the telecommunications and networking industries are intensely competitive. Many of the participants in the networking industry, including, among others, ADC, Adtran, Paradyne and Alcatel (formerly Newbridge Networks), have targeted the Access/Transmission market segment. Other companies are expected to follow. Refer to the caption "Competition" for further discussion.

NAD Manufacturing and Product Support

The  Division's  products  are  manufactured  by  the  Company's   manufacturing
outsourcing partners. Product support services are available to NAD customers through VITAL Network Services, L.L.C.

NAD Employees

At September 30, 2000 the Division had 130 dedicated employees. In addition, the Division utilized Company support personnel as necessary (see "Company Employee Relations" below). In January 2001, the Company restructured its operations to combine its BSD and NAD operating units. See "Company Employee Relations" for further discussion.

VITAL Network Services, L.L.C.

VITAL Network Services, L.L.C. ("VITAL"), a wholly-owned subsidiary of General DataComm, Inc. which was formed in September 1997, is an integrated worldwide service organization providing comprehensive global professional and traditional network services to customers who run critical applications over their networks. A critical element of the newly formed organization was the strategic decision to convert VITAL from a single manufacturer support (i.e., GDC) organization to one capable of servicing multiple manufacturers' equipment and technologies.

VITAL Services Offered

VITAL offers its worldwide clients an array of traditional and professional services. VITAL's traditional support services, which comprise the majority of its fiscal 2000 business, include installation, on-site maintenance, technical support, logistics management and product repair. In addition, VITAL's professional services portfolio includes network audits, performance consulting, design, staging, rollout and integration services, project management, remote network monitoring/management and educational services.

Worldwide services are provided primarily by VITAL personnel and are augmented by third-party service partners when necessary. Customer relationships and services are managed from VITAL's global headquarters in the United States and four area offices in North America, Mexico, the United Kingdom and Singapore. High level VITAL technical support engineers using centralized simulation labs provide VITAL field engineers and customers remote assistance from the VITAL Technical Operations and Assistance Centers ("TOACs") located in each area office; the North America TOAC contains an additional global Internetworking center.

VITAL Sales and Marketing

VITAL's customer base includes telecommunications carriers, corporate and government network customers, distributors, value-added resellers, system integrators, competitive local exchange carriers, Internet service providers and equipment manufacturers.

As noted above, VITAL has converted from a single manufacturer (i.e., GDC) support organization to one capable of servicing multiple manufacturers' equipment and technologies. Capable of working in integrated networks, VITAL has received designations as a Cisco Professional Services Partner and Authorized Support Provider, a Nortel Certified Support Expert and a 3Com Authorized
Service Provider. In addition, VITAL is the exclusive authorized (outside) service provider for General DataComm Industries, Inc., AccessLan, ADC, Sync Research, Ennovate Networks, Larscom, MCK Communications, Madge, LuxN, and Carrier Access Corporation. VITAL has also established working relationships with numerous other manufacturers. No individual customer accounted for 10 percent or more of VITAL's fiscal 2000 revenue.

In April 2000, VITAL entered into an agreement with Madge.connect. Under terms of the agreement, VITAL will support Madge.connect's entire enterprise network product line, which includes adapters, hubs, workgroup and backbone switches, for customers who procured such product from Madge.connect. In addition, in an effort to achieve additional revenue growth, VITAL will enhance and expand the support services previously offered by Madge.connect to include installation, onsite support, remote monitoring/management, and professional services, such as network audits and consultancy. As part of the new strategic alliance, the majority of Madge.connect's support organization, along with its existing systems and processes, were integrated into VITAL's global LAN support organization.

In October 1998, VITAL purchased all of Olicom Inc.'s (router manufacturer) Canadian and United States network service business and their support center located in Marlborough, Massachusetts. VITAL also hired approximately 30 of their highly skilled Internetworking technical personnel. Additionally, effective November 1999, VITAL assumed the responsibility for Olicom's technical and warranty product support worldwide.

In an effort to sustain revenue growth trends, VITAL has expanded its direct sales force with personnel dedicated to selling VITAL services only. The acquisition of synergistic service businesses would also offer growth opportunity; no such acquisitions are in progress at this time.

VITAL Competition

The network support service industry is intensely competitive, and there can be no assurance that VITAL will successfully achieve its growth objectives.

VITAL Employees

At September 30, 2000, the Division had 330 dedicated employees. In addition, the Division utilized Company support personnel as necessary (see "Company Employee Relations" below).

DataComm Leasing Corporation ("DLC")

While the majority of the Company's products are sold on an outright basis, the Company also leases its equipment through a wholly owned consolidated subsidiary under a versatile selection of leasing programs designed to meet the specific needs and objectives of its customers.

Manufacturing

The Company's manufacturing operation and its outsourcing partners service the needs of the BSD, MMD and NAD business units.

In early fiscal 2000, the manufacturing operation completed its objective of outsourcing all manufacturing activity.

Prior to fiscal 1999, all power and packaging product, as well as high-volume through-hole printed circuit board ("PCB") assembly and test, was outsourced. In early fiscal 1999, the manufacturing operation outsourced all residual through-hole PCB assembly and test. Furthermore, on September 30, 1999, the Company entered into an agreement with Matco Electronics Group, Inc. ("Matco") to outsource the remainder of its principal manufacturing operations (including surface mount printed circuit board assembly and test). Transition of all surface mount PCB assembly and test to Matco's manufacturing operations was completed in January 2000. As a result, GDC's manufacturing operation is responsible for higher level assembly and test on a build-to-order basis. Warehousing, distribution and other miscellaneous services are also be provided by the manufacturing operation.

Because of various material breaches of the manufacturing agreement by Matco during fiscal 2000, the Company advised Matco of its defaults, reserved its rights to terminate the agreement and withheld funds that Matco has claimed are due. The Company has been advised that Matco may elect to terminate the agreement and, as a result, the Company is in the process of contracting with other manufacturers to supply its product needs.

The manufacturing operation occupies approximately 80,000 square feet, or 25% of the 360,000 square foot facility located in Naugatuck, Connecticut; 25% of the facility is being utilized for other GDC operations and 50% is vacant (as compared to 25% vacancy during fiscal 1999).

GDC's Connecticut facilities continued to be ISO 9001 certified during fiscal 2000.

Reliance on Key Components and Subcontractors: The Company's products use certain components, such as microprocessors, memory chips and pre-formed enclosures that are acquired or available from one or a limited number of sources. The Company has generally been able to procure adequate supplies of these components in a timely manner from existing sources. While most components are standard items, certain application-specific integrated circuit chips used in many of the Company's products are customized to the Company's specifications. All suppliers of components do not operate under contract. Additionally, availability of some standard components may be affected by market shortages and allocations. The Company's inability to obtain a sufficient quantity of components when required or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially affect the Company's operating results in any given period. In addition, as referenced above the Company relies heavily on subcontractors for production. The inability of such subcontractors to deliver products in a timely fashion or in accordance with the Company's quality standards could materially affect the Company's operating results.

Backlog

The Company's order backlog, while one of several useful financial statistics. is, however, a limited indicator of the Company's future revenues. Because of normally short delivery requirements, the Company's sales in each quarter primarily depend upon orders received and shipped in that same quarter. In addition, since product shipments are historically heavier in the last month of each quarter, quarterly revenues can be adversely or beneficially impacted by several events including: unforeseen delays in product shipments; large sales that close at the end of the quarter; sales order changes or cancellations; changes in product mix; new product announcements by the Company or its competitors; and the capital spending trends of customers.

Acquisition Strategy

As part of its business strategy, the Company has in the past reviewed acquisition opportunities including those which may complement its product lines, provide access to emerging technologies or enhance market penetration. GDC's VITAL Network Services subsidiary acquired Olicom Inc.'s service business in October 1998. The Company at this time has no understandings or commitments to make any acquisitions, and there can be no assurances that any acquisitions will be made.

Partnering/Divestiture Strategy

The Company's business objectives as it commenced fiscal 2000 was to focus its resources on the three business units (Broadband Systems Division, Network Access Division and VITAL Network Services), to launch the new Multimedia Division and to secure the funding necessary to effectively support operational requirements.

During fiscal 2000, the Company concluded that the sale of one or more strategic business units would be the most effective means of generating working capital, reducing outstanding indebtedness and enhancing shareholder value. More important, such actions would allow the Company to more effectively focus its sales, marketing and product development efforts on the remaining business units, with such focus increasing the likelihood of financial success.

As a result, on June 26, 2000 the Company announced the retention of CIBC World Markets Corp. to advise the Company in evaluating its strategic and financial alternatives, in defining its strategic and financial objectives and to assist the Company with the implementation of such strategic initiatives to maximize shareholder value.

The Company now has a defined set of strategies which are in the process of being executed. However, there can be no assurance that the Company will realize any proceeds from any such activities. The potential sale of one or more business units, or the entire Company, and returning the Company to profitability are the Company's highest priorities.

Separately, the Company has offered for sale its previous and now vacant corporate headquarters facility in Middlebury, Connecticut.

Regarding partnering strategy, the Company would consider partnering strategy opportunities which it believes would result in enhanced financial performance and/or shareholder value. At this time, the Company at this time has no understandings or commitments to enter into any partnering agreement, and there can be no assurances that any such partnering agreements will be made.

With regard to prior year activities, during fiscal 1999, the Company sold its Technology Alliance Group division ("TAG"), which was identified as non-strategic to the reorganized business units mentioned above. The sale resulted in a pre-tax gain of approximately $9.0 million and generated cash proceeds, net of expenses, of approximately $12.0 million. Separately, in July 1999, the Company closed a non-strategic remote technology center in England and transferred any development activities considered critical into its Connecticut research and development facility.

Competition

The telecommunications and networking industry is intensely competitive. Many of the Company's current and prospective competitors have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources.

Specific competitors for the Company's individual business units were referenced earlier in the discussion. Each competitor offers a unique solution and all are formidable competitors. There can be no assurance that the Company will be able to maintain or grow its market share of broadband (BSD), access (NAD) and/or video (MMD) products.

Patents and Related Rights

The Company presently owns approximately 60 domestic patents and has approximately 15 additional applications pending. All of these patents and applications have been filed in Canada; most also have been filed in other various foreign countries. Many of those filed outside the United States have been allowed while the remainder are pending. The Company believes that certain features relating to its equipment for which it has obtained patents, or for which patent applications have been filed, are important to its business, but does not believe that its success is dependent upon its ability to obtain and defend such patents. Because of the extensive patent coverage in the data communications industry and the rapid issuance of new patents, certain equipment of the Company may involve infringement of existing patents not known to the Company.

Company Employee Relations

At September 30, 2000, the Company employed 1,019 persons, of whom 248 were BSD positions, 130 were NAD positions, 330 were VITAL positions, 34 were MMD positions, 153 were manufacturing positions, 4 were DataComm Leasing Corporation positions, 11 were general corporate management positions and 109 were shared support-service positions. The shared support functions included information technology, corporate finance, human resource management, marketing support groups, facilities maintenance and other miscellaneous functions.

In November 2000, the Company reduced its workforce by approximately 100 persons. Furthermore, in January 2001, the Company restructured its operations to combine its BSD and NAD operating units, eliminate all duplicate and non-critical positions within the Company and improve cash flows. The January 2001 restructuring is expected to result in an incremental workforce reduction of approximately 200 persons. VITAL Network Services and the Multimedia Division remained in place as separate business units.

No Company employees are covered by collective bargaining agreements. The Company has never experienced a work stoppage.

ITEM 2.         PROPERTIES

The principal facilities of the Company are as follows:

Middlebury, Connecticut --      former executive offices of the Company (vacant
                                as of September 30, 1999); a 120,000 square-foot facility owned by the Company; the facility is listed for sale or lease at September 30, 2000

Naugatuck, Connecticut --       product assembly and test operations, and
                                worldwide headquarters for VITAL Network
                                Services, L.L.C.; a 360,000 square-foot facility owned by the Company (approximately half is vacant)

Middlebury, Connecticut --      executive offices of the Company and DataComm
                                Leasing Corporation; also houses the management teams, marketing and engineering operations of the Broadband Systems and Network Access divisions; a 275,000 square-foot facility leased through 2003 by the Company;
                                approximately 72,000 square feet are subleased to a third party through June 30, 2001

Wokingham, England--            sales, service, and administrative offices
                                (including a parking garage) located in a 36,000 square-foot facility owned by General
                                DataComm Limited

Toronto, Canada --              sales  and administrative officeslocated in a
                                3,600 sq.-foot facility leased through
                                November 30, 2004 by General DataComm Ltd.

Montreal, Canada --             a 20,000 square-foot research, sales and service
                                facility leased through February 28, 2005 by General DataComm Ltd. (for the Multimedia
                                Division)

Paris, France --                sales, service and administrative offices
                                located in an 5,500 square-foot facility leased through April 2006 by General DataComm France
                                SARL

Mexico City, Mexico --          sales, service and administrative offices
                                located in a 3,230 square-foot facility leased through June 14, 2001 by General DataComm de
                                Mexico S.A. de C.V.

In  addition,   the  Company  leases  sales,  service  and  engineering  offices throughout the United States and in international locations.

ITEM 3.         LEGAL PROCEEDINGS

Not applicable.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the section entitled "Common Stock Prices" on page 9 of the Company's 2000 Annual Report to Stockholders.1

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from the section entitled "Five-Year Selected Financial Data" on page 1 of the Company's 2000 Annual Report to Stockholders.1

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS  AND FINANCIAL CONDITION

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 2 through 9 of the Company's 2000 Annual Report to Stockholders.1

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference from pages 10 through 30 of the Company's 2000 Annual Report to Stockholders or is included elsewhere in this annual report on Form 10-K.1

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.











---------------------
1 Such information is also included in Exhibit 13 of this Form 10-K report as filed with the Securities and Exchange Commission.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors will either be filed by amendment or incorporated by reference from the section "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended September 30, 2000.

Name                                Position                             Age

Charles P. Johnson          Chairman of the Board of Directors           73
                            and Chief Executive Officer

Ross A. Belson              President and Chief Operating Officer        64

William G. Henry            Vice President, Finance and                  51
                            Chief Financial Officer

Frederick R. Cronin         Vice President, Corporate Technology
                             and a Director                              69

Robert S. Smith             Vice President, Business Development         67

James R. Arcara             Vice President, Corporate Operations         65

Dennis J. Nesler            Vice President and Treasurer                 57

P. John Woods               President, VITAL Network Services, L.L.C.    52

Howard S. Modlin            Secretary and a Director                     69
----------------------------

         Mr. Charles P. Johnson, Chairman of the Board and Chief Executive Officer, founded the Company in 1969.

         Mr. Ross A. Belson, President and Chief Operating Officer, has served in his present capacity since joining the Company in August of 1987.

         Mr. William G. Henry, Vice President, Finance and Chief Financial Officer, joined the Company as Corporate Controller in January 1984, was appointed an officer of the Company in June 1989, was elected Vice President in February 1996 and was promoted to his current position in February 1999.

         Mr. Frederick R. Cronin, Vice President, Corporate Technology, has served in executive capacities since the founding of the Company.

         Mr. Robert S. Smith, Vice President, Business Development, has held positions of major responsibility within the Company since its formation and has served in executive capacities since February 1973.

         Mr. James R. Arcara, Vice President, Corporate Operations, has held positions of major responsibility within the Company since its formation and has served in executive capacities since September 1978.

         Mr. Dennis J. Nesler, Vice President and Treasurer since May 1987 and Treasurer since July 1981, joined the Company in 1979 as Vice President of the Company's wholly owned leasing subsidiary, a capacity in which he still serves.

         Mr. P. John Woods, President, VITAL Network Services, L.L.C., has been with the Company since February 1993, and was appointed to his current position effective October 1996. Before joining the Company, Mr. Woods held positions with Digital Equipment Corporation and Philips.

         Mr. Howard S. Modlin, Secretary, an attorney and member of the firm of Weisman Celler Spett & Modlin P.C., has been Secretary and counsel to the Company since its formation.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will either be filed by amendment or incorporated by reference from the section entitled "Executive Compensation and other Transactions with Management" in the Company's Proxy Statement for its 2001 Annual Meeting.1

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 will either be filed by amendment or incorporated by reference from the section entitled "Security Ownership of Directors and Officers" in the Company's Proxy Statement for its 2001 Annual Meeting.1

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will either be filed by amendment or incorporated by reference from the section entitled "Executive Compensation and other Transactions with Management" in the Company's Proxy Statement for its 2001 Annual Meeting.1











------------------------------
1 The Company's Proxy Statement or an amendment to this 10-K will be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 2000.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) (1) Financial Statements - see "Index to Financial Statements and Schedules" on page F-1 of this report.

       (2) Financial Statement Schedule - See "Index to Financial Statements and Schedules" on page F-1 of this report.

       (3) Exhibits - See Exhibit Index on page 24 of this report.


(b)   Reports on Form 8-K.

      A Form 8-K, dated October 27, 2000, was filed on November 9, 2000 to announce the settlement of a lawsuit which called for the immediate payment of $5.5 million to the Company and the dismissal of the lawsuit.

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

                                  EXHIBIT INDEX


Exhibit No.                         Description

  3.1          Restated Certificate of Incorporation of the Corporation 1
  3.2          Amended By-Laws of the Corporation
  4.1 Certificate of the Powers, Designation, Preferences, Rights and Limitations of 9% Cumulative Convertible Exchangeable Preferred Stock 2
  4.2 Indenture dated May 1, 1997 covering presently unissued 9% Convertible Subordinated Debentures due 2006 3
  4.3 Supplemental indenture, dated September 26, 1997, which amends the May 1, 1997 Indenture covering presently unissued 9% Convertible Subordinated Debentures due 2006 4
  4.4 Indenture dated September 26, 1997 covering issued 7-3/4% Convertible Senior Subordinated Debentures due 2002 5
  4.5 Certificate of the Powers, Designation, Preferences, Rights and Limitations of 5% Cumulative Convertible Exchangeable Preferred Stock 6
  4.6          Form of Warrant issued with 5% Cumulative Convertible Preferred
               Stock7
 10.1          1979 Employee Stock Purchase Plan 8
 10.2          1983 Stock Option Plan 9
 10.3          1984 Incentive Stock Option Plan, and related amendments 10
 10.4          1985 Stock Option Plan 11
 10.5          1991 Stock Option Plan 12
 10.6          1998 Stock Option Plan 13
 10.7          Non-Statutory Stock Option Agreement Form - employee13
 10.8          Non-Statutory Stock Option Agreement Form - non-employee13
 10.9 Retirement Savings and Deferred Profit Sharing Plan, and related amendments 14
 10.10 Credit Agreement between General DataComm Industries, Inc. and The Chase Manhattan Bank 15
 10.11 Loan Agreement between General DataComm Industries, Inc., et al., and Foothill Capital Corporation, including First and Second Amendments 16
 10.12 Outsource Manufacturing and Purchase Agreement between General DataComm, Inc. and the Matco Electronics Group, Inc. 17
 10.13 Securities Purchase Agreement with respect to 5% Cumulative Convertible Preferred Stock18
 10.14         Registration  Rights Agreement for 5% Preferred Stock19
 10.15         Share Purchase  Agreement with the State of Wisconsin
               Investment  Board20
 10.16 Transfer of Receivables Agreement between DataComm Leasing Corporation and Sanwa Business Credit Corporation 21
 13. Annual Report to Stockholders for the year ended September 30, 2000. Portions of the Annual Report to Stockholders for the year
               ended  September  30,  2000  which  have  been   incorporated  by
               reference are deemed to be "filed" (and are included as Exhibit 13 in our electronic filing with the Commission). All remaining portions of the Annual Report to Stockholders will be furnished for the information of the Commission and are not deemed "filed"

21.            Subsidiaries of the Registrant
23.            Consent of Independent Accountants
-----------------------
1 Incorporated by reference from Exhibit 3.1 to Form 10-Q for quarter ended June 30, 1999.
2     Incorporated by reference from Exhibit 4 to Form 8-K dated October 8,1996.
3 Incorporated by reference from Exhibit 4.1 to Form 10-Q for quarter ended June 30, 1997.
4 Incorporated by reference from Exhibit 4.3 to Form 10-K for the year ended September 30, 1997.
5     Incorporated by reference from Exhibit 4 to Form 8-K dated October 8, 1997
6     Incorporated by reference to Exhibit 4.1 to Form 8-K dated July 31, 2000
7     Incorporated by reference to Exhibit 4.2 to Form 8-K dated July 31, 2000
8 Incorporated by reference from Part II of prospectus dated August 31, 1999, contained in Form S-8, Registration Statement No. 333-86229.
9 Incorporated by reference from Exhibit 1(c) to Form S-8, Registration Statement No. 2-92929. Amendments thereto are incorporated by reference and filed as Exhibit 10.3 to Form 10-Q for quarter ended December 31, 1987 and as Exhibit 10.3.1 to Form 10-Q for quarter ended June 30, 1991.
10 Incorporated by reference from Exhibit 1(a), Form S-8, Registration Statement No.2-92929. Amendments thereto are incorporated by reference and filed as Exhibit 10.2 to Form 10-Q for quarter ended June 30, 1991,
      Exhibit  10.19 to Form 10-K for year ended  September 30, 1987 and Exhibit
      10.2 to Form 10-Q for quarter ended December 31, 1987.
11 Incorporated by reference from Exhibit 10a, Form S-8, Registration Statement No. 33-21027. Amendments thereto are incorporated by reference from Part II of prospectus dated August 21, 1990, contained in Form S-8, Registration Statement No. 33-36351 and as Exhibit 10.3.2 to Form 10-Q for quarter ended June 30, 1991.
12    Incorporated by reference from Form S-8, Registration Statement No.
      333-35299.
13    Incorporated by reference from Form S-8, Registration Statement No.
      333-52302.
14 Incorporated by reference from Form S-8, Registration Statement No. 33-37266. Amendments thereto are incorporated by reference to Exhibit
      10.16 to Form 10-Q for the quarter ended December 31, 1996.
15 Incorporated by reference from Exhibit 10.21 to Form 10-K for the year ended September 30, 1993.
16 Incorporated by reference from Exhibit 10.1 to Form 8-K dated May 14, 1999 and Exhibit 10.11 to Form 10-K for the year ended September 30, 1999.
17    Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended September 30, 1999
18    Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 31, 2000
19    Incorporated by reference to Exhibit 10.2 to Form 8-K dated July 31, 2000
20    Incorporated by reference from Form S-3, Registration Statement No.
      333-46478
21 Incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended June 30, 1989

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



Dated:  January 15, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                          Title                       Date
---------                          -----                       ----


/S/ CHARLES P. JOHNSON        Chairman of the Board       January 15, 2001
-------------------------     and Chief Executive Officer
CHARLES P. JOHNSON



/S/ WILLIAM G. HENRY          Vice President, Finance     January 15,  2001
------------------------      Chief Financial Officer
WILLIAM G. HENRY



/S/ HOWARD S. MODLIN          Director and Secretary      January 15, 2001
-----------------------
HOWARD S. MODLIN



/S/ FREDERICK R. CRONIN       Director and                January 15, 2001
--------------------------    Vice President, Corporate
FREDERICK R. CRONIN           Technology


/S/ LEE M. PASCHALL           Director                     January 15, 2001
--------------------------
LEE M. PASCHALL


/S/ JOHN L. SEGALL            Director                    January 15, 2001
--------------------------
JOHN L. SEGALL

                        General DataComm Industries, Inc.
                                and Subsidiaries
                   Index to Financial Statements and Schedules



Financial Statements Incorporated by Reference

The consolidated financial statements of General DataComm Industries, Inc. and Subsidiaries and the Report of Independent Accountants related thereto are incorporated herein by reference from pages 10 through 30 of the Company's Annual Report to Stockholders for the year ended September 30, 2000. Such information is also included in Exhibit 13 of this Form 10-K report (as filed with the Securities and Exchange Commission). The Company's 2000 Annual Report to Stockholders is not deemed to be "filed" as part of this Form 10-K report except for those portions thereof specifically incorporated by reference.

Financial Statements and Schedule Included                          Page

Report of Independent Accountants                                    F-2

Consolidated Financial Statement Schedule:

         II. Valuation and qualifying accounts for the years
           ended September 30, 2000, 1999, and 1998.                 F-3


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

                        Report of Independent Accountants



To the Shareholders and Board of Directors of General DataComm Industries, Inc.

Our  report  on  the  consolidated  financial  statements  of  General  DataComm
Industries, Inc. and its subsidiaries, which includes an explanatory paragrah related to the Company's ability to continue as a going concern, has been incorporated by reference in this Form 10-K from page 30 of the fiscal 2000 Annual Report to Shareholders of General DataComm Industries, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/S/ PricewaterhouseCoopers LLP

Stamford, Connecticut
November 9, 2000, except for Notes 1, 8 and 17, as to which the date is January 9, 2001

                     Schedule II - Valuation and Qualifying
                   Accounts For the Years Ended September 30,
                               2000, 1999 and 1998
                                 (In Thousands)

                                          Additions
                          Balance at      Charged to                  Balance
                          Beginning       Costs and                   at End
                          of Period       Expenses     Deductions     of Period
                          ---------       ----------   ----------     --------
                                                         (b)
2000
Allowance for doubtful
receivables (a)           $1,375         $1,910           $1,248       $2,037
                          ======         ======           ======       ======

1999
Allowance for doubtful
receivables (a)           $1,442           $183              $25       $1,375
                          ======           ====           ======       ======

1998
Allowance for doubtful
receivables (a)           $1,703            $22             $283       $1,442
                          ======           ====           ======       ======

----------------
(a)      Deducted from asset accounts.
(b)      Uncollectible accounts written off, net of recoveries.