Form 10-K/A
period 2000-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 2001-02-16
CIK 40518

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

            Park Road Extension, Middlebury, Connecticut, 06762-1299
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (203) 758-1811
                                 --------------
              (Registrant's telephone number, including area code)
                           --------------------------
           Securities registered pursuant to Section 12(b) of the Act:

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

                        GENERAL DATACOMM INDUSTRIES, INC.

                                TABLE OF CONTENTS



Item 8.   Financial Statements and Supplementary Data                       3

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   3

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference from pages 10 through 30 of the Company's 2000 Annual Report to Stockholders or is included elsewhere in this annual report on Form 10-K.(1)

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

 (a)  (3)    Exhibits - See Exhibit Index on page 24 of this report. Exhibit 13 was inadvertently omitted on the original filing.


















-----------------
1 Such information is also included in Exhibit 13 of this Form 10-K report as filed with the Securities and Exchange Commission.

ITEM  14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM  8-K

                                  EXHIBIT INDEX

Exhibit No.    Description

  3.1          Restated Certificate of Incorporation of the Corporation 1
  3.2          Amended By-Laws of the Corporation
  4.1 Certificate of the Powers, Designation, Preferences, Rights and Limitations of 9%
               Cumulative Convertible Exchangeable Preferred Stock 2
  4.2 Indenture dated May 1, 1997 covering presently unissued 9% Convertible Subordinated Debentures due 2006 3
  4.3 Supplemental indenture, dated September 26, 1997, which amends the May 1, 1997 Indenture covering presently unissued 9% Convertible Subordinated Debentures due 2006 4
  4.4 Indenture dated September 26, 1997 covering issued 7-3/4% Convertible Senior Subordinated Debentures due 2002 5
4.5 Certificate of the Powers, Designation, Preferences, Rights and Limitations of 5% Cumulative Convertible Exchangeable Preferred Stock 6
4.6            Form of Warrant issued with 5% Cumulative Convertible Preferred
               Stock 7
10.1           1979 Employee Stock Purchase Plan 8
10.2           1983 Stock Option Plan 9
10.3           1984 Incentive Stock Option Plan, and related amendments 10
10.4           1985 Stock Option Plan 11
10.5           1991 Stock Option Plan 12
10.6           1998 Stock Option Plan 13
10.7           Non-Statutory Stock Option Agreement Form - employee13
10.8           Non-Statutory Stock Option Agreement Form - non-employee13
10.9 Retirement Savings and Deferred Profit Sharing Plan, and related amendments 14
10.10 Credit Agreement between General DataComm Industries, Inc. and The Chase Manhattan Bank 15
10.11 Loan Agreement between General DataComm Industries, Inc., et al., and Foothill Capital Corporation, including First and Second Amendments 16
10.12 Outsource Manufacturing and Purchase Agreement between General DataComm, Inc. and the Matco Electronics Group, Inc. 17
10.13 Securities Purchase Agreement with respect to 5% Cumulative Convertible Preferred Stock 18
10.14          Registration  Rights Agreement for 5% Preferred Stock 19
10.15          Share Purchase  Agreement with the State of Wisconsin  Investment
               Board 20
10.16 Transfer of Receivables Agreement between DataComm Leasing Corporation and Sanwa Business Credit Corporation 21
13. Annual Report to Stockholders for the year ended September 30, 2000. Portions of the Annual Report to Stockholders for the year ended September 30, 2000 which have been

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K (cont'd)

                             EXHIBIT INDEX (cont'd)

               incorporated  by  reference  are  deemed to be  "filed"  (and are included  as  Exhibit  13  in  our  electronic  filing  with  the
               Commission).  All  remaining  portions  of the  Annual  Report to
               Stockholders will be furnished for the information of the Commission and are not deemed "filed"
21.            Subsidiaries of the Registrant
23.            Consent of Independent Accountants
-----------------------
1 Incorporated by reference from Exhibit 3.1 to Form 10-Q for quarter ended June 30, 1999.
2     Incorporated by reference from Exhibit 4 to Form 8-K dated October 8, 1996
3 Incorporated by reference from Exhibit 4.1 to Form 10-Q for quarter ended June 30, 1997.
4 Incorporated by reference from Exhibit 4.3 to Form 10-K for the year ended September 30, 1997.
5     Incorporated by reference from Exhibit 4 to Form 8-K dated October 8, 1997
6     Incorporated by reference to Exhibit 4.1 to Form 8-K dated July 31, 2000
7     Incorporated by reference to Exhibit 4.2 to Form 8-K dated July 31, 2000
8 Incorporated by reference from Part II of prospectus dated August 31,1999, contained in Form S-8, Registration Statement No. 333-86229.
9 Incorporated by reference from Exhibit 1(c) to Form S-8, Registration Statement No. 2-92929. Amendments thereto are incorporated by reference and filed as Exhibit 10.3 to Form 10-Q for quarter ended December 31, 1987 and as Exhibit 10.3.1 to Form 10-Q for quarter ended June 30, 1991.
10 Incorporated by reference from Exhibit 1(a), Form S-8, Registration Statement No.2-92929. Amendments thereto are incorporated by reference and filed as Exhibit 10.2 to Form 10-Q for quarter ended June 30, 1991,
      Exhibit  10.19 to Form 10-K for year ended  September 30, 1987 and Exhibit
      10.2 to Form 10-Q for quarter ended December 31, 1987.
11 Incorporated by reference from Exhibit 10a, Form S-8, Registration Statement No. 33-21027. Amendments thereto are incorporated by reference from Part II of prospectus dated August 21, 1990, contained in Form S-8, Registration Statement No. 33-36351 and as Exhibit 10.3.2 to Form 10-Q for quarter ended June 30, 1991.
12    Incorporated by reference from Form S-8, Registration Statement No.
      333-35299.
13    Incorporated by reference from Form S-8, Registration Statement No.
      333-52302
14 Incorporated by reference from Form S-8, Registration Statement No. 33-37266. Amendments thereto are incorporated by reference to Exhibit
      10.16 to Form 10-Q for the quarter ended December 31, 1996.
15 Incorporated by reference from Exhibit 10.21 to Form 10-K for the year ended September 30, 1993.
16 Incorporated by reference from Exhibit 10.1 to Form 8-K dated May 14, 1999 and Exhibit 10.11 to Form 10-K for the year ended September 30, 1999.
17 Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended September 30, 1999
18    Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 31, 2000
19    Incorporated by reference to Exhibit 10.2 to Form 8-K dated July 31, 2000
20    Incorporated by reference from Form S-3, Registration Statement No.
      333-46478
21 Incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended June 30, 1989

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



Dated:  February 16, 2001