Form 10-Q
period 2000-12-30
GENERAL DATACOMM INDUSTRIES INC
filed 2001-02-20
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2000

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

         Registrant's phone number, including area code: (203) 758-1811

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes     X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          Number of Shares Outstanding
     Title of Each Class                              at February 13, 2001

     Common Stock, $.10 par value                            28,708,217
     Class B Stock, $.10 par value                            2,057,103

                  Total Number of Pages in this Document is 28.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                        Page

Part I -- FINANCIAL INFORMATION

          Consolidated Balance Sheets -
          December 31, 2000 and September 30, 2000 ..................... 3

          Consolidated Statements of Operations and
          Accumulated Deficit - For the Three Months
          Ended December 31, 2000 and 1999  ...........................  4

          Consolidated Statements of Cash Flows - For the
          Three Months Ended December 31, 2000 and 1999 ...............  5

          Notes to Consolidated Financial Statements ..................  6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations ............... 16


Part II -- OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K ..................... 27

                          PART I. FINANCIAL INFORMATION


               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                 December 31,     September 30,
 In thousands, except shares                         2000             2000
 ------------------------------------------------------------------------------
 ASSETS:                                              (Unaudited)
  Current assets:
       Cash and cash equivalents                  $2,344              $3,572
       Accounts receivable, less allowance
       for doubtful receivables of $1,913
       in December and $2,037 in September        23,508              25,631
       Inventories                                32,782              31,718
       Deferred income taxes                       1,525               1,521
       Other current assets                        8,438               8,311
 ------------------------------------------------------------------------------
 Total current assets                             68,597              70,753
 ------------------------------------------------------------------------------
 Property, plant and equipment, net               28,324              29,658
 Capitalized software development costs, net      17,532              22,160
 Other assets                                      9,021              10,512
 ------------------------------------------------------------------------------
                                                $123,474            $133,083
 ------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
      Current portion of long-term debt          $54,365             $51,982
      Accounts payable, trade                     24,294              23,040
      Accrued payroll and payroll-related costs    4,219               4,853
      Deferred income                              6,069               6,567
      Other current liabilities                   15,501              14,070
 ------------------------------------------------------------------------------
 Total current liabilities                       104,448             100,512
 ------------------------------------------------------------------------------
 Long-term debt, less current portion              3,000               3,000
 Deferred income taxes                             2,272               2,266
 Other liabilities                                 1,066               1,142
 ------------------------------------------------------------------------------
 Total liabilities                               110,786             106,920
 ------------------------------------------------------------------------------
 Commitments and contingent liabilities               --                  --
 Stockholders' equity:
   Preferred  stock,  par value $1.00 per share,
     3,000,000  shares  authorized;
     issued  and  outstanding:  787,900  shares
     of  9%  cumulative  convertible
     exchangeable   preferred   stock  and
     200,000   shares  of  5%  cumulative
     convertible preferred stock; total
      liquidation  preference of $24.7 million       988                 988
   Class B stock, par value $.10 per share,
     10,000,000 shares authorized; issued
     and outstanding: 2,057,103 in
     December and in September                       206                 206
   Common stock, par value $.10 per share,
     50,000,000 shares authorized; issued
     and outstanding: 27,710,710 in December
     and 27,709,710 in September                   2,771               2,771
   Capital in excess of par value                194,433             194,431
   Accumulated deficit                          (179,645)           (165,754)
   Accumulated other comprehensive loss           (4,626)             (5,040)
   Common stock held in treasury, at cost:
     194,614 shares in December and in September  (1,439)             (1,439)
 ------------------------------------------------------------------------------
 Total stockholders' equity                       12,688              26,163
 ------------------------------------------------------------------------------
                                                $123,474            $133,083
 ------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)
                                                        Three Months Ended
                                                          December 31,
-------------------------------------------------------------------------------
      In thousands, except per share data            2000           1999
-------------------------------------------------------------------------------
       Revenues:
          Net product sales                            $16,675        $35,362
          Service revenue                               12,162         11,195
          Other revenue                                    601          1,023
                                                        ------         ------
                                                        29,438         47,580
       Cost of revenues:
          Cost of product sales                         10,813         18,380
          Cost of service revenue                        9,930          8,186
          Cost of other revenue                             44             88
                                                        ------         ------
                                                        20,787         26,654

       Gross margin                                      8,651         20,926

       Amortization of capitalized
          software development costs                     2,466          3,000

       Operating expenses:
          Selling, general and administrative           12,627         14,603
          Research and product development               4,815          5,172
          Restructuring and other charges                4,900            500
                                                       -------         ------
                                                        22,342         20,275

       Operating loss                                  (16,157)        (2,349)

       Other income (expense):
          Interest, net                                 (2,009)        (2,012)
          Legal settlement proceeds, net                 5,000             --
          Debt conversion expense                           --         (1,524)
          Other, net                                      (325)           244
                                                       --------        -------
                                                         2,666         (3,292)

       Loss before income taxes                        (13,491)        (5,641)
       Income tax provision                                400            300
                                                       --------       --------
       Net loss                                       ($13,891)       ($5,941)
                                                      =========       ========
       Basic and diluted loss per share                 ($0.47)        ($0.29)

       Weighted average number of common and
        common  equivalent shares outstanding           29,573         22,271
                                                     =========      =========

       Accumulated deficit at beginning of period    ($165,754)     ($127,472)
       Net loss                                        (13,891)        (5,941)
       Payment of preferred stock dividends                 --           (450)
                                                     ----------     ----------
       Accumulated deficit at end of period          ($179,645)     ($133,863)
                                                     ==========     ==========

 The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Increase (Decrease) in Cash
                                                       and Cash Equivalents
                                                   ----------------------------
                                                      Three Months Ended
                                                          December 31,
                                                  ---------------------------
In thousands                                           2000         1999
------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                             ($13,891)      ($5,941)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                        4,478         5,768
    Non-cash charge for write-off of capitalized
     software development costs                          4,300            --
    Non-cash charge for debt conversion expense            --          1,524
    Changes in:
      Accounts receivable                                2,124         2,422
      Inventories                                       (1,049)       (4,383)
      Accounts payable and accrued expenses              1,362         1,670
      Other net current assets                              12           520
      Other net long-term assets                         1,532          (592)
------------------------------------------------------------------------------
Net cash provided by (used in) operating activities     (1,132)          988
------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property, plant and equipment, net       (366)       (1,211)
  Capitalized software development costs                (2,138)       (3,000)
-------------------------------------------------------------------------------
Net cash used in investing activities                   (2,504)       (4,211)
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Revolver borrowings (repayments), net                  3,763       (15,111)
  Proceeds from notes and mortgages                         --        19,700
  Principal payments on notes and mortgages             (1,411)       (1,244)
  Proceeds from issuing common stock                         2             9
  Payment of preferred stock dividends                      --          (450)
-------------------------------------------------------------------------------
 Net cash provided by financing activities               2,354         2,904
 ------------------------------------------------------------------------------
 Effect of exchange rates on cash                           54           (70)
 ------------------------------------------------------------------------------
 Net decrease in cash and cash equivalents              (1,228)         (389)
 Cash and cash equivalents at beginning
   of period - (1)                                       3,572         3,790
 ------------------------------------------------------------------------------
 Cash and cash equivalents at end of period - (1)       $2,344        $3,401
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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1.         BASIS OF PRESENTATION

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, "Business Conditions and Financial Plans," the Company has suffered recurring losses and cash deficits from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters, which are also discussed in Note 2, are dependent upon several factors, including the Company's ability to increase revenue levels, restructure operations to generate positive cash flows, retain access to funds under its existing primary loan and security agreement ("Loan Agreement") and to obtain additional financing. The presented financial statements do not include any adjustments which might result from the outcome of these uncertainties.

                In the opinion of management and subject to the discussion above, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of December 31, 2000, the consolidated results of their operations for the three months ended December 31, 2000 and 1999, and their cash flows for the three months ended December 31, 2000 and 1999. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

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

                In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133
                ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities.
                The Company has not historically entered into derivative instruments and/or hedging contracts. As a result, adoption of SFAS 133 did not have an impact on the Company's reported financial position or results of operations.

                Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," provides the SEC staff's

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is in the process of evaluating SAB 101; however, implementation of SAB 101 is not presently expected to have a material impact on the Company's reported financial position or results of operations. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

                The unaudited consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K for the fiscal year ended September 30, 2000.

NOTE 2.         BUSINESS CONDITIONS AND FINANCIAL PLANS

                In recent years (and in the quarter ended December 31, 2000), the Company has experienced recurring net losses and, as a result, has consumed cash in operating and investing activities. In addition, as a result of reduced product shipment levels (resulting from a general economic and industry slowdown, technology changes and other factors) and high investments in product development, the Company may continue to suffer significant net losses and a negative cash flow from operations. Preferred stock dividends have not been paid or declared since June 30, 2000.

                Due to certain activities which were in process and could have impacted disclosures in the Company's financial statements for the year ended September 30, 2000, the independent audit of such financial statements was not completed until January 9, 2001. As a result, on January 5, 2001, the Company's primary lenders served the Company with a notice of default on the basis that the Company did not provide such lenders with Company financial statements and an unqualified opinion within 90 days of its fiscal year end, as required in the Company's Loan Agreement. However, the Company has since provided its lenders with such financial statements for the year ended September 30, 2000 along with an unqualified opinion from its independent auditors. The Company's independent auditors also set forth an explanatory paragraph in their report following their unqualified opinion expressing uncertainty about the Company's ability to continue as a going concern.

                Although the primary lenders have served a notice of default, such lenders have not terminated the revolving line of credit portion of the Loan Agreement, pursuant to which advances are still continuing. However, the lenders have reserved their right to declare such advances due and payable and/or limit the amount of such future advances, are monitoring such advances and have increased the interest rates on such advances and the outstanding term loans. If an event of default exists, there can be no assurance that the lenders will continue to make such advances or that they will not accelerate the maturity
                of  amounts  due  under the Loan Agreement.    Acceleration  of
                such amounts may in turn result in the acceleration of maturity of debt owed to other creditors. As a result of the claimed default, all outstanding indebtedness whose maturity could be accelerated has been classified as a current

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                liability at December 31, 2000 and September 30, 2000.

                Since the Company does not currently have any alternative sources of funds, these matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including the Company's ability to increase revenue levels, restructure operations to generate positive cash flows, retain access to funds under its existing Loan Agreement and to obtain additional financing. Potential financing sources include the sale of assets, technologies, existing businesses, the Company's common and preferred stock and the issuance of additional debt securities. Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that such efforts to obtain sufficient financing for operations will be successful in the future. Furthermore, the Company could violate covenant or default provisions of other debt agreements during fiscal 2001, which could accelerate the maturity of amounts due under such agreements.

                In response to current conditions and as a part of its ongoing corporate strategy, the Company has pursued (and is continuing to pursue) several initiatives intended to increase liquidity and better position the Company to compete under current market conditions. Refer to the Company's consolidated financial statements and related notes thereto filed with Form 10-K for the fiscal year ended September 30, 2000 for discussion of various actions taken by the Company since January 1998. Such actions resulted in a workforce reduction of 731 persons, or 42%, during the three-year period ended September 30, 2000.

                Furthermore, since September 30, 2000, the Company has announced a workforce reduction in November 2000 and a strategic reorganization in January 2001 which, on a combined basis, resulted in a workforce reduction of approximately 300 persons, or 30% of the Company's workforce as of September 30, 2000. Such strategic actions were targeted at achieving cash neutral operational performance for the Company on or about June 30, 2001, and profitability and positive cash flow on a longer-term basis, subject to the Company's ability to achieve revenue growth. These workforce reductions and other cost saving actions initiated by the Company are expected to result in cash savings of approximately $32 million per year.

                In addition to the restructuring and cost reduction actions taken, in June 2000, the Company engaged CIBC World Markets to provide strategic direction, which may ultimately involve the sale of one or more business units or the entire Company. To date this initiative has not been successful in identifying viable opportunities.

                However, the Company continues to actively pursue opportunities that are presented and is aggressively looking to identify new opportunities. To more aggressively pursue the sale of divisions, the Company has more recently engaged additional consultants to assist with such efforts.

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                While the Company is aggressively pursuing opportunities and corrective actions, as discussed above, there can be no assurance that the Company will be successful in its efforts to achieve future profitable operations, generate sufficient cash from operations and obtain additional funding sources. The financial statements, as presented, do not include any
                adjustments   that  may  result   from  the outcome  of  these
                uncertainties.

NOTE 3.         INVENTORIES

                Inventories consist of (in thousands):

                                  December 31, 2000     September 30, 2000
                                  -----------------     ------------------

                Raw materials       $ 8,788                $  7,852
                Work-in-process       4,111                   3,504
                Finished goods       19,883                  20,362
                                    -------                --------
                                    $32,782                $ 31,718
                                    =======                ========


NOTE 4.         PROPERTY, PLANT AND EQUIPMENT

                Property, plant and equipment consists of (in thousands):

                                          December 31, 2000  September 30, 2000
                                          ----------------   ------------------

                Land                            $ 1,749           $ 1,746
                Buildings and improvements       30,251            30,177
                Test equipment, fixtures
                 and field spares                54,064            53,818
                Machinery and equipment          58,217            57,995
                                                -------           -------
                                                144,281           143,736
                Less: accumulated depreciation  115,957           114,078
                                                -------           -------
                                                $28,324           $29,658
                                                =======           =======

               At December 31, 2000, land, buildings and improvements with a net book value of approximately $5.6 million are vacant and being held for sale.

NOTE 5.         CAPITALIZED SOFTWARE DEVELOPMENT COSTS

                As a result of restructuring operations, certain development projects were cancelled resulting in a $4.3 million non-cash charge for the write-off of capitalized software development costs in the quarter ended December 31, 2000.

                The accumulated amortization of capitalized software development costs amounted to $16,318,000 and $15,630,000 at December 31, 2000 and September 30, 2000, respectively.

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6.         LONG-TERM DEBT

                Long-term debt consists of (in thousands):

                                           December 31, 2000  September 30, 2000
                                           -----------------  ------------------

                Revolving credit facility   $ 10,720                $ 6,957
                Notes payable                 34,161                 35,452
                7 3/4% convertible senior
                  subordinated debentures      3,000                  3,000
                Real estate mortgages          9,484                  9,573
                                            --------                 ------
                                              57,365                 54,982
                Less:  current portion        54,365                 51,982
                                             -------                 ------
                                            $  3,000                $ 3,000
                                            ========                =======

                The Company has a $70 million credit facility with the Foothill Capital Corporation which is comprised of $35.0 million in term loans (original loan values) and a $35.0 million (maximum value) revolving line of credit ("Loan Agreement"). Most assets of the Company, including accounts receivable, inventories and property, plant and equipment are pledged as collateral under the Loan Agreement.

                Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 2000 for further disclosures applicable to the Loan Agreement. Separately, refer to Note 2, "Business Conditions and Financial Plans," for discussion regarding a default notice received by the Company on January 5, 2001. As a result of the claimed default, all outstanding indebtedness whose maturity could be accelerated has been classified as a current liability at December 31, 2000 and September 30, 2000 (such long-term debt which has been classified as current amounted to $45.0 million and $43.3 million at December 31, 2000 and September 30, 2000, respectively). In addition, interest rates under the Loan Agreement were increased by two percentage points effective January 5, 2001.

                Under the revolving line of credit portion of the Loan Agreement, funds are advanced subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories and the satisfaction of other financial covenants. Under this formula, at December 31, 2000, the Company would have been able to have up to $21.5 million in total borrowings and letters of credit. Borrowings outstanding on the revolving line of credit portion of the Loan Agreement amounted to $10.7 million at December 31, 2000 (as compared to $7.0 million at September 30, 2000). In addition, outstanding letters of credit amounted to $110,000 at December 31, 2000 and September 30, 2000.

                A financial covenant of the Loan Agreement requires that stockholders' equity, as

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                defined, must equal or exceed $10.0 million. At December 31, 2000, such stockholders' equity amounted to $14.1 million.

                Mortgage Covenant Requirement

                As of December 31, 2000, the Company had $8.9 million in mortgages outstanding with one lending group on its previous Corporate headquarters property, which is currently vacant and available for sale, and on its Naugatuck, Connecticut property, where its VITAL Network Services main offices and its remaining manufacturing operations are located. To maintain compliance with the tangible net worth covenant requirement of these mortgage agreements, the Company intends to increase stockholders' equity by a minimum of $10.4 million or reduce the mortgage balance by a minimum of $4.2 million on or before April 14, 2001 (the Company believes that the sale of the vacant premises during the cure period would satisfy the compliance). If the Company continues to report net losses in future quarters, additional actions to increase stockholders' equity and/or reduce the outstanding mortgage balance will be required to remain in compliance with the covenant requirement.

                Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 2000 for further disclosures applicable to the outstanding indebtedness of the Corporation.

NOTE 7.         OTHER INCOME AND EXPENSES

                Restructuring of Operations - As a result of restructuring of operations, in the quarter ended December 31, 2000 certain development projects were cancelled which resulted in a $4.3 million (non-cash) charge for the write-off of capitalized software development costs. In addition, severance costs attributable to a 100 person reduction-in-force amounted to $0.6 million in the quarter ended December 31, 2000. Total restructuring charges amounted to $4.9 million, or $0.17 per share, in the quarter ended December 31, 2000. Most of the severance costs were paid as of December 31, 2000.

                During the same quarter one year ago, the Company made a strategic decision to outsource a substantial portion of its manufacturing operations. This strategic decision resulted in the elimination of approximately 100 persons and a corresponding charge of $0.5 million, or $0.02 per share, primarily for post-employment benefits under the Company's severance plan.

                Legal Settlement Proceeds - The quarter ended December 31, 2000 includes income of $5.0 million, or $0.17 per share, for proceeds received, net of expenses, from a legal settlement.

                Debt Conversion Expense - Prior year results include a non-cash charge of $1.5

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                million, or $0.07 per share, for debt conversion expense. Reference is made to Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 2000,
                Note 8, "Long-Term Debt," for a more detailed discussion of the debt-to-equity conversions.

NOTE 8.         SEGMENT INFORMATION - INTERIM DISCLOSURES

                The following represent the Company's reportable segments:

                  . Broadband Systems Division ("BSD")
                  . Network Access Division ("NAD")
                  . VITAL Network Services, L.L.C.
                  . DataComm Leasing Corporation

                Results of the Company's Multimedia Division are reported as part of the Broadband Systems Division since BSD remains the primary sales channel for the Multimedia division. The accounting policies of the segments are the same as those described in Note 2, "Description of Business and Summary of Significant Accounting Policies," in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 2000, except for capitalized software accounting. Such costs are treated as a period expense when measuring divisional performance.

                For additional information, including a description of the type of business conducted by each respective SBU, refer to Note 12 in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 2000.

                The tables below present financial performance information by reportable segment (in thousands):

                                                         Three Months Ended
                                                            December 31,
                                                        --------------------
                                                          2000         1999
                                                        --------------------
                Revenue:
                   Broadband Systems Division           $ 8,985      $17,450
                   Network Access Division                7,714       17,928
                   VITAL Network Services, L.L.C.        12,162       11,195
                   DataComm Leasing Corporation             577        1,007
                                                        -------      -------
                      Total                             $29,438      $47,580
                                                        =======      =======

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                Operating Income (Loss):
                   Broadband Systems Division          $(7,893)      $(3,959)
                   Network Access Division              (2,234)        1,737
                   VITAL Network Services, L.L.C.         (147)          596
                   DataComm Leasing Corporation            413           750
                                                       --------      --------
                      Total                            $(9,861)      $  (876)
                                                       ========      ========

                Reconciliations of operating loss, as reported above, to consolidated loss before income taxes are summarized below:

                   Operating loss, per above           $(9,861)        $(876)
                   Capitalized software activity, net     (328)           --
                   General corporate expenses           (1,068)         (973)
                   Restructuring of operations          (4,900)         (500)
                   Legal settlement proceeds, net        5,000           --
                   Debt conversion expense                  --        (1,524)
                   Other expense                        (2,334)       (1,768)
                                                      ---------      --------

                   Loss Before Income Taxes           $(13,491)      $(5,641)
                                                      =========      ========

NOTE 9.         LOSS PER SHARE

                The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                          Three Months Ended
                                                              December 31,
                                                      ------------------------
                                                      2000                1999
                                                      ------------------------
                Numerator:
                   Net loss                           $(13,891)        $(5,941)
                   Preferred stock dividends                --            (450)
                                                      ---------        --------

                   Numerator for basic and diluted
                     loss per share - loss applicable
                     to common stockholders           $(13,891)        $(6,391)
                                                      =========        =======
                Denominator:
                   Denominator for basic and diluted
                      loss per share - weighted
                      average shares outstanding        29,573          22,271
                                                      --------        ---------

                Basic and diluted loss per share      $ (0.47)        $ (0.29)
                                                      ========        ========

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                Outstanding securities (not included in the above computations because of their dilutive impact on reported loss per share) which could potentially dilute earnings per share in the future include convertible debentures, convertible preferred stock and employee stock options and warrants. For additional disclosure information, including conversion terms, refer to Notes 8, 11 and 13, respectively, in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 2000. Weighted average employee stock options outstanding during the three months ended December 31, 2000 approximated 4,378,746 shares, of which 3,265,711 would not have been included in diluted earnings per share calculations for the three months ended December 31, 2000 (if the Company reported net income for the referenced period) because the effect would be antidilutive.

NOTE 10.        COMPREHENSIVE INCOME (LOSS)

                The following table sets forth the computation of comprehensive loss:

                                                         Three Months Ended
                                                            December 31,
                                                         ------------------
                                                         2000          1999

                Net loss                              $(13,891)      $(5,941)
                Other comprehensive loss,
                net of tax:
                  Foreign currency translation
                  adjustments                              420          (491)
                                                      ---------      --------
                Comprehensive loss                    $(13,471)      $(6,432)
                                                      =========      ========

NOTE 11.        SUBSEQUENT EVENTS

                Notice Of Default

                On January 5, 2001, the Company's primary lenders served the Company with a notice of default under the Company's Loan Agreement on the basis that the Company did not provide such lenders with Company financial statements and an unqualified opinion within 90 days of its fiscal year end, as required in the Company's Loan Agreement. The Company has since provided its lenders with such financial statements for the year ended September 30, 2000 along with an unqualified opinion from its independent auditors. Refer to Note 2, "Business Conditions and Financial Plans" and Note 6, "Long-Term Debt," for further discussion.

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                Restructuring Of Operations
                ---------------------------
                On January 17, 2001, the Company announced that it has embarked on a comprehensive restructuring plan designed to restore its operations to financial health. Subsequent to December 31, 2000, the Company executed a restructuring plan which resulted in a workforce reduction of approximately 200 persons (the Company does not expect to pay severance costs as a result of such workforce reduction). When combined with the 100 person reduction-in-force completed in November 2000, total annual payroll savings are expected to approximate $20 million. In addition, the Company estimates that non-payroll cash savings will approximate $12 million per year, for total cash savings of approximately $32 million per year.

                The restructuring, which included the elimination of several layers of management and a number of administrative support positions, is intended to match employment levels with customer demand for products and services.

                5% Preferred Stock Activity
                ---------------------------
                In July 2000, the Company sold 200,000 shares of 5% Cumulative Convertible Preferred Stock ("5% Preferred Stock") for $5,000,000. The 5% Preferred Stock was originally convertible into one million shares of Common Stock at $5.00 per share, or five shares of common stock for each share of 5% Preferred Stock.

                Pursuant to the governing provisions of the 5% Preferred Stock, on January 31, 2001 the conversion price was reset to $0.651 per common share, or approximately 38.4 shares of common stock for each share of 5% Preferred Stock. As a result, effective January 31, 2001, the $5 million of 5% Preferred Stock outstanding at December 31, 2000 could become convertible into a maximum of 7,680,491 shares of common stock (as compared to one million shares of common stock prior to the reset).

                However, at January 31, 2001, only 4,686,703 shares of common stock have been registered and are issuable (upon conversion) to the holders of 5% Preferred Stock. On July 31, 2002, any outstanding 5% Preferred Stock must either be redeemed by the Company or the remaining 2,993,788 shares of common stock must be registered and issued by the Company.

                As of February 13, 2001, 50,000 shares of the 5% Preferred Stock have been converted into 1,920,121 shares of common stock.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Business Conditions and Financial Plans

Due to certain activities which were in process and could have impacted disclosures in the Company's financial statements for the year ended September 30, 2000, the independent audit of such financial statements was not completed until January 9, 2001. As a result, on January 5, 2001, the Company's primary lenders served the Company with a notice of default on the basis that the Company did not provide such lenders with Company financial statements and an unqualified opinion within 90 days of its fiscal year end, as required in the Company's Loan Agreement. However, the Company has since provided its lenders with such financial statements for the year ended September 30, 2000 along with an unqualified opinion from its independent auditors. The Company's independent auditors also set forth an explanatory paragraph in their report following their unqualified opinion expressing uncertainty about the Company's ability to continue as a going concern.

Although the primary lenders have served a notice of default, such lenders have not terminated the revolving line of credit portion of the Loan Agreement, pursuant to which advances are still continuing. However, the lenders have reserved their right to declare such advances due and payable and/or limit the amount of such future advances, are monitoring such advances and have increased the interest rates on such advances and the outstanding term loans. If an event of default exists, there can be no assurance that the lenders will continue to make such advances or that they will not accelerate the maturity of amounts due under the Loan Agreement. Acceleration of such amounts may in turn result in the acceleration of maturity of debt owed to other creditors. As a result of the claimed default, all outstanding indebtedness whose maturity could be accelerated has been classified as a current liability at December 31, 2000 and September 30, 2000.

Since the Company does not currently have any alternative sources of funds, these matters raise substantial doubt about the Company's ability to continue as a going concern. Reference is made to Note 2, "Business Conditions and Financial Plans" and Note 6, "Long-Term Debt," for more detailed discussions, including risks and Company plans.

Summary Highlights

Product revenues in the current quarter were disappointing, down $18.7 million or 53%. The Company believes that the current fiscal quarter's revenues were affected by several factors, including: (1) a tightening of capital spending for telecom equipment by service providers and enterprises; (2) continued problems with the Company's manufacturing outsourcing program; and (3) some distraction associated with the layoffs that occurred in the quarter.

Although operating expenses, excluding one-time charges, were down $2.3 million, or 11.8%, from the prior year, this only partially offset the effect of lower product revenues and margins. Lower product margin percentages result from the costs of managing product supply being absorbed over a reduced revenue base.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

In anticipation of revenue shortfalls and downward market trends, the Company acted in November 2000 to reduce the Company's workforce by approximately 100 positions for annualized saving of approximately $6 million. In addition, in January 2001 the Company initiated a restructuring plan resulting in the elimination of an additional 200 positions and incremental annualized saving of $14 million. The combined reductions are expected to result in payroll-related savings of $20 million per year. In addition, the restructuring plan is expected to result in a reduced level of (non-payroll) operating expenses and capital expenditures, for total cash savings of approximately $32 million per year.

The Company is targeting to achieve breakeven cash flow by June 30, 2001. Anticipated savings are due in part to the elimination of redundant management positions, the consolidation of marketing, sales and engineering resources, an improved product development focus, and a reduction of overall expenses. The merger of the Broadband Systems and Network Access divisions in particular has resulted in increased organizational efficiency. The Company has targeted the broadband access market as strategically important to its future growth and business success using the combined expertise of our Access and Broadband engineering groups.

Separately, the Company has made progress in its efforts to sell assets and/or divisions. Such actions, if and when executed, could improve the Company's financial position, which in turn could improve our ability to attract and retain customers and employees.

At December 31, 2000, the Company would have been able to borrow up to $21.5 million under the revolving line of credit portion of its Loan Agreement. Borrowings outstanding on the revolving line of credit amounted to $10.7 million at December 31, 2000 (as compared to $7.0 million at September 30, 2000), leaving an additional $10.8 million available for borrowing at the close of business on December 31, 2000. It should be noted, however, that the Company does not currently have sufficient funds to sustain operations for an extended period. In order to obtain such funds the Company will be required to sell additional stock, take on additional debt or sell assets, such as one or more divisions. Such actions will also be required to satisfy covenant requirements under the Company's Loan Agreement and under a mortgage agreement. Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that such efforts to obtain sufficient financing for operations will be successful in the future.

Results Of Operations

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                                          Three Months Ended
                                                               December 31,
                                                           2000          1999
                                                       -----------------------
Revenues:
    Net product sales                                     56.7%         74.3%
    Service revenue                                       41.3          23.5
    Other revenue                                          2.0           2.2
                                                         -------       ------
                                                         100.0         100.0
Cost of revenues                                          70.6          56.0
                                                         -------       ------
Gross margin                                              29.4          44.0
Amortization of capitalized
  software development costs                               8.4           6.3
Selling, general and administrative                       42.9          30.7
Research and product development                          16.4          10.9
                                                         ------         ----

Operating loss before restructuring charges              (38.3)         (3.9)
Restructuring of operations                               16.6           1.0
                                                         ------         -----

Operating loss                                           (54.9)%        (4.9)%
                                                        -------         -----

Net loss excluding unique items*                         (47.5)%        (8.2)%
                                                        -------         -----

Net loss                                                 (47.2)%       (12.5)%
                                                         ======        ======
--------------------
*Current year unique items are comprised of restructuring charges and income from a legal settlement. Prior year unique items are comprised of restructuring charges and debt conversion expense.

Summary comments are as follows: (1) product revenue represents a significantly reduced portion of total revenue, reflecting the combined impact of a 53% reduction in product revenues and 8.6% service revenue growth; (2) gross margin erosion primarily result from the costs of managing product supply being absorbed over a reduced revenue base; service margins were also down; (3) operating expenses, which have were reduced as compared to the prior year when measured in dollars, are higher when measured as a percent of revenue due the reduced revenue base; and (4) current year restructuring of operations includes a $4.3 million charge (14.6% of revenue) for the write-off of capitalized software development costs applicable to projects which were cancelled as a result of a Company restructuring.

Operating Segments: Discussion and analysis of the financial performance of the Company's reportable operating segments is presented below. Such discussions do not include the impact of charges for restructuring of operations, as the Company does not segregate such charges by business unit. In the case of all operating segments, reference is made to Note 8, "Segment Information - Interim Disclosures," for further discussion and disclosure.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Summary financial results by business unit for three months ended December 31, 2000 and 1999, along with a reconciliation to the reported net loss, follows
($ in millions):
                                                        Three Months Ended
                                                           December 31,
                                                      2000           1999
                                                ------------------------------
         Revenues
         --------
         Broadband Systems Division               $ 9.0             $17.5
         Network Access Division                    7.7              17.9
         VITAL Network Services                    12.2              11.2
         Other                                      0.5               1.0
                                                -------            ------
              Total                               $29.4             $47.6

         Operating Income (Loss)
         -----------------------
         Broadband Systems Division               $(7.9)            $(4.0)
         Network Access Division                   (2.2)              1.7
         VITAL Network Services                    (0.1)              0.6
         Other                                      0.3               0.8
                                               --------          ---------
              Total                                (9.9)             (0.9)


         Reconciliation to net loss:
         --------------------------
         General corporate expenses                (1.1)             (1.0)
         Interest expense, net                     (2.0)             (2.0)
         Restructuring costs                       (4.9)             (0.5)
         Legal settlement proceeds, net             5.0              --
         Debt conversion expense                   --                (1.5)
         Other, net                                (0.6)              0.3
                                               ---------          --------
          Net loss before tax                   $ (13.5)            $(5.6)
          Income tax provision                      0.4               0.3
                                               ---------          -------
          Net loss                              $ (13.9)            $(5.9)
                                                ========           ======

Results going forward will be significantly impacted by headcount and cost reductions implemented as part of a restructuring program in January 2001. See "Summary Highlights" for further discussion.

Broadband Systems Division (BSD)
--------------------------------

BSD's $8.5 million revenue reduction was attributable to a slowdown in orders in the networking industry which has also been noted by other companies, and this appeared to be true for BSD's customer base as well. Sales of older generation products have been on a downward trend in recent years. Most of BSD's revenue loss was experienced in Europe where BSD has its largest customer base. The resulting gross margin loss more than offset operating cost savings achieved by the division.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

During the quarter ended December 31, 2000, BSD remained the primary channel for the sale of product by the Multimedia Division ("MMD"); as a result, MMD's results continue to be reported as part of the BSD.

Network Access Division (NAD)
-----------------------------

Revenues for the NAD were down $10.2 million, or 57%, from the same quarter one year ago. The revenue loss was experienced in both domestic and international markets. NAD revenues for the current quarter were negatively impacted by three major influences: (1) a significant slowdown in capital expenditures by the division's incumbent telephone company customer base; (2) the inability to provide timely deliveries as a result of problems experienced with the division's primary outsource vendor (the division is currently transitioning its manufacturing requirements to other vendors); and (3) prior year revenues were unusually strong as a result of sales to one specific customer. NAD's sales and resulting margin losses more that offset operating cost savings achieved by the division.

VITAL Network Services, L.L.C. (VITAL)
--------------------------------------

In the quarter ended December 31, 2000, VITAL reported revenues of $12.2 million, an increase of approximately $1.0 million, or 9%, over the same period one year ago. Revenues a year ago were negatively effected by the "Y2K" slowdown in revenues. VITAL's operating loss of $0.1 million in the current quarter compares to an operating profit of $0.6 million one year ago, reflecting the combined impact of reduced gross margin rates associated with higher subcontract costs and lower productivity in the U.S., and increased operating costs due to investments made in computer systems and other operations. To improve results going forward, VITAL also reduced its headcount and operating costs as part of the Company's restructuring effort executed in January 2001.

VITAL continues its initiative to take advantage of the growing networking market and manufacturers supplying this market. For the current quarter, VITAL's non-GDC business increased, representing 82% of all new business booked. This is slightly higher than the immediately preceding quarter and continues to reflect an increasing level of independence (from GDC) with regard to VITAL's revenue stream.

DataComm Leasing Corporation (DLC)
----------------------------------

DLC's operating income, derived from both operating and finance lease activities, amounted to $0.3 million and $0.8 in the quarters ended December 31, 2000 and 1999, respectively. The reduced level of operating income is attributable to the expiration of older leases and the lack of new lease financing required by the Company's customer base.

Restructuring of Operations: The Company recorded restructuring charges of $4.9 million and $0.5 million in the quarters ended December 31, 2000 and 1999, respectively. Refer to Note 7, "Other Income and Expenses," for detailed discussion.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Interest Expense and Other Income and Expense: Interest expense amounted to $2.0 million in the quarters ended December 31, 2000 and 1999. Separately, the quarter ended December 31, 2000 includes income of $5.0 million, or $0.17 per share, for proceeds received, net of expenses, from a legal settlement. Prior year results include a non-cash charge of $1.5 million, or $0.07 per share, for debt conversion expense. Reference is made to Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 2000, Note 8, "Long-Term Debt," for a more detailed discussion of the debt-to-equity conversions.

Income Taxes: Tax provisions recorded by the Company, principally for foreign income and domestic state taxes, amounted to $400,000 and $300,000 in the quarters ended December 31, 2000 and 1999, respectively. The Company has significant federal net operating loss carryforwards available to offset future federal income tax liabilities. However, based on the uncertainty of the ultimate realization of such carryforwards, no net deferred tax asset (or related deferred tax benefit) has been recorded in the Company's financial statements.

Foreign Currency Risk

The Company's foreign subsidiaries are exposed to foreign currency fluctuations since they are invoicing customers in local currencies while liabilities for product purchases from the parent Company are transacted in U.S. dollars. The impact of foreign currency fluctuations on these U.S. dollar-denominated liabilities is recorded as a component of "Other Income and Expense" in the Company's consolidated statements of operations. Such activity resulted in net currency exchange gains or (losses) of $(347,000) and $252,000 for the quarters ended December 31, 2000 and 1999, respectively.

No individual foreign subsidiary has traditionally comprised 10 percent or more of consolidated revenue or assets, and most subsidiary operations represent less than 5 percent of consolidated assets. Therefore, the Company historically has not entered into hedge contracts or any form of derivative or similar investment. Separately, the introduction of the Euro as a common currency for members of the European Monetary Union, which occurred during fiscal 1999, has not had, and in the future is not expected to have, a significant impact on the Company's exposure to foreign currency transactions. See "Market Risk" below for further discussion of foreign currency risk.

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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Interest Risk

For discussion applicable to interest risk, reference is made to Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 2000, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, under the caption "Interest Risk."

Liquidity and Capital Resources

Due to certain activities which were in process and could have impacted disclosures in the Company's financial statements for the year ended September 30, 2000, the independent audit of such financial statements was not completed until January 9, 2001. As a result, on January 5, 2001, the Company's primary lenders served the Company with a notice of default on the basis that the Company did not provide such lenders with Company financial statements and an unqualified opinion within 90 days of its fiscal year end, as required in the Company's Loan Agreement. However, the Company has since provided its lenders with such financial statements for the year ended September 30, 2000 along with an unqualified opinion from its independent auditors. The Company's independent auditors also set forth an explanatory paragraph in their report following their unqualified opinion expressing uncertainty about the Company's ability to continue as a going concern.

Although the primary lenders have served a notice of default, such lenders have not terminated the revolving line of credit portion of the Loan Agreement, pursuant to which advances are still continuing. However, the lenders have reserved their right to declare such advances due and payable and/or limit the amount of such future advances, are monitoring such advances and have increased the interest rates on such advances and the outstanding term loans. If an event of default exists, there can be no assurance that the lenders will continue to make such advances or that they will not accelerate the maturity of amounts due under the Loan Agreement. Acceleration of such amounts may in turn result in the acceleration of maturity of debt owed to other creditors. As a result of the claimed default, all outstanding indebtedness whose maturity could be accelerated has been classified as a current liability at December 31, 2000 and September 30, 2000.

Since the Company does not currently have any alternative sources of funds, these matters raise substantial doubt about the Company's ability to continue as a going concern. Reference is made to Note 2, "Business Conditions and Financial Plans" and Note 6, "Long-Term Debt," for more detailed discussions, including risks and Company plans.

Subject to the above-referenced risks, future cash requirements are planned to be satisfied from a combination of cash balances ($2.3 million at December 31, 2000), additional borrowings available under the Company's revolving line of credit and, possibly, other funds resulting from new borrowings and/or the sale of assets and/or securities. Based upon the provisions of the Company's Loan Agreement, $10.8 million of additional funds were available to borrow at December 31, 2000.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

As a result of cost reduction actions taken in November 2000 and January 2001, the Company eliminated approximately 300 positions and curtailed discretionary spending. The Company estimates such actions will result in annual cash savings of $32 million. The Company has targeted to become cash neutral by June 30, 2001. However, based upon current projections, the Company may require (in addition to continued access to revolving line of credit funds under its Loan Agreement) additional funds in the second fiscal quarter ending March 31, 2001 to sustain future operations. In order to obtain such funds, the Company will be required to sell additional stock, secure additional debt financing or sell assets, such as one or more divisions.

The Company has continued its efforts to sell or spin off assets, including one or more divisions. Although to date this initiative has not been successful in providing additional funds, the Company continues to actively pursue opportunities that are presented and is currently engaged in such discussions. Such actions, if and when executed, could improve the Company's financial position, which in turn may improve the Company's ability to attract new working capital funds (i.e., enter into new or renegotiate existing loan agreements and/or effectuate security offerings).

The Company is actively pursuing additional sources of financing. Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that such efforts to obtain sufficient financing for operations will be successful in the future, or successful on terms that would be considered beneficial to the Company and its shareholders.

The Company currently has a $70 million Loan Agreement in place, comprised of $35 million (original amount) in term loans and a $35 million (maximum value) revolving line of credit. At December 31, 2000, the Company had $32.8 million in term loans outstanding and $10.7 million in revolving line of credit borrowings outstanding. Reference is made to Note 2, "Business Conditions and Financial Plans" and Note 6, "Long-Term Debt," for further discussion of the Loan Agreement and other outstanding indebtedness of the Company, including actions required by the Company to remain in compliance with the covenant requirements of a mortgage agreement (such mortgage had an outstanding balance of $8.9 million at December 31, 2000). Furthermore, reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 2000 for further disclosures applicable to outstanding indebtedness of the Corporation.

Operating

Net cash provided by or (used in) operating activities amounted to $(1.1) million and $1.0 million in the three-month periods ended December 31, 2000 and 1999, respectively. Both quarters reflect primarily the impact of reported net losses offset by non-cash charges, including depreciation expense. In addition to depreciation expense, the current quarter includes a $4.3 million non-cash charge for the write-off of capitalized software development costs, and the prior year's results include a $1.5 million non-cash charge for debt conversion expense.

Non-debt working capital, excluding cash and cash equivalents, amounted to $16.2 million at December 31, 2000, as compared to $18.7 million at September 30,
2000. A reduction in accounts receivable, resulting from lower product shipments, comprised most of the reduction.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Investing

The Company has restricted investments to capital equipment and software development critical to operations. Investments in property, plant and equipment amounted to $0.4 million and $1.2 million in the quarters ended December 31, 2000 and 1999, respectively. Investments in capitalized software amounted to $2.1 million and $3.0 million in the quarters ended December 31, 2000 and 1999, respectively. All investment activity is targeted to satisfy minimum operating requirements and to embrace new undertakings with the greatest potential returns.

Financing

Net cash provided by financing activities amounted to $2.4 million and $2.9 million in the quarters ended December 31, 2000 and 1999, respectively. Current year activity is solely comprised of $2.4 million of net borrowings. Fiscal 1999 activity is comprised of $3.3 million of net borrowings and the payment of $450,000 in preferred stock dividends.

Future Adoption of New Accounting Statements

Reference is made to Note 1, "Basis Of Presentation," for discussion regarding the Company's adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. Company plans regarding adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," is also discussed therein.

Certain Risk Factors

Continuing Losses: The Company has sustained net losses for the past 25 quarters ended December 31, 2000. There can be no assurance as to when the Company will achieve net income.

Credit Availability: As noted above, on January 5, 2001, the Company's primary lenders served the Company with a notice of default on the basis that the Company did not provide such lenders with Company financial statements and an unqualified opinion within 90 days of its fiscal year end, as required in the Company's Loan Agreement. However, the Company has since provided its lenders with such financial statements for the year ended September 30, 2000 along with an unqualified opinion from its independent auditors. The Company's independent auditors also set forth an explanatory paragraph in their report following their unqualified opinion expressing uncertainty about the Company's ability to continue as a going concern.

Although the primary lenders have served a notice of default, such lenders have not terminated the revolving line of credit portion of the Loan Agreement, pursuant to which advances are still continuing. However, the lenders have reserved their right to declare such advances due and payable and/or limit the amount of such future advances, are monitoring such advances and have increased the interest rates on such advances and the outstanding term loans. If an event of

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

default exists, there can be no assurance that the lenders will continue to make such advances or that they will not accelerate the maturity of amounts due under the Loan Agreement. Acceleration of such amounts may in turn result in the acceleration of maturity of debt owed to other creditors.

Amounts outstanding under the Loan Agreement amounted to $43.5 million at December 31, 2000. In addition, the Company's Loan Agreement and certain mortgage agreements require compliance with specific financial covenants. As discussed above, actions resulting in an increase in reported stockholders' equity and/or a reduction in the outstanding balance of a mortgage loan will be required for the Company to remain in compliance with covenant requirements of the mortgage loan agreement. Reference is made to Note 6, "Long-Term Debt," for more detailed discussions.

Since the Company does not currently have any alternative sources of funds, these matters raise substantial doubt about the Company's ability to continue as a going concern. Should the lenders take further action, the Company may be unable to borrow funds under such agreement. In such case the Company would be required to seek other financing to fund its operations, and there can be no assurance the Company will be able to obtain such financing or, if obtained, on terms deemed favorable by the Company. Reference is made to Note 2, "Business Conditions and Financial Plans" and Note 6, "Long-Term Debt," for more detailed discussions, including risks and Company plans.

Reliance on Outsourced Manufacturing: During fiscal 1999 and 2000, the Company outsourced substantially all of its manufacturing operations. Therefore, the Company is largely dependent on third-party suppliers to meet product delivery deadlines and quality requirements. Any shortfall in the satisfaction of these requirements could negatively impact revenue and profitability in that quarter, and possibly thereafter. The Company's weakening financial position, including the above-referenced notice of default from the Company's primary lenders, also poses a risk that such manufacturing outsource suppliers could become unwilling to continue doing business with the Company.

Volatility of Stock Price: The trading price of the Company's Common Stock has fluctuated widely in response to, among other things, quarter-to-quarter operating results and financial position, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, changes in earnings estimates by analysts and, from time to time, the volatile nature of equity markets. Any shortfall in revenue or earnings from expected levels or restrictions in credit availability could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Portions of the foregoing discussion include descriptions of the Company's expectations regarding future trends affecting its business. The forward-looking statements made in this report, as well as all other forward-looking statements or information provided by the Company

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

or its  employees,  whether  written or oral, are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and future results are subject to, and should be considered in light of risks, uncertainties, and other factors which may affect future results including, but not limited to, competition, rapid changing technology, regulatory requirements, and uncertainties of international trade. Examples of risks and uncertainties include, among other things: (i) the Company's ability to retain access funds available under all existing loan agreements and the continued satisfaction of related covenant requirements, including, if necessary, the ability to achieve amendments and/or waivers thereto to maintain compliance with the terms of all such outstanding indebtedness; (ii) the possibility that the additional indebtedness permitted to be incurred under the revolving credit facility portion of the Loan Agreement may not be sufficient to maintain the Company's operations; (iii) the Company's ability to satisfy its financial obligations and to obtain additional financial resources, if required; (iv) the Company's ability to effectively restructure its operations and achieve profitability; (v) the Company's ability to retain existing and obtain new customers; (vi) the Company's ability to maintain existing supply arrangements and terms; and (vii) the Company's ability to retain key employees.

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


                                            GENERAL DATACOMM INDUSTRIES, INC.
                                            --------------------------------
                                                     (Registrant)

                                            By:  /S/ WILLIAM G. HENRY
                                                 ---------------------------
                                                 William G. Henry
                                                 Vice President, Finance and
                                                 Principal Financial Officer


Dated:  February 19, 2001