Form 10-Q
period 2001-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 2001-05-21
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-8086

                        GENERAL DATACOMM INDUSTRIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       06-0853856
---------------------------------          ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

    Middlebury, Connecticut                            06762-1299
  ----------------------------------------         -----------------
 (Address of principal executive offices)              (Zip Code)

         Registrant's phone number, including area code: (203) 758-1811
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     X                  No
                       ---                        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                             Number of Shares Outstanding
 Title of Each Class                               at March 31, 2001
 ----------------------                      -----------------------------

 Common Stock, $.10 par value                        30,355,291
 Class B Stock, $.10 par value                        2,057,103

                  Total Number of Pages in this Document is 31.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                         Page

Part I -- FINANCIAL INFORMATION

               Consolidated Balance Sheets - As Of
               March 31, 2001 and September 30, 2000 ....................  3

               Consolidated Statements of Operations and
               Accumulated Deficit - For the Three and Six
               Months Ended March 31, 2001 and 2000  ....................  4

               Consolidated Statements of Cash Flows - For the
               Six Months Ended March 31, 2001 and 2000 .................  5

               Notes to Consolidated Financial Statements................  6

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............. 18


Part II -- OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security-Holders.....  30

        Item 6.  Exhibits and Reports on Form 8-K .......................  30

                          PART I. FINANCIAL INFORMATION


               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                              March 31,         September 30,
In thousands, except shares                     2001               2000
-----------------------------------------------------------------------------
ASSETS:                                       (Unaudited)
  Current assets:
   Cash and cash equivalents                    $770              $3,572
   Accounts receivable, less allowance for
    doubtful receivables of $1,948 in March
      and $2,037 in September                 23,454              25,631
   Inventories                                29,810              31,718
   Deferred income taxes                       1,521               1,521
   Other current assets                        8,539               8,311
------------------------------------------------------------------------------
Total current assets                          64,094              70,753
------------------------------------------------------------------------------
Property, plant and equipment, net            21,915              29,658
Capitalized software development costs, net   16,819              22,160
Other assets                                   7,839              10,512
------------------------------------------------------------------------------
                                            $110,667            $133,083
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
   Current portion of long-term debt         $58,535             $51,982
   Accounts payable, trade                    24,374              23,040
   Accrued payroll and payroll-related costs   3,723               4,853
   Deferred income                             5,498               6,567
   Other current liabilities                  15,000              14,070
-------------------------------------------------------------------------------
Total current liabilities                    107,130             100,512
-------------------------------------------------------------------------------
Long-term debt, less current portion           3,000               3,000
Deferred income taxes                          2,244               2,266
Other liabilities                              1,166               1,142
------------------------------------------------------------------------------
Total liabilities                            113,540             106,920
------------------------------------------------------------------------------
Commitments and contingent liabilities         --                  --
Redeemable 5% preferred stock, par value
  $1.00 per share, issued and outstanding:
  130,000 shares in March and 200,000
  shares in September; $3.3 million
  liquidation preference                      3,250                5,000
Non-redeemable preferred stock, common
stock and other stockholders' equity:
  Preferred stock, par value $1.00 per share
  3,000,000 shares authorized; issued and
  outstanding:  787,900 shares in March and
  800,000 shares in September of 9%
  cumulative convertible exchangeable
  preferred stock; $19.7 million
  liquidation preference                        788                  788
Class B stock, par value $.10 per share,
  10,000,000 shares authorized; issued
  and outstanding: 2,057,103 in March and
  September                                      206                 206
Common stock, par value $.10 per share,
  50,000,000 shares authorized; issued
  and outstanding: 30,549,905 in March
  and 27,709,710 in September                  3,055               2,771
Capital in excess of par value               191,173             189,631
Accumulated deficit                         (194,489)           (165,754)
Accumulated other comprehensive loss          (5,417)             (5,040)
Common stock held in treasury, at cost:
  194,614 shares in March and September       (1,439)             (1,439)
-------------------------------------------------------------------------------
Total non-redeemable preferred stock,
common stock and other stockholders' equity   (6,123)             21,163
-------------------------------------------------------------------------------
                                            $110,667            $133,083
-------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements.

            GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)

                                      Three Months Ended      Six Months Ended
                                            March 31,            March 31,
In thousands, except per share data     2001       2000       2001        2000
-------------------------------------------------------------------------------
Revenues:
   Net product sales                  $19,235    $29,060    $35,910     $64,422
   Service revenue                     10,658     11,378     22,820      22,573
   Other revenue                          592        949      1,193       1,972
                                       ------     ------     ------      ------
                                       30,485     41,387     59,923      88,967

Cost of revenues:
   Cost of product sales              12,557      15,276     23,370      33,656
   Cost of service revenue             8,851       8,710     18,781      16,896
   Cost of other revenue                  39          49         83         137
                                      ------      ------     ------      ------
                                      21,447      24,035     42,234      50,689

Gross margin                           9,038      17,352     17,689      38,278

Amortization of capitalized
   software development costs          2,153       2,993      4,619       5,993

Operating expenses:
   Selling, general and
     administrative                   10,833      14,922     23,460      29,525
   Research and product development    2,256       5,034      7,071      10,206
   Restructuring and other charges     1,700          --      6,600         500
                                      ------      ------     ------      ------
                                      14,789      19,956     37,131      40,231

Operting loss                         (7,904)     (5,597)   (24,061)     (7,946)

Other income (expense):
   Interest, net                      (2,180)     (2,063)    (4,189)     (4,075)
   Write-down of real estate
     assets held for sale             (4,500)         --     (4,500)         --
   Debt conversion expense               --         (879)        --      (2,403)
   Legal settlement proceeds, net        --           --      5,000          --
   Other, net                            140         111       (185)        355
                                       -----      -------      -----     -------
                                      (6,540)     (2,831)    (3,874)     (6,123)

Loss before income taxes             (14,444)     (8,428)   (27,935)    (14,069)

Income tax provision                     400         400        800         700
                                       -----      -------   --------    --------

Net loss                            ($14,844)    ($8,828)  ($28,735)   ($14,769)
                                    =========    ========  =========   =========


Basic and diluted loss per share      ($0.48)     ($0.36)    ($0.95)     ($0.65)
                                    =========    ========  =========   =========
Weighted average number of common
 and common equivalent
 shares outstanding                   30,986      25,815     30,272      24,054
                                    =========    ========  =========    ========

Accumulated deficit at beginning
 of period                         ($179,645)  ($133,863) ($165,754)  ($127,472)
Net loss                             (14,844)     (8,828)   (28,735)    (14,769)
Payment of preferred stock
  dividends                                -        (450)         -        (900)
                                   ----------  ----------- ---------   ---------
Accumulated deficit at end
 of period                         ($194,489)  ($143,141) ($194,489)  ($143,141)
                                   ==========  ========== ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.
                                      - 4 -

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Increase (Decrease) in Cash
                                                         and Cash Equivalents
                                                     ---------------------------
                                                            Six Months Ended
                                                                March 31,
                                                     ---------------------------
In thousands                                              2001          2000
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                             ($28,735)    ($14,769)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                         8,613       11,432
    Non-cash charge for capitalized
     software write-down                                  5,100           --
    Non-cash charge for write-down of real estate
     assets held for sale                                 4,500           --
    Non-cash charge for debt conversion                     --         2,403
    Changes in:
      Accounts receivable                                 1,947          288
      Inventories                                         1,833       (5,178)
      Accounts payable and accrued expenses                 365         (974)
      Other net current assets                             (384)       1,231
      Other net long-term assets                          2,166       (3,111)
-------------------------------------------------------------------------------
Net cash used in operating activities                    (4,595)      (8,678)
-------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property, plant and equipment, net        (436)      (2,438)
  Capitalized software development costs                 (4,378)      (6,084)
-------------------------------------------------------------------------------
Net cash used in investing activities                    (4,814)      (8,522)
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Revolver borrowings, net                                9,563       (1,477)
  Proceeds from notes and mortgages                          --       20,700
  Principal payments on notes and mortgages              (2,995)      (2,162)
  Proceeds from issuing common stock                         82          719
  Payment of preferred stock dividends                       --         (900)
-------------------------------------------------------------------------------
Net cash provided by financing activities                 6,650       16,880
-------------------------------------------------------------------------------
Effect of exchange rates on cash                            (43)         (80)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                 (2,802)        (400)
Cash and cash equivalents at beginning of period - (1)     3,572        3,790
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period - (1)            $770       $3,390
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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1.         BASIS OF PRESENTATION

                The Company's independent auditors have not yet completed their review of the financial statements included in this Report. In the event amendment of this Report is required upon completion of such review, the Company will do so immediately.

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, "Business Conditions and Financial Plans," the Company has suffered recurring losses and cash deficits from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters, which are also discussed in Note 2, are dependent upon several factors including, among others, the Company's ability to sell one or more operating units, increase revenue levels, restructure operations to generate positive cash flows, retain access to funds under its existing primary loan and security agreement ("Loan Agreement") and to obtain additional financing. The financial statements as presented do not include any adjustments which might result from the outcome of these uncertainties.

                In the opinion of management and subject to the discussion above, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present on a going-concern basis the consolidated financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of March 31, 2001, the consolidated results of their operations for the three and six months ended March 31, 2001 and 2000, and their cash flows for the six months ended March 31, 2001 and 2000. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

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

                Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," provides the SEC staff's views in applying  generally  accepted accounting principles to
                selected revenue  recognition  issues.    The Company is in the
                process of evaluating SAB 101; however, implementation of SAB 101 is not presently expected to have a material impact on the Company's reported financial position or results of operations. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

                The unaudited consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto filed with Form 10-K for the fiscal year ended September 30, 2000.

NOTE 2.         BUSINESS CONDITIONS AND FINANCIAL PLANS

                Potential Default Conditions and Availability Of Funds:

                Primary Loan Agreement: Due to certain activities which were in process and could have impacted disclosures in the Company's financial statements for the year ended September 30, 2000, the independent audit of such financial statements was not completed until January 9, 2001. On January 5, 2001, the Company's primary lenders served the Company with a notice of default on the basis that the Company did not provide such lenders with Company financial statements and an unqualified opinion within 90 days of its fiscal year end, as required in the Company's Loan Agreement. However, the Company has since provided its lenders with such financial statements for the year ended September 30, 2000 along with an unqualified opinion from its independent auditors. The Company's independent auditors also set forth an explanatory paragraph in their report following their unqualified opinion expressing uncertainty about the Company's ability to continue as a going concern.

                A financial covenant of the Loan Agreement requires that stockholders' equity, as defined, must equal or exceed $10.0 million. At March 31, 2001, such stockholders' equity amounted to $3.8 million and, therefore, the Company may at any time receive a notice of default from its primary lenders for failure to satisfy this covenant. In addition, as of May 17, 2001, an "over-advance" condition exists whereby borrowings outstanding under the Company's revolving line of credit portion of the Loan Agreement exceeded the maximum amounts available per terms of the Loan Agreement.

                Despite these potential default issues, the Company's primary lenders have not terminated the revolving line of credit portion of the Loan Agreement, pursuant to which advances are still continuing. However, the lenders have reserved their right to declare such advances due and payable and/or limit the amount of such future advances, are closely monitoring such advances and have increased the interest rates on such advances (and the outstanding term loans). When an event of default exists, there can be no assurance that the lenders will continue to make such advances or that they will not accelerate the maturity of amounts due under the

                Loan  Agreement.  Acceleration  of such
                amounts may in turn result in the acceleration of maturity of debt owed to other creditors. As a result of the claimed default, all outstanding indebtedness whose maturity could be accelerated has been classified as a current liability at March 31, 2001 and September 30, 2000.

                Mortgage  Covenant  And Waiver of Default:  To allow for time to potentially resolve a default of a financial covenant relating to maintaining minimum levels of tangible net worth, as defined, per terms of certain mortgage agreements, the agent for the mortgage holders has recommended to such holders to waive default through June 5, 2001. The Company is awaiting this response and completion of the paperwork for such waiver. Such mortgages relate to the Company's former executive office
                property,  which is  currently   vacant  and  available  for
                sale,  and  to  its Naugatuck,   Connecticut  property,   where
                its VITAL Network Services main offices and its remaining manufacturing operations are located (refer to Note 6, "Long-Term Debt," for more detailed discussion).
                As of March 31, 2001, the Company owed $8.8 million under such mortgages.

                The Company has presented a plan to the mortgage holders to resolve the default. Such mortgage holders approval of this plan is subject to receiving the consent of the Company's primary lenders. The Company has requested such approval from its primary lenders. The plan, if accepted, would result in the transfer of ownership of the two properties in question to the mortgage holders and relieve the Company of its mortgage obligations, in addition to other provisions. Such transfer would benefit the Company by improving cash flows, reducing debt and disposing of excess real estate.

                In the event such a plan is not accepted by the mortgage holders and/or the consent of the primary lenders is not obtained, the mortgage holders may accelerate the mortgage loans, and this action would result in an automatic default under the Company's primary Loan Agreement.

                Since the Company does not currently have any alternative sources of funds, these matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including the Company's ability to sell one or more operating units, increase revenue levels, restructure operations to generate positive cash flows, retain access to funds under its existing Loan Agreement and to obtain additional financing. Potential financing sources include the sale of assets, technologies, existing businesses, the Company's common and preferred stock and the issuance of additional debt securities. Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that such efforts to obtain sufficient financing for operations will be successful in the future.

                Historical Financial Performance
                --------------------------------
                In recent years (and in the three- and six-month periods ended March 31, 2001), the Company has experienced recurring net losses and, as a result, has consumed cash in  operating  and
                investing activities. In addition, as a result of reduced product shipment levels (resulting from a general economic and industry slowdown, technology changes and other factors, including the Company's weakened financial condition), the Company may continue to suffer significant net losses and a negative cash flow from operations. Preferred stock dividends have not been paid or declared since June 30, 2000.

                Corrective Actions Taken and Future Risks
                -----------------------------------------
                In response to current conditions and as a part of its ongoing corporate strategy, the Company has pursued (and is continuing to pursue) several initiatives intended to increase liquidity and better position the Company to compete under current market conditions. Refer to the Company's consolidated financial statements and related notes thereto filed with Form 10-K for the fiscal year ended September 30, 2000 for discussion of various actions taken by the Company since January 1998. Such actions resulted in a workforce reduction of 731 persons, or 42%, during the three- year period ended September 30, 2000.

                Furthermore, since September 30, 2000, the Company has announced a workforce reduction in November 2000 and a strategic reorganization in January 2001 which, on a combined basis, resulted in a workforce reduction of approximately 300 persons, or 30% of the Company's workforce as of September 30, 2000. Such strategic actions were targeted at improving profitability and cash flow performance on a long-term basis (after certain divisions are sold), subject to the Company's ability to achieve revenue growth. These workforce reductions and other cost saving actions initiated by the Company are expected to result in cash savings of approximately $32 million per year (unaudited). In addition, the Company implemented a four-day workweek for U.S. employees effective April 23, 2001 in an effort to further reduce compensation costs and preserve cash resources while the Company pursues the sale of divisions.

                In addition to the restructuring and cost reduction actions taken, in June 2000, the Company engaged CIBC World Markets ("CIBC") to provide strategic direction, which may ultimately involve the sale of one or more business units or the entire Company. To date this initiative has not been successful in identifying viable opportunities and the specific engagement of CIBC is no longer active. However, the Company continues to actively pursue all opportunities that have been identified and is aggressively looking to identify new opportunities through both internal resources and through the engagement of outside consultants to assist with such efforts.

                While the Company is aggressively pursuing opportunities and corrective actions, as discussed above, there can be no assurance that the Company will be successful in its efforts to sell assets or divisions, achieve future profitable operations, generate sufficient cash from operations and/or obtain additional funding sources. The financial statements, as presented, do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 3.         INVENTORIES

                Inventories consist of (in thousands):

                                March 31, 2001              September 30, 2000
                                --------------              ------------------

  Raw materials                 $   7,481                      $   7,852
  Work-in-process                   3,953                          3,504
  Finished goods                   18,376                         20,362
                                ---------                      ---------
                                 $ 29,810                      $  31,718
                                 ========                      =========


NOTE 4.         PROPERTY, PLANT AND EQUIPMENT

                Property, plant and equipment consists of (in thousands):

                                          March 31, 2001     September 30, 2000
                                          --------------     ------------------

  Land                                      $   1,737         $   1,746
  Buildings and improvements                   29,867            30,177
  Test equipment, fixtures and field spares    53,754            53,818
  Machinery and equipment                      57,263            57,995
                                             --------          --------
                                              142,621           143,736
  Less:  accumulated depreciation             120,706           114,078
                                             --------           -------
                                             $ 21,915          $ 29,658
                                             ========          ========

At March 31, 2001 and September 30, 2000, land, buildings and improvements with a net book value of approximately $8.8 million and $5.6 million, respecitvely, were being held for sale (see Note 8, "Restructuring and Other Income and Expense", for discussion of the writedown of real estate assets held for sale taken in the quarter ended March 31, 2001).

NOTE 5.         CAPITALIZED SOFTWARE DEVELOPMENT COSTS

                As a result of restructuring operations, certain development projects were cancelled, resulting in non-cash charges of $0.8 million and $4.3 million for the write-off of capitalized software development costs in the quarters ended March 31, 2001 and December 31, 2000, respectively, or $5.1 million for the six months ended March 31, 2001.

                The accumulated amortization of capitalized software development costs amounted to $16,846,000 and $15,630,000 at March 31, 2001 and September 30, 2000, respectively.

NOTE 6.         LONG-TERM DEBT

                Long-term debt consists of (in thousands):

                                             March 31, 2001   September 30, 2000
                                             --------------   ------------------

 Revolving credit facility                    $ 16,520              $ 6,957
 Notes payable                                  32,761               35,452
 7 3/4% convertible senior subordinated
   debentures                                    3,000                3,000
 Real estate mortgages                           9,254                9,573
                                              --------             --------
                                                61,535               54,982
 Less:  current portion                         58,535               51,982
                                              --------             ---------
                                              $  3,000             $  3,000
                                              ========            ========

                The Company has a $70 million credit facility with the Foothill Capital Corporation which is comprised of $35.0 million in term loans (original loan values) and a $35.0 million (maximum value) revolving line of credit ("Loan Agreement"). However, as discussed below, the Company is in an "over-advance" position on its revolving credit. Most assets of the Company, including accounts receivable, inventories and property, plant and equipment, are pledged as collateral under the Loan Agreement.

                Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 2000 for further disclosures applicable to the Loan Agreement. Separately, refer to Note 2, "Business Conditions and Financial Plans," for discussion regarding claimed (and potential) defaults under terms of the Loan Agreement terms and other important discussion.

                As a result of the claimed and potential defaults, all outstanding indebtedness whose maturity could be accelerated has been classified as a current liability at March 31, 2001 and September 30, 2000 (the long-term portion of such debt which has been classified as current amounted to $49.6 million and $43.3 million at March 31, 2001 and September 30, 2000, respectively). In addition, interest rates under the Loan Agreement were increased by two percentage points effective January 5, 2001.

                Under the revolving line of credit portion of the Loan Agreement, funds are advanced subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories and the satisfaction of other financial covenants. Under this formula and prior to any additional reserves being imposed by the lenders as a result of any claimed default conditions, at March 31, 2001, the Company would have been able to have up to $19.7 million in total borrowings and letters of credit. Actual borrowings outstanding on the revolving line of credit portion of the Loan Agreement amounted to $16.5 million at March 31, 2001 (as compared to $7.0 million  at September  30,  2000).
                In addition, outstanding letters of credit amounted to $50,000 and $110,000 at March 31, 2001 and September 30, 2000,
                respectively.  However, as of May 17, 2001, an   "over-advance"
                condition exists whereby borrowings outstanding under the revolving credit line portion of the Loan Agreement exceeded the accounts payable per terms of the Loan Agreement.

                A financial covenant of the Loan Agreement requires that stockholders' equity, as defined, must equal or exceed $10.0 million. At March 31, 2001, such stockholders' equity amounted to $3.8 million and, therefore, the Company may at any time receive a notice of default from its primary lenders for failure to satisfy this covenant.

                However, as discussed in Note 2, "Business Conditions and Financial Plans," despite the referenced default issues and the Company's over-borrowed status, the Company's primary lenders have not terminated the revolving line of credit portion of the Loan Agreement, pursuant to which advances are still continuing. However, the lenders have reserved their right to declare such advances due and payable and/or limit the amount of such future advances, are closely monitoring such advances and have increased the interest rates on such advances (and the outstanding term loans). Refer to Note 2 for further discussion.

                Mortgage Covenant Requirement

                As of March 31, 2001, the Company had $8.8 million in mortgages outstanding with one lending group. Such mortgages relate to the Company's former executive office property, which is currently vacant and available for sale, and to its Naugatuck, Connecticut property, where its VITAL Network Services main offices and its remaining manufacturing operations are located.

                The Company has requested a waiver through June 5, 2001 to allow time to potentially resolve a default relating to maintaining minimum levels of tangible net worth, as defined, per terms of the mortgage agreements. The agent for the mortgage holders has recommended to such holders to issue the waiver, and the Company is awaiting their response.

                The Company has presented a plan to the mortgage holders to resolve the default. Such mortgage holders approval of this plan is subject to receiving the consent of the Company's primary lenders. The Company has requested such approval from its primary lenders. The plan, if accepted, would result in the transfer of ownership of the two properties in question to the mortgage holders and relieve the Company of its mortgage obligations, in addition to other provisions. Such transfer would benefit the Company by improving cash flows, reducing debt and disposing of excess real estate. From an accounting perspective, the Company would recognize a non-cash charge of approximately $3 million to $4 million on the transfer.

                In the event such a plan is not accepted by the mortgage holders and/or the consent of the primary lenders is not obtained, the mortgage holders may accelerate the mortgage  loans,  and this action would result in an automatic
                default under the Company's primary  Loan  Agreement.   In  the
                interim,   the  Company  is continuing  to  pursue  the  sale
                of  its  previous   Corporate Headquarters facility located in
                Middlebury, Connecticut.

                Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 2000 for further disclosures applicable to the outstanding indebtedness of the Corporation.

NOTE 7.         5% PREFERRED STOCK ACTIVITY

                In July 2000, the Company sold 200,000 shares of 5% Cumulative Convertible Preferred Stock ("5% Preferred Stock") for $5,000,000. The 5% Preferred Stock was originally convertible into one million shares of Common Stock at $5.00 per share, or five shares of common stock for each share of 5% Preferred Stock. Pursuant to the governing provisions of the 5% Preferred Stock, commencing with the three-month period ended January 31, 2001, the conversion price is reset every three months, based upon the average closing price of the Company's common stock for the last 10 trading days of each three-month period.

                On January 31, 2001 the conversion price was reset to $0.651 per common share, or approximately 38.4 shares of common stock for each share of 5% Preferred Stock. Furthermore, on April 30, 2001, the conversion price was again reset to $0.378 per common share, or approximately 66.14 shares of common stock for each share of 5% Preferred Stock.

                During the six months ended March 31, 2001, 70,000 shares of the 5% Preferred Stock were converted into 2,688,172 shares of common stock at a conversion price of $0.651 per common share. As of March 31, 2001, 130,000 shares of the 5% Preferred Stock remained outstanding and could become convertible into 4,992,320 shares of common stock. However, effective with the price reset on April 30, 2001, the same 130,000 shares of 5% Preferred Stock could become convertible into 8,597,884 of common stock, subject to the restrictions discussed below.

                As of April 30, 2001, only 4,686,703 shares of common stock have been registered, of which 2,688,172 have already been issued upon conversion of 5% Preferred Stock and 1,998,531 of which are issuable (upon conversion) to holders of the 5% Preferred Stock. On July 31, 2002, any outstanding 5% Preferred Stock must either be redeemed by the Company or the remaining 6,599,353 shares of common stock must be registered and issued by the Company.

                Due to the reduced conversion price, the total number of common shares issuable upon conversion of the 5% Preferred Stock now exceeds 20% of the total common shares outstanding. As a result, if the Company opts not to redeem the 5% Preferred Stock on July 31, 2002, registration of the additional 6,599,353 shares of common stock will require shareholder approval. Since such shareholder approval is not solely within the control of the Company, such 5% Preferred Stock has been classified as redeem-able preferred stock at March 31, 2001 and September 30, 200.

NOTE 8.         RESTRUCTURING AND OTHER INCOME AND EXPENSES

                Restructuring of Operations - In January 2001 the Company continued its ongoing restructuring  efforts,  resulting  in a
                workforce reduction of 200 persons in the quarter ended March 31, 2001. Related restructuring costs amounted to $1.7 million, or $0.06 per share, comprised of: (1) $0.9 million, or $0.03 per share, for costs incurred to satisfy employment contracts (mostly international) and for extended health benefits offered to terminated employees; and (2) a $0.8 million, or $0.06 per share, charge for the write-off of capitalized software development costs applicable to development projects which were cancelled as a result of the restructuring activities.

                The six months ended March 31, 2001 include a restructuring charge of $6.6 million, or $0.22 per share, comprised of: (1) a $0.9 million charge for the 200 person reduction-in-force referenced above; (2) a $0.6 million charge for severance costs applicable to a 100 person reduction-in-force executed in the preceding quarter; and (3) a $5.1 million charge for the write-off of capitalized software development costs applicable to development projects which were cancelled as a result of the restructuring activities. Approximately $0.5 million of restructuring costs were unpaid as of March 31, 2001.

                The above actions, which included the elimination of several layers of management and a number of administrative support positions, is intended to better match employment levels with customer demand for products and services.

                In the previous fiscal year, the Company made a strategic decision to outsource a substantial portion of its manufacturing operations. This strategic decision resulted in the elimination of approximately 100 persons and a corresponding charge of $0.5 million, or $0.02 per share, for the six months ended March 31, 2000, primarily for post-employment benefits under the Company's severance plan.

                Writedown of Real Estate Assets Held for Sale - The Company plans to vacate its Naugatuck, Connecticut facility, which it owns, over the next year due to announced downsizing of operations and planned sale of divisions. The Company previuosly had vacated its former headquarters building in Middlebury, Connecticut, and has actively listed that property for sale. The Company estimates that the fair market value of such
                properties  is  less  than  their  carrying  values  and   has
                accordingly recorded a writedown of $4.5 million and a corresponding charge to earnings in the quarter ended March 31, 2001.

                Legal Settlement Proceeds - The six months ended March 31, 2001 includes income of $5.0 million, or $0.17 per share, for proceeds received (net of expenses) from a legal settlement.

                Debt Conversion Expense - Prior year results include a non-cash charge of $0.9 million, or $0.03 per share, for the quarter ended March 31, 2000 and a non-cash charge of $2.4 million, or $0.10 per share, for the six months ended March 31, 2000 for debt conversion expense. Reference is made to Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 2000, Note 8, "Long-Term Debt," for a more detailed discussion of the debt-to-equity conversions.

NOTE 9.         SEGMENT INFORMATION - INTERIM DISCLOSURES

                The following represent the Company's reportable segments:

                  - Broadband Systems products ("BSP")

                  - Network Access  products ("NAP")
                  - VITAL Network  Services, L.L.C. ("Vital")
                  - DataComm Leasing Corporation ("DLC")

                Results of the Company's Multimedia Division are reported as part of the Broadband Systems products. Separately, although the Company's fiscal 2001 reorganization efforts resulted in the combination of the previous Network Access and Broadband Systems Divisions, the Company continues to separately monitor the financial performance of each product line. The accounting policies of the segments are the same as those described in Note 2, "Description of Business and Summary of Significant Accounting Policies," in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 2000, except for capitalized software accounting. Such costs are treated as a period expense when measuring divisional performance.

                For additional information, including a description of the type of business conducted by each respective product line, refer to
                Note 12 in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 2000.

                The tables below present financial performance information by reportable segment (in thousands):

                                Three Months Ended             Six Months Ended
                                    March 31,                     March 31,

                                 2001           2000         2001        2000
                                 ---------------------      -------------------
 Revenue:
 -------
  Broadband Systems               $6,382       $14,607        $15,367   $32,057
  Network Access                  12,877        14,479         20,591    32,407
  VITAL Network Services, L.L.C.  10,658        11,378         22,820    22,573
  DataComm Leasing Corporation       568           923          1,145     1,930
                                --------       -------        -------   --------
                    Total        $30,485       $41,387         $59,923  $88,967
                                ========       =======         =======  =======

 Operating Income (Loss):
 -----------------------
  Broadband Systems             $(6,348)      $(6,510)      $(14,241)  $(10,469)
  Network Access                  1,607           962            (627)     2,699
  VITAL Network Services, L.L.C.   (378)          259            (525)       855
  DataComm Leasing Corporation     (372)          751               41     1,501
                                --------      --------       ---------   -------
                    Total       $(5,491)      $(4,538)       $(15,352)  $(5,414)
                                ========      ========        ========  ========

Reconciliations of operating loss, as reported above, to consolidated loss before income taxes are summarized below:

Operating loss, per above            $(5,491)    $(4,538)   $ (15,352)  $(5,414)
Capitalized software activity, net        87          91         (241)       91
General corporate expenses              (800)     (1,150)      (1,868)   (2,123)
Restructuring of operations           (1,700)         --       (6,600)     (500)
Writedown of real estate assets
 held for sale                        (4,500)         --       (4,500)       --
Debt conversion expense                   --        (879)          --    (2,403)
Other expense                         (2,040)     (1,952)         626    (3,720)
                                     --------     -------       ------  -------
Loss Before Income Taxes            $(14,444)    $(8,428)    $(27,935) $(14,069)
                                     ========    ========    ========  ========

NOTE 10.        LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                               Three Months Ended        Six Months Ended
                                    March 31,                 March 31,
                               2001         2000         2001           2000
                               ------------------        -------------------

Numerator:
---------
  Net loss                     $(14,844)    $(8,828)   $(28,735)     $(14,769)
  Preferred stock dividends         --         (450)         --          (900)
                               --------     --------   ---------     ---------
  Numerator for basic and
    diluted loss per share -
    loss applicable to
    common stockholders         $(14,844)   $(9,278)   $(28,735)      $(15,669)
                               =========    ========   =========      =========

Denominator:
-----------
 Denominator for basic and
   diluted loss per share -
   weighted average shares
   outstanding                   30,986      25,815      30,272        24,054
                               --------     -------    -----------    ---------

Basic and diluted loss per
  share                        $ (0.48)    $  (0.36)    $ (0.95)      $  (0.65)
                               ========    =========    ========     ==========

                Outstanding securities (not included in the above computations because of their dilutive impact on reported loss per share) which could potentially dilute earnings per share in the future include convertible debentures, convertible preferred stock and employee stock options and warrants. For additional disclosure information, including conversion terms, refer to Notes 8, 11 and 13, respectively, in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 2000. Weighted average employee stock options outstanding during the six months ended March 31, 2001 approximated 4,161,000 shares, of which 4,146,000 would not have been included in diluted earnings per share calculations for the six months ended March 31, 2001 (if the Company reported net income for the referenced period) because the effect would be antidilutive.

NOTE 11.        COMPREHENSIVE LOSS

                The following table sets forth the computation of comprehensive loss:

                                   Three Months Ended      Six Months Ended
                                      March 31,                March 31,
                                   2001          2000      2001          2000
                                   ------------------      -------------------

Net loss                          $(14,844)   $(8,828)      $(28,735)  $(14,769)
Other comprehensive loss,
 net of tax:
Foreign currency translation
adjustments                           (791)      (385)         (377)      (876)
                                  ---------   ---------     ---------   -------

Comprehensive loss                $(15,635)   $(9,213)     $(29,112)  $(15,645)
                                  =========   ========     =========  =========

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Business Conditions and Financial Plans

The Company is facing challenges to continue in operation. Due to a deterioration in its financial condition, potential defaults exist with its primary lenders and with its mortgage lenders. To satisfy its primary lenders, the company anticipates that it will be required to sell a number of its operating units. In addition, substantial actions have been taken to reduce cash consumption and the need for borrowing while the operating unit sales are being pursued. To satisfy its mortgage lenders, plans are underway to transfer ownership of the buildings involved to these lenders, subject to approval of the primary lenders. The Company does not anticipate a long-term requirement for these buildings due to the anticipated sale of operating units.

The primary lenders have not terminated the revolving line of credit portion of the Loan Agreement, pursuant to which advances are still continuing. However, the lenders have reserved their right to declare such advances due and payable and/or limit the amount of such future advances, are closely monitoring such advances and have increased the interest rates on such advances and the outstanding term loans. There can be no assurance that the lenders will continue to make such advances or that they will not accelerate the maturity of amounts due under the Loan Agreement. Acceleration of such amounts may in turn result in the acceleration of maturity of debt owed to other creditors. As a result of these circumstances, all outstanding indebtedness whose maturity could be accelerated has been classified as a current liability at both March 31, 2001 and September 30, 2000.

Since the Company does not currently have any alternative to the sources of funds provided by its primary lenders, these matters raise substantial doubt about the Company's ability to continue as a going concern. Reference is made to
Note 1, "Basis of Presentation," Note 2, "Business Conditions and Financial Plans" and Note 6, "Long-Term Debt," for more detailed discussions, including risks and Company plans.

Summary Highlights

Revenues in the current quarter were disappointing, down $10.9 million or 26.3% from the same quarter last year. The Company believes that the current fiscal quarter's revenues were affected by several factors, including: (1) a tightening of capital spending for telecom equipment by service providers and enterprises;
(2) deterioration in the Company's financial condition; (3) diversion of management and others to pursuing sales of operating units; and (4) distraction associated with the reorganization and layoffs which occurred in the quarter.

Although operating expenses, excluding one-time charges, were down $6.9 million, or 34.4%, from the prior year, this only partially offset the effect of lower revenues and margins. Lower product margin percentages result from the costs of managing product supply being absorbed over a reduced revenue base.

In anticipation of revenue shortfalls and downward market trends, the Company acted in November 2000 to reduce the Company's workforce by approximately 100 positions for annualized saving of approximately $6 million. In addition, in January 2001 the Company initiated a restructuring plan resulting in the elimination of an additional 200 positions and incremental annualized saving of $14 million. The combined reductions are expected to result in payroll-related savings of $20 million per year. In addition, the restructuring plan is expected to result in a reduced level of (non-payroll) operating expenses and capital expenditures, for an estimated total cash savings of approximately $32 million per year.

Anticipated savings are due in part to the elimination of redundant management positions, the consolidation of marketing, sales and engineering resources, an improved product development focus, and a reduction of overall expenses. The merger of the Broadband Systems and Network Access divisions in particular has resulted in increased organizational efficiency.

To conserve future cash consumption, further reduce expenses and allow time to complete the sale of operating units, in April 2001, the Company initiated a four-day work week for substantially all U.S. workers (with the exception of only those providing critical services) for an estimated savings of $500,000 per month while the shortened work week continues.

The Company believes that it has made important progress in its efforts to sell assets and/or divisions. Such actions, if and when executed, will result in a reduction of debt to improve the Company's financial position.

The Company is able to sustain operations only as long as the primary lenders continue to advance funds under the Loan Agreement or until the sale of operating units reduces indebtedness such that additional borrowings may become available. There can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future.

Results Of Operations

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):


                                                         Three Months Ended                  Six Months Ended
                                                               March 31,                         March 31,

                                                           2001           2000                2001      2000
                                                      -------------------------            --------------------

Revenues:
    Net product sales                                     63.1%         70.2%             59.9%           72.4%
    Service revenue                                       35.0          27.5              38.1            25.4
    Other revenue                                          1.9           2.3               2.0             2.2
                                                         -------       ------           ------          ------
                                                         100.0           100.0           100.0           100.0
Cost of revenues                                          70.4          58.1              70.5            57.0
                                                         -------       ------           ------          ------
Gross margin                                              29.6          41.9              29.5            43.0
Amortization of capitalized
  software development costs                               7.1           7.2               7.7             6.7
Selling, general and administrative                       35.5          36.1              39.2            33.2
Research and product development                           7.4          12.2              11.8            11.5
                                                          -----         ----              ----            ----

Operating loss before restructuring charges              (20.4)        (13.5)            (29.2)           (8.4)

Restructuring of operations                               (5.5)             --           (11.0)           (0.5)
                                                        --------       ---------          -----         -------


Operating loss                                           (25.9)%       (13.5)%           (40.2)%          (8.9)%
                                                        -------        ------            ------           -----

Net loss excluding unique items*                         (28.4)%       (19.2)%           (37.8)%         (13.3)%
                                                        -------        ------            ------          ------

Net loss                                                 (48.7)%       (21.3)%           (48.0)%         (16.6)%
                                                         ======        ======            ======          ======


--------------------
*Current year unique items are comprised of restructuring charges and income from a legal settlement. Prior year unique items are comprised of restructuring charges and debt conversion expense.

Summary comments are as follows: (1) product revenue represents a reduced portion of total revenue, reflecting the impact of a 33.8% reduction in product revenues in the quarter (44.3% reduction year-over-year); (2) gross margin erosion is primarily the result of the costs of managing product supply being absorbed over a reduced revenue base; service margins were also down; (3) year-to-date operating expenses, which were reduced as compared to the prior year when measured in dollars, are higher when measured as a percent of revenue due the reduced revenue base; it should be noted, however, that current quarter operating expenses (measured as a percent of revenue), are lower than the prior year, despite the reduced revenue base; it should be noted, however, that current quarter operating expenses (measured as a percent of revenue), which include the impact of workforce reductions executed in November 2000 and January 2001, are lower than the prior year, despite the reduced revenue base; and (4) restructuring of operations includes a $0.8 million charge in the current quarter ($5.1 million or 11.0% of revenue for the current year) for the write-off of capitalized software development costs applicable to projects which were cancelled as a result of a Company restructuring.

Operating Segments: Discussion and analysis of the financial performance of the Company's reportable operating segments is presented below. Such discussions do not include the impact of charges for restructuring of operations, as the Company does not segregate such charges by business unit. In the case of all operating segments, reference is made to Note 9, "Segment Information - Interim Disclosures," for further discussion and disclosure.

Summary financial results by product type and business unit for three and six months ended March 31, 2001 and 2000, along with a reconciliation to the reported net loss, follows ($ in millions):

                                                   Three Months Ended              Six Months Ended
                                                         March 31,                      March 31,
                                                      2001           2000          2001         2000
                                                ------------------------------    ----------------------
         Revenues
         Broadband Systems                         $6.4             $14.6            $15.4        $32.1
         Network Access                            12.9              14.5             20.6         32.4
         VITAL Network Services                    10.7              11.4             22.8         22.6
         Other                                      0.5               0.9              1.1          1.9
                                                -------           -------         --------      -------
              Total                               $30.5             $41.4            $59.9        $89.0

         Operating Income (Loss)
         Broadband Systems                        $(6.3)            $(6.5)          $(14.2)      $(10.5)
         Network Access                             1.6               1.0             (0.6)         2.7
         VITAL Network Services                    (0.4)              0.3             (0.5)         0.9
         Other                                     (0.4)              0.7               --          1.5
                                              ----------         ---------          -------      ------
              Total                                (5.5)             (4.5)           (15.3)        (5.4)

          Reconciliation to net loss:
         General corporate expenses                (0.8)             (1.2)            (1.9)        (2.1)
         Interest expense, net                     (2.2)             (2.1)            (4.2)        (4.1)
         Restructuring costs                       (1.7)             --               (6.6)        (0.5)
         Write-down of real estate assets          (4.5)             --               (4.5)           --
         Legal settlement proceeds, net             --               --                5.0         --
         Debt conversion expense                    --               (0.9)            --           (2.4)
         Other, net                                 0.3               0.3             (0.4)         0.4
                                                -------           --------          ---------      ----
          Net loss before tax                    $(14.4)            $(8.4)          $(27.9)      $(14.1)
          Income tax provision                      0.4               0.4              0.8          0.7
                                              ----------          -------             ----          ---
          Net loss                              $ (14.8)            $(8.8)          $(28.7)      $(14.8)
                                                ========            ======          =======      =======

Results going forward will be further impacted by headcount and cost reductions implemented as part of a restructuring program in January 2001. See "Summary Highlights" for further discussion.

Broadband Systems Products ("BSP")

The networking industry generally has reported a slowdown in product orders and this appeared to be true for the BSP customer base as well. BSP sales declined 56.3% in the quarter comparison and 52.1% year-over-year. About a third of this decline is attributable to sales of older generation products which have been on a downward trend in recent years. Geographically, about 80% of the BSP revenue loss was experienced in Europe where BSP has its largest customer base. The resulting gross margin loss more than offset operating cost savings achieved for the March quarter and exceeded such savings for the six month comparison.

Broadband  System products and results include both ATM  (Asynchronous  Transfer
Mode) and legacy TDM (Time Division Multiplexing) products in addition to video products developed by the Company's Multimedia Division.

Network Access Products ("NAP")

Revenues for the NAP were down $1.6 million, or 11.1%, from the same quarter one year ago and down $11.8 million, or 36.5%, for the six months of the current fiscal year as compared to the prior fiscal year. The revenue loss was experienced in both domestic and international markets. NAP revenues were negatively impacted by: (1) a significant slowdown in capital expenditures by the division's incumbent telephone company customer base; and (2) prior year revenues were unusually strong as a result of sales to one specific customer for the six month comparison. NAP sales and resulting margin losses have more that offset operating cost savings achieved by the division. However, a sequential rebound in revenue in the current quarter (from $7.7 million to $12.9 million), when combined with cost reductions, resulted in operating income of $1.6 million, or 12.5% of revenue.

VITAL Network Services, L.L.C. (VITAL)

In the quarter ended March 31, 2000, VITAL reported revenues of $10.7 million, a decrease of $0.7 million, or 6.3%, from the same period one year ago although they remained slightly higher for the six months ended March 31, 2001 compared to the same period one year ago. VITAL's operating loss of $0.4 million in the current quarter compares to an operating profit of $0.3 million one year ago, reflecting the combined impact of reduced gross margin rates associated with higher subcontract costs and lower productivity in the U.S. For similar reasons, the six month results also show a $1.4 million reduction in operating income. To improve results going forward, VITAL also reduced its headcount and operating costs as part of the Company's restructuring effort executed in January 2001.

VITAL continues its initiative to take advantage of the growing networking market and manufacturers supplying this market. For the current quarter, VITAL's non-GDC business increased, representing over 80% of all new business booked. This continues to reflect an increasing level of independence (from GDC) with regard to VITAL's revenue stream.

DataComm Leasing Corporation (DLC)

DLC's operating income (loss) is derived from both operating and financed lease activities. The operating loss in the quarter ended March 31, 2001 is attributable to the write-off of an $800,000 account deemed uncollectible. Otherwise, the general reduced level of revenues and operating income is attributable to the expiration of older leases and the lack of new lease financing required by the Company's customer base from DLC.

Restructuring of Operations: The Company recorded restructuring charges of $1.7 million and $6.6 million in the quarter and six months ended March 31, 2001 and 2000, respectively. This compares to $500,000 recorded in the six months ended March 31, 2000. Refer to Note 8, "Restructuring and Other Income and Expenses," for detailed discussion.

Interest Expense and Other Income and Expense: Interest expense amounted to $2.2 million and $2.1 million in the quarters ended March 31, 2001 and 2000, respectively. For the six months ended March 31, 2001 and 2000, interest expense amounted to $4.2 million and $4.1 million, respectively. In January 2000, the primary lenders increased interest rates charged by 2% as a result of a claimed default.

The Company received proceeds of $5.5 million ($5.0 million net of expenses) as a result of settling a lawsuit in the six months ended March 31, 2001.

Prior year results include non-cash charges of $0.9 million and $2.4 million for the three- and six-month periods ended March 31, 2000, respectively, relating to the conversion of convertible bonds into common stock (more fully described in Note 8 "Long-Term Debt" in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 2000).

Write-down of Real Estate Assets - for discussion of this item, refer to Note 8, "Restructuring and Other Income and Expenses."

Income Taxes: Tax provisions recorded by the Company, principally for foreign income and domestic state taxes, amounted to $0.4 million in the quarters ended March 31, 2001 and 2000 respectively, and $0.8 million and $0.7 million in the six months ended March 31, 2001 and 2000, respectively. The Company has significant federal net operating loss carryforwards available to offset future federal income tax liabilities. However, based on the uncertainty of the ultimate realization of such carryforwards, no net deferred tax asset (or related deferred tax benefit) has been recorded in the Company's financial statements.

Foreign Currency Risk

The Company's foreign subsidiaries are exposed to foreign currency fluctuations since they are invoicing customers in local currencies while liabilities for product purchases from the parent Company are transacted in U.S. dollars. The impact of foreign currency fluctuations on these U.S. dollar-denominated liabilities is recorded as a component of "Other Income and Expense" in the Company's consolidated statements of operations. Such activity resulted in net currency exchange gains or (losses) of $122,000 and $111,000 for the quarters ended March 31, 2001 and 2000, respectively and $(225,000) and $363,000 for the six months ended March 31, 2001 and

2000 respectively.

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

Liquidity and Capital Resources

The Company is facing challenges to continue in operation. Due to a deterioration in its financial condition, potential defaults exist with its primary lenders and with its mortgage lenders. To satisfy its primary lenders, the company anticipates that it will be required to sell a number of its operating units. In addition, substantial actions have been taken to reduce cash consumption and the need for borrowing while the sale of certain operating units are being pursued. To satisfy its mortgage lenders, plans are underway to transfer ownership of the buildings involved to these lenders, subject to approval of the primary lenders. The Company does not anticipate a long-term requirement for these buildings due to the anticipated sale of operating units.

The Company's primary lenders have not terminated the revolving line of credit portion of the Loan Agreement, pursuant to which advances are still continuing. However, the lenders have reserved their right to declare such advances due and payable and/or limit the amount of such future advances, are closely monitoring such advances and have increased the interest rates on such advances and the outstanding term loans. There can be no assurance that the lenders will continue to make such advances or that they will not accelerate the maturity of amounts due under the Loan Agreement. Acceleration of such amounts may in turn result in the acceleration of maturity of debt owed to other creditors. As a result of these circumstances, all outstanding indebtedness whose maturity could be accelerated has been classified as a current liability at both March 31, 2001 and September 30, 2000.

The Company is able to sustain operations only as long as its primary lenders continue to advance funds under the Loan Agreement or until the sale of operating units reduces indebtedness such that additional borrowings may become available. There can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future. Since the Company does not currently have any alternative to the sources of funds provided by its primary lenders, these matters raise substantial doubt about the Company's ability to continue as a going concern. Reference is made to Note 1, "Basis of Presentation," Note 2, "Business Conditions and Financial Plans" and Note 6, "Long-Term Debt," for more detailed discussions, including potential defaults, related risks and Company plans.

Cash balances amounted to $0.8 million and $3.6 million at March 31, 2001 and September 30, 2000, respectively. Based upon the provisions of the Company's Loan Agreement, approximately $3.2 million of additional funds were available for borrowing at March 31, 2001. However, as of May 17, 2001, an "over-advance" condition exists whereby borrowings outstanding under the revolving line of credit portion of the Loan Agreement exceeded the maximum amounts available per terms of the Loan Agreement.

During the six months ended March 31, 2001, Company restructuring actions resulted in the elimination of approximately 300 positions and curtailed discretionary spending. The Company estimates such actions will result in annual cash savings of $32 million. In addition, to further conserve cash consumption, reduce expenses and allow time to complete the sale of operating units, in April 2001 the Company initiated a four-day work week for substantially all U.S. workers (with the exception of only those providing critical services). This action is expected to result in estimated savings of $500,000 per month while the shortened work week continues.

Despite such actions taken, the Company will require (in addition to continued access to revolving line of credit funds under its Loan Agreement, and over-advances thereunder) additional funds in the quarter ending June 30, 2001 to sustain future operations. In order to obtain such funds, the Company will be required to sell additional stock, secure additional debt financing or sell assets, such as one or more divisions. The Company is actively pursuing additional sources of financing. Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that such efforts to obtain sufficient financing for operations will be successful in the future, or successful on terms that would be considered beneficial to the Company and its shareholders.

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

The Company has a $70 million Loan Agreement in place as of March 31, 2001. Reference is made to Note 1, "Basis of Presentation,", Note 2, "Business Conditions and Financial Plans" and Note 6, "Long-Term Debt," for more detailed discussion regarding such Loan Agreement and all other outstanding indebtedness of the Company, including potential defaults, related risks and Company plans. Furthermore, reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 2000 for further disclosures applicable to outstanding indebtedness of the Corporation.

Operating

Net cash used in operating activities amounted to $(4.6) million and $(8.7) million in the six-month periods ended March 31, 2001 and 2000, respectively. Current year consumption is principally comprised of the reported net loss, partially offset by non-cash charges (including depreciation expense, the write-down of capitalized software development costs and the write-down of real estate held for sale), and reductions in accounts receivable and inventory levels. The reduced levels of inventory and accounts receivable reflect the Company's cash management efforts. Cash consumption for the six months ended March 31, 2000 includes, among other items, an increase in inventory levels ($5.2 million) and an increase in investments in leased assets ($2.2 million). The inventory growth resulted from precautionary measures taken by the Company as it transitioned to outsource the manufacturing function last year; the increased level of investments in leases reflects the impact of some large operating leases entered into during the quarter ended March 31, 2000.

Non-debt working capital, excluding cash and cash equivalents, amounted to $14.7 million at March 31, 2001, as compared to $18.7 million at September 30, 2000

Investing

The Company has restricted investments to capital equipment and software development considered critical to operations. Investments in property, plant and equipment amounted to $0.4 million and $2.4 million in the six-month periods ended March 31, 2001 and 2000, respectively. Investments in capitalized software amounted to $4.4 million and $6.1 million in the six month periods ended March 31, 2001 and 2000, respectively. All investment activity is targeted to satisfy minimum operating requirements and to embrace new undertakings with the greatest potential returns.

Financing

Net cash provided by financing activities amounted to $6.7 million and $16.9 million in the six month periods ended March 31, 2001 and 2000, respectively. Current year activity is principally comprised of $6.6 million of net borrowings. Fiscal 2000 activity is comprised of $17.1 million of net borrowings, $0.7 million in proceeds received from the issuance of common stock pursuant to employee stock programs and the payment of $0.9 million in preferred stock dividends.

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

Certain Risk Factors

Continuing Losses: The Company has sustained net losses for the past 26 quarters ended March 31, 2001. There can be no assurance as to when the Company will achieve net income.

Credit Availability: Due to a deterioration in the Company's financial condition and other matters, potential defaults exist with its primary lenders and with its mortgage lenders.

Regarding its primary lenders, the Company anticipates that it will be required to sell a number of its operating units. The Company is able to sustain operations only as long as the primary lenders continue to advance funds under the Loan Agreement or until the sale of operating units reduces indebtedness such that additional borrowings may become available. There can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future. Since the Company does not currently have any alternative to the sources of funds provided by its primary lenders, these matters raise substantial doubt about the Company's ability to continue as a going concern.

The primary lenders have not terminated the revolving line of credit portion of the Loan Agreement, pursuant to which advances are still continuing. However, the lenders have reserved their right to declare such advances due and payable and/or limit the amount of such future advances, are closely monitoring such advances and have increased the interest rates on such advances and the outstanding term loans. There can be no assurance that the lenders will continue to make such advances or that they will not accelerate the maturity of amounts due under the Loan Agreement. Acceleration of such amounts may in turn result in the acceleration of maturity of debt owed to other creditors.

The Company is able to sustain operations only as long as its primary lenders continue to advance funds under the Loan Agreement or until the sale of operating units reduces indebtedness such that additional borrowings may become available. There can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future.

Regarding its mortgage lenders, plans are underway to transfer ownership of the buildings involved to such mortgage lenders, subject to approval of the primary Loan Agreement lenders.

Reference is made to Note 2, "Business Conditions and Financial Plans" and Note 6, "Long-

Term Debt," for more detailed discussions of indebtedness outstanding, including potential defaults, related risks and Company plans. In addition, reference is made to the "Liquidity and Capital Resources" discussion above.

Reliance on Outsourced Manufacturing: During fiscal 1999 and 2000, the Company outsourced substantially all of its manufacturing operations. Therefore, the Company is largely dependent on third-party suppliers to meet product delivery deadlines and quality requirements. Any shortfall in the satisfaction of these requirements could negatively impact revenue and profitability in that quarter, and possibly thereafter. The Company's weakening financial position, including the above-referenced notice of default from the Company's primary lenders and a mortgage lender, also poses a risk that such manufacturing outsource suppliers could become unwilling to continue doing business with the Company.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Portions of the foregoing discussion include descriptions of the Company's expectations regarding future trends affecting its business. The forward-looking statements made in this report, as well as all other forward-looking statements or information provided by the Company or its employees, whether written or oral, are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and future results are subject to, and should be considered in light of risks, uncertainties, and other factors which may affect future results including, but not limited to, competition, rapid changing technology, regulatory requirements, and uncertainties of international trade. Examples of risks and uncertainties include, among other things: (i) the Company's ability to retain access to funds available under all existing loan agreements and the continued satisfaction of related covenant requirements, including, if necessary, the ability to achieve amendments and/or waivers thereto to maintain compliance with the terms of all such outstanding indebtedness; (ii) the possibility that the additional indebtedness permitted to be incurred under the revolving credit facility portion of the Loan Agreement may not be sufficient to maintain the Company's operations; (iii) the Company's ability to satisfy its financial obligations and to obtain additional financial resources, if required; (iv) the Company's ability to effectively restructure its operations and achieve profitability; (v) the Company's ability to retain existing and obtain new customers; (vi) the Company's ability to maintain existing supply arrangements and terms; and (vii) the Company's ability to retain key employees.

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

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES


                           PART II. OTHER INFORMATION



Item 4 -- Submission of Matters to a Vote of Security Holders

          On March 1, 2001, at the Annual Meeting of Stockholders of the Corporation, the stockholders:

          1. Elected Charles P. Johnson as a director to the Corporation for a term of three years:

             Number of votes cast for:               18,579,208
             Number of votes withheld:                6,131,015

          2. Elected Howard S. Modlin as a director to the Corporation for a term of three years:

             Number of votes cast for:               18,667,425
             Number of votes withheld:                6,042,798


Item 6 -- Exhibits and Reports on Form 8-K

   a.  Exhibits

                None.

b.       Reports on Form 8-K

A Form 8-K, dated April 16, 2001, was filed on April 23, 2001 to announce the implementation of a four-day workweek for U.S. employees. Such action, which reduced compensation for all such U.S. employees (including management) by 20 percent, was required in response to a general slowdown in the market for networking products and limitations on available borrowings under the Company's primary loan agreement. In addition, such actions represent an effort to preserve jobs while the Company is pursuing the sale of divisions.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GENERAL DATACOMM INDUSTRIES, INC.
                                               (Registrant)

                                       By:     /S/ WILLIAM G. HENRY
                                               -------------------------
                                                William G. Henry
                                                Vice President, Finance and
                                                Principal Financial Officer


Dated:  May 21, 2001