Form 10-K/A
period 2000-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 2001-10-18
CIK 40518

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

      Number                   of   shares   of   Common   Stock   and  Class  B
                               Stockoutstanding as of December 31, 2000:
                        27,516,096 Shares of Common Stock
                        2,057,103 Shares of Class B Stock

                      DOCUMENTS INCORPORATED BY REFERENCE:
                       -----------------------------------
Annual Report to  Stockholders  for the fiscal year ended September 30, 2000 for
Part II, Items 5, 6, 7 and 8. Company's Proxy Statement for the 2001 Annual Meeting of Stockholders for Part III, Items 10, 11, 12 and 13.

PORTIONS AMENDED

The Registrant hereby amends Part II, Items 7 and 8, contained in the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2000. The Registrant originally classified the 5% Preferred Stock outstanding (discussed in Note 11, "Stockholders' Equity") as permanent equity at September 30, 2000. However, as a result of a conversion price adjustment, shareholder approval may be required in the future to authorize the listing and issuance of additional shares of common stock needed to convert outstanding 5% Preferred Stock into common stock on July 31, 2002. Since such shareholder approval is a contingency outside of the registrant's control, the 5% Preferred Stock is now presented outside of permanent equity.

In addition: (a) the footnote disclosure regarding the 5% Preferred Stock included in Note 11, "Stockholders' Equity," was modified; and (b) related discussion areas in the "Management's Discussion and Analysis of Financial Condition and Operations" section were modified as necessary.

The referenced restatement of the fiscal 2000 financial statements had no affect on the Company's net loss, total assets or total liabilities.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 2 through 9 of the Company's 2000 Annual Report to Stockholders. 1

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The information required by this item is incorporated by reference from pages 10 through 30 of the Company's 2000 Annual Report to Stockholders or is included elsewhere in this annual report on Form 10-K. 1

------------------
1 Such information is also included in Exhibit 13 of this Form 10-K report as filed with the Securities and Exchange Commission.

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



Dated: October 18, 2001

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

                                  EXHIBIT INDEX


Exhibit No.                         Description

  3.1          Restated Certificate of Incorporation of the Corporation 1
  3.2          Amended By-Laws of the Corporation
  4.1 Certificate of the Powers, Designation, Preferences, Rights and Limitations of 9% Cumulative Convertible Exchangeable Preferred Stock 2
  4.2 Indenture dated May 1, 1997 covering presently unissued 9% Convertible Subordinated Debentures due 2006 3
  4.3 Supplemental indenture, dated September 26, 1997, which amends the May 1, 1997 Indenture covering presently unissued 9% Convertible Subordinated Debentures due 2006 4
  4.4 Indenture dated September 26, 1997 covering issued 7-3/4% Convertible Senior Subordinated Debentures due 2002 5
  4.5 Certificate of the Powers, Designation, Preferences, Rights and Limitations of 5% Cumulative Convertible Exchangeable Preferred Stock 6
  4.6          Form of Warrant issued with 5% Cumulative Convertible Preferred
               Stock7
 10.1          1979 Employee Stock Purchase Plan 8
 10.2          1983 Stock Option Plan 9
 10.3          1984 Incentive Stock Option Plan, and related amendments 10
 10.4          1985 Stock Option Plan 11
 10.5          1991 Stock Option Plan 12
 10.6          1998 Stock Option Plan 13
 10.7          Non-Statutory Stock Option Agreement Form - employee13
 10.8          Non-Statutory Stock Option Agreement Form - non-employee13
 10.9 Retirement Savings and Deferred Profit Sharing Plan, and related amendments 14
 10.10 Credit Agreement between General DataComm Industries, Inc. and The Chase Manhattan Bank 15
 10.11 Loan Agreement between General DataComm Industries, Inc., et al., and Foothill Capital Corporation, including First and Second Amendments 16
 10.12 Outsource Manufacturing and Purchase Agreement between General DataComm, Inc. and the Matco Electronics Group, Inc. 17
 10.13 Securities Purchase Agreement with respect to 5% Cumulative Convertible Preferred Stock18
 10.14         Registration  Rights Agreement for 5% Preferred Stock19
 10.15         Share Purchase  Agreement with the State of Wisconsin
               Investment  Board 20
 10.16 Transfer of Receivables Agreement between DataComm Leasing Corporation and Sanwa Business Credit Corporation 21
 13. Annual Report to Stockholders for the year ended September 30, 2000. Portions of the Annual Report to Stockholders for the year
               ended  September  30,  2000  which  have  been   incorporated  by
               reference are deemed to be "filed" (and are included as Exhibit 13 in our electronic filing with the Commission). All remaining portions of the Annual Report to Stockholders will be furnished for the information of the Commission and are not deemed
               "filed" 22

21.            Subsidiaries of the Registrant
23.            Consent of Independent Accountants
-----------------------
1 Incorporated by reference from Exhibit 3.1 to Form 10-Q for quarter ended June 30, 1999.
2     Incorporated by reference from Exhibit 4 to Form 8-K dated October 8,1996.
3 Incorporated by reference from Exhibit 4.1 to Form 10-Q for quarter ended June 30, 1997.
4 Incorporated by reference from Exhibit 4.3 to Form 10-K for the year ended September 30, 1997.
5     Incorporated by reference from Exhibit 4 to Form 8-K dated October 8, 1997
6     Incorporated by reference to Exhibit 4.1 to Form 8-K dated July 31, 2000
7     Incorporated by reference to Exhibit 4.2 to Form 8-K dated July 31, 2000
8 Incorporated by reference from Part II of prospectus dated August 31, 1999, contained in Form S-8, Registration Statement No. 333-86229.
9 Incorporated by reference from Exhibit 1(c) to Form S-8, Registration Statement No. 2-92929. Amendments thereto are incorporated by reference and filed as Exhibit 10.3 to Form 10-Q for quarter ended December 31, 1987 and as Exhibit 10.3.1 to Form 10-Q for quarter ended June 30, 1991.
10 Incorporated by reference from Exhibit 1(a), Form S-8, Registration Statement No.2-92929. Amendments thereto are incorporated by reference and filed as Exhibit 10.2 to Form 10-Q for quarter ended June 30, 1991,
      Exhibit  10.19 to Form 10-K for year ended  September 30, 1987 and Exhibit
      10.2 to Form 10-Q for quarter ended December 31, 1987.
11 Incorporated by reference from Exhibit 10a, Form S-8, Registration Statement No. 33-21027. Amendments thereto are incorporated by reference from Part II of prospectus dated August 21, 1990, contained in Form S-8, Registration Statement No. 33-36351 and as Exhibit 10.3.2 to Form 10-Q for quarter ended June 30, 1991.
12    Incorporated by reference from Form S-8, Registration Statement No.
      333-35299.
13    Incorporated by reference from Form S-8, Registration Statement No.
      333-52302.
14 Incorporated by reference from Form S-8, Registration Statement No. 33-37266. Amendments thereto are incorporated by reference to Exhibit
      10.16 to Form 10-Q for the quarter ended December 31, 1996.
15 Incorporated by reference from Exhibit 10.21 to Form 10-K for the year ended September 30, 1993.
16 Incorporated by reference from Exhibit 10.1 to Form 8-K dated May 14, 1999 and Exhibit 10.11 to Form 10-K for the year ended September 30, 1999.
17    Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended September 30, 1999
18    Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 31, 2000
19    Incorporated by reference to Exhibit 10.2 to Form 8-K dated July 31, 2000
20    Incorporated by reference from Form S-3, Registration Statement No.
      333-46478
21    Incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended June 30, 1989
22    Filed herewith

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

Financial Statements and Schedule Included                          Page

Report of Independent Accountants                                   F-2

                        Report of Independent Accountants

To the Stockholders and Board of Directors of General DataComm Industries, Inc.

In our opinion, the consolidated balance sheets and related consolidated statements of operations and accumulated deficit and cash flows present fairly, in all material respects, the consolidated financial position of General DataComm Industries, Inc. and Subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and cash deficits from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1, and are dependent upon, among other things, future profitable operations, the ability to generate sufficient cash from operations and to obtain additional financing sources. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 18 to the financial statements, the presentation of certain preferred stock amounts included in permanent equity has been reversed and presented as mandatorily redeemable preferred stock in the September 30, 2000 financial statements.



                                    /S/ PRICEWATERHOUSECOOPERS LLP
                                        PRICEWATERHOUSECOOPERS LLP


Stamford, Connecticut
November 9, 2000, except for Notes 1, 8 and 17, as to which the date is January 9, 2001 and Note 18, as to which the date is May 21, 2001