Form 10-Q/A
period 2000-12-31
GENERAL DATACOMM INDUSTRIES INC
filed 2001-10-22
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A

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

                  Total Number of Pages in this Document is 29.

PORTIONS AMENDED

The Registrant hereby amends Part 1, Financial Information, contained in the Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2000. The Registrant originally classified $5.0 million of 5% Preferred Stock outstanding as permanent equity at December 31, 2000 and September 30, 2000. However, to convert all outstanding 5% Preferred Stock into common stock, shareholder approval may be required to authorize the registration of additional shares of common stock. Since such shareholder approval is a contingency outside of the Registrant's control, the 5% Preferred Stock is now presented outside of permanent equity.

The disclosure regarding 5% Preferred Stock included in Note 11 was modified. In addition, various footnote disclosures and discussion areas in the "Management's Discussion and Analysis of Financial Condition and Operations" section were modified as necessary, including discussion regarding non-compliance with the covenant requirements of certain outstanding indebtedness as of December 31, 2000.

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

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations ............... 17


Part II -- OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K ..................... 28

                          PART I. FINANCIAL INFORMATION


               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                 December 31, September 30,
 In thousands, except shares                         2000         2000
 --------------------------------------------------------------------------
 ASSETS:                                         (Restated)
  Current assets:
       Cash and cash equivalents                  $2,344              $3,572
       Accounts receivable, less allowance
       for doubtful receivables of $1,913
       in December and $2,037 in September        23,508              25,631
       Inventories                                32,782              31,718
       Deferred income taxes                       1,525               1,521
       Other current assets                        8,438               8,311
 ------------------------------------------------------------------------------
 Total current assets                             68,597              70,753
 ------------------------------------------------------------------------------
 Property, plant and equipment, net               28,324              29,658
 Capitalized software development costs, net      17,532              22,160
 Other assets                                      9,021              10,512
 ------------------------------------------------------------------------------
                                                $123,474            $133,083
 ------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
      Current portion of long-term debt          $54,365             $51,982
      Accounts payable, trade                     24,294              23,040
      Accrued payroll and payroll-related costs    4,219               4,853
      Deferred income                              6,069               6,567
      Other current liabilities                   15,501              14,070
 ------------------------------------------------------------------------------
 Total current liabilities                       104,448             100,512
 ------------------------------------------------------------------------------
 Long-term debt, less current portion              3,000               3,000
 Deferred income taxes                             2,272               2,266
 Other liabilities                                 1,066               1,142
 ------------------------------------------------------------------------------
 Total liabilities                               110,786             106,920
 ------------------------------------------------------------------------------
 Commitments and contingent liabilities               --                  --
 Redeemable 5% preferred stock; par value $1.00
  per share, issued and outstanding: 200,000
  shares in December and September; liquidation
  value $5.0 million                               5,104              5,000
 9% preferred stock, common stock and
  other stockholders' equity:
   Preferred  stock, par value $1.00 per share,
     3,000,000 shares authorized (including 5%
     preferred stock); issued and
     outstanding: 787,900 shares of 9% cumulative
     convertible exchangeable preferred stock;
     total liquidation preference of $19.7 million   788                788
   Class B stock, par value $.10 per share,
     10,000,000 shares authorized; issued
     and outstanding: 2,057,103 in
     December and in September                       206                 206
   Common stock, par value $.10 per share,
     50,000,000 shares authorized; issued
     and outstanding: 27,710,710 in December
     and 27,709,710 in September                   2,771               2,771
   Capital in excess of par value                189,529             189,631
   Accumulated deficit                          (179,645)           (165,754)
   Accumulated other comprehensive loss           (4,626)             (5,040)
   Common stock held in treasury, at cost:
     194,614 shares in December and in September  (1,439)             (1,439)
 ------------------------------------------------------------------------------
 Total 9% preferred stock, common
  stock and other stockholders' equity             7,584              21,163
 ------------------------------------------------------------------------------
                                                $123,474            $133,083
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

                Due to certain activities which were in process and could have impacted disclosures in the Company's financial statements for the year ended September 30, 2000, the independent audit of such financial statements was not completed until January 9, 2001. As a result, on January 5, 2001, the Company's primary lenders served the Company with a notice of default on the basis that the Company did not provide such lenders with Company financial statements and an unqualified opinion within 90 days of its fiscal year end, as required in the Company's Loan Agreement. (In addition, due to a lack of compliance with a financial
                covenant  at  December 31, 2000,   the Company  may  receive an
                additional notice of default from its primary lenders). The Company has since provided its lenders with such financial statements for the year ended September 30, 2000 along with an unqualified opinion from its independent auditors. The Company's independent auditors also set forth an explanatory paragraph in their report following their unqualified opinion expressing uncertainty about the Company's ability to continue as a going concern.

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

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

                In addition to the restructuring and cost reduction actions taken, in June 2000, the Company engaged CIBC World Markets to provide strategic direction, which may ultimately involve the sale of one or more business units or the entire Company. To date this initiative has not been successful in identifying viable opportunities. The Company continues to actively pursue opportunities that are presented and is aggressively looking
                to identify new opportunities.  To  more  aggressively   pursue
                the sale of divisions, the Company has more recently engaged additional consultants to assist with such efforts. However, the Company does not have a committed plan or

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                definitive agreement for the sale of any of its operating segments or related assets at this time.

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

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                to  $110,000  at  December  31,  2000  and  September 30, 2000.

                A financial covenant of the Loan Agreement requires that stockholders' equity, as defined, must equal or exceed $10.0
                million.   At December 31, 2000, such  stockholders'  equity
                amounted to $9.1 million and, therefore, the Company may at any time receive an additional notice of default from its primary lenders for failure to satisfy this covenant.

                Mortgage Covenant Requirement

                As of December 31, 2000, the Company had $8.9 million in mortgages outstanding with one lending group on its previous Corporate headquarters property, which is currently vacant and available for sale, and on its Naugatuck, Connecticut property, where its VITAL Network Services main offices and its remaining manufacturing operations are located. To maintain compliance with the tangible net worth covenant requirement of these mortgage agreements, the Company intends to increase stockholders' equity by a minimum of $15.4 million or reduce the mortgage balance by a minimum of $6.2 million on or before April 14, 2001 (the Company believes that the sale of the vacant premises during the cure period could possibly satisfy the compliance). If the Company continues to report net losses in future quarters, additional actions to increase stockholders' equity and/or reduce the outstanding mortgage balance will be required to remain in compliance with the covenant requirement.

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

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                Legal Settlement Proceeds - The quarter ended December 31, 2000 includes income of $5.0 million, or $0.17 per share, for proceeds received, net of expenses, from a legal settlement.

                Debt Conversion Expense - Prior year results include a non-cash charge of $1.5 million, or $0.07 per share, for debt conversion
                expense.   Reference  is  made  to  Form 10-K  filed  with  the
                Securities and Exchange Commission for the year ended September 30, 2000, Note 8, "Long-Term Debt," for a more detailed discussion of the debt-to-equity conversions.

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

                5% Preferred Stock Activity
                ---------------------------
                In July 2000, the Company sold 200,000 shares of 5% Cumulative Convertible Preferred Stock ("5% Preferred Stock") for $5,000,000. The 5% Preferred Stock was originally convertible into one million shares of Common Stock at $5.00 per share, or five shares of common stock for each share of 5% Preferred Stock. Pursuant to the governing provisions of the 5% Preferred Stock, commencing with the three-month period ended January 31, 2001, the conversion price is reset every three months based upon the average closing price of the Company's common stock for the last 10 trading days of each three-month period.

                On January 31, 2001 the conversion price was reset to $0.651 per common share, or approximately 38.4 shares of common stock for each share of 5% Preferred Stock.

                Through February 13, 2001, 50,000 shares of the 5% Preferred Stock were converted into 1,920,121 shares of common stock at the conversion price of $0.651 per common share. The remaining 150,000 shares of 5% Preferred Stock outstanding could become convertible into 5,760,368 shares of common stock, partially subject to Company shareholder approval. Of such 5,760,368 shares, 2,766,582 shares (4,686,703 shares originally registered less 1,920,121 shares used for conversion) are registered and available for future conversion; however, Company shareholder approval would be required for registration of the additional 2,993,786 shares.

                On July 31, 2002, any outstanding 5% Preferred Stock plus accumulated dividends (accrued and recorded as an increase to the 5% Preferred Stock at December 31, 2000) must be redeemded or converted. Options available to the Company regarding
                redemption  and/or  conversion include:    (a)  conversion into
                common stock,  subject to  the  shareholder  approval discussed
                above;   (b)  redemption by the Company for cash;   or    (c) a
                combination  thereof.

                Since the potential need for shareholder approval to issue and list additional common shares at a future date is a contingency outside of the Company's control, the 5% Preferred Stock is presented outside of permanent equity.

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Business Conditions and Financial Plans

Due to certain activities which were in process and could have impacted disclosures in the Company's financial statements for the year ended September 30, 2000, the independent audit of such financial statements was not completed until January 9, 2001. As a result, on January 5, 2001, the Company's primary lenders served the Company with a notice of default on the basis that the Company did not provide such lenders with Company financial statements and an unqualified opinion within 90 days of its fiscal year end, as required in the Company's Loan Agreement. (In addition, due to lack of compliance with a financial covenant at December 31, 2000, the Company may receive an additional notice of default from its primary lenders). The Company has since provided its lenders with such financial statements for the year ended September 30, 2000 along with an unqualified opinion from its independent auditors. The Company's independent auditors also set forth an explanatory paragraph in their report following their unqualified opinion expressing uncertainty about the Company's ability to continue as a going concern.

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

Summary comments are as follows: (1) product revenue represents a significantly reduced portion of total revenue, reflecting the combined impact of a 53% reduction in product revenues and 8.6% service revenue growth; (2) gross margin erosion primarily result from the costs of managing product supply being absorbed manufacturing costs over a reduced revenue base; service margins were also down; (3) operating expenses, which have were reduced as compared to the prior year when measured in dollars, are higher when measured as a percent of revenue due the reduced revenue base; and (4) current year restructuring of operations includes a $4.3 million charge (14.6% of revenue) for the write-off of capitalized software development costs applicable to projects which were cancelled as a result of a Company restructuring.

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

Liquidity and Capital Resources

Due to certain activities which were in process and could have impacted disclosures in the Company's financial statements for the year ended September 30, 2000, the independent audit of such financial statements was not completed until January 9, 2001. As a result, on January 5, 2001, the Company's primary lenders served the Company with a notice of default on the basis that the Company did not provide such lenders with Company financial statements and an unqualified opinion within 90 days of its fiscal year end, as required in the Company's Loan Agreement. (In addition, due to a lack of compliance with financial covenants as of December 31, 2000, the Company may receive an additional notice of default from its primary lenders.) The Company has since provided its lenders with such financial statements for the year ended September 30, 2000 along with an unqualified opinion from its independent auditors. The Company's independent auditors also set forth an explanatory paragraph in their report following their unqualified opinion expressing uncertainty about the Company's ability to continue as a going concern.

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

The Company currently has a $70 million Loan Agreement in place, comprised of $35 million (original amount) in term loans and a $35 million (maximum value) revolving line of credit. At December 31, 2000, the Company had $32.8 million in term loans outstanding and $10.7 million in revolving line of credit borrowings outstanding. Reference is made to Note 2, "Business Conditions and Financial Plans" and Note 6, "Long-Term Debt," for further discussion of the Loan Agreement (including existing and potential notices of default) and other outstanding indebtedness of the Company, including actions required by the Company to remain in compliance with the covenant requirements of a mortgage agreement (such mortgage had an outstanding balance of $8.9 million at December 31, 2000). Furthermore, reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 2000 for further disclosures applicable to outstanding indebtedness of the Corporation.

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

Non-debt working capital, excluding cash and cash equivalents, amounted to $16.2 million at December 31, 2000, as compared to $18.7 million at September 30, 2000. A reduction in

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

accounts receivable, resulting from lower product shipments, comprised most of the reduction.

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

Credit Availability: As noted above, on January 5, 2001, the Company's primary lenders served the Company with a notice of default on the basis that the Company did not provide such lenders with Company financial statements and an unqualified opinion within 90 days of its fiscal year end, as required in the Company's Loan Agreement. (In addition, due to a lack of compliance with financial covenants at December 31, 2000, the Company may receive an additional notice of default from its primary lenders.) The Company has since provided its lenders with such financial statements for the year ended September 30, 2000 along with an unqualified opinion from its independent auditors. The Company's independent auditors also set forth an explanatory paragraph in their report following their unqualified opinion expressing uncertainty about the Company's ability to continue as a going concern.

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


Dated:  October 22, 2001