Form 10-Q/A
period 2001-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 2001-10-30
CIK 40518

SECURITIES AND EXCHANGE COMMISSION

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

                  Total Number of Pages in this Document is 30.

PORTIONS AMENDED

     The Registrant hereby amends Part 1, Financial Information, contained in the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2001 to include corrections to information regarding the Registrant's reported non-compliance with various financial covenant requirements of outstanding indebtedness. In addition, the amended financial statements recognize a $5.2 million asset impairment charge for the quarter ended March 31, 2001 and the accrual of $108,000 in dividends on the Registrant's outstanding 5% Preferred Stock. Other minor changes, including a revision of Note 7, "5% Preferred Stock," are also included. Furthermore, the Registrant's independent auditors have completed their review of the financial statements included in this report.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                         Page

Part I -- FINANCIAL INFORMATION

               Consolidated Balance Sheets - As Of
               March 31, 2001 and September 30, 2000 ....................  3

               Consolidated Statements of Operations and
               Accumulated Deficit - For the Three and Six
               Months Ended March 31, 2001 and 2000  ....................  4

               Consolidated Statements of Cash Flows - For the
               Six Months Ended March 31, 2001 and 2000 .................  5

               Notes to Consolidated Financial Statements................  6

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............ 18


Part II -- OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security-Holders.....  29

        Item 6.  Exhibits and Reports on Form 8-K .......................  29

                          PART I. FINANCIAL INFORMATION


               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                              March 31,         September 30,
In thousands, except shares                     2001               2000
-----------------------------------------------------------------------------
ASSETS:                                       (Unaudited)
  Current assets:
   Cash and cash equivalents                    $770              $3,572
   Accounts receivable, less allowance for
    doubtful receivables of $1,948 in March
      and $2,037 in September                 23,454              25,631
   Inventories                                29,810              31,718
   Deferred income taxes                       1,521               1,521
   Other current assets                        8,539               8,311
------------------------------------------------------------------------------
Total current assets                          64,094              70,753
------------------------------------------------------------------------------
Property, plant and equipment, net            21,915              29,658
Capitalized software development costs, net   15,194              22,160
Other assets                                   4,239              10,512
------------------------------------------------------------------------------
                                            $105,442            $133,083
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
   Current portion of long-term debt         $58,535             $51,982
   Accounts payable, trade                    24,374              23,040
   Accrued payroll and payroll-related costs   3,723               4,853
   Deferred income                             5,498               6,567
   Other current liabilities                  15,000              14,070
-------------------------------------------------------------------------------
Total current liabilities                    107,130             100,512
-------------------------------------------------------------------------------
Long-term debt, less current portion           3,000               3,000
Deferred income taxes                          2,244               2,266
Other liabilities                              1,166               1,142
------------------------------------------------------------------------------
Total liabilities                            113,540             106,920
------------------------------------------------------------------------------
Commitments and contingent liabilities         --                  --
Redeemable 5% preferred stock, par value
  $1.00 per share, issued and outstanding:
  130,000 shares in March and 200,000
  shares in September; liquidation preference
  of $3.4 million in March and $5.0 million
  in September                                  3,358              5,000
9% preferred stock, common stock and other
  stockholders' equity:
Preferred stock, par value $1.00 per share
  3,000,000 shares authorized (including
  5% preferred stock); issued and
  outstanding:  787,900 shares in March and
  800,000 shares in September of 9%
  cumulative convertible exchangeable
  preferred stock; $19.7 million
  liquidation preference                        788                  788
Class B stock, par value $.10 per share,
  10,000,000 shares authorized; issued
  and outstanding: 2,057,103 in March and
  September                                      206                 206
Common stock, par value $.10 per share,
  50,000,000 shares authorized; issued
  and outstanding: 30,549,905 in March
  and 27,709,710 in September                  3,055               2,771
Capital in excess of par value               191,065             189,631
Accumulated deficit                         (199,714)           (165,754)
Accumulated other comprehensive loss          (5,417)             (5,040)
Common stock held in treasury, at cost:
  194,614 shares in March and September       (1,439)             (1,439)
-------------------------------------------------------------------------------
Total 9% preferred stock, common stock and
  other stockholders' equity                 (11,456)             21,163
-------------------------------------------------------------------------------
                                            $105,442            $133,083
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

            GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)

                                      Three Months Ended      Six Months Ended
                                            March 31,            March 31,
In thousands, except per share data     2001       2000       2001        2000
-------------------------------------------------------------------------------
Revenues:
   Net product sales                  $19,235    $29,060    $35,910     $64,422
   Service revenue                     10,658     11,378     22,820      22,573
   Other revenue                          592        949      1,193       1,972
                                       ------     ------     ------      ------
                                       30,485     41,387     59,923      88,967

Cost of revenues:
   Cost of product sales              12,557      15,276     23,370      33,656
   Amortization of capitalized
     software development costs        2,153       2,993      4,619       5,993
   Gross margin                        6,885      14,359     13,070      32,285
   Cost of service revenue             8,851       8,710     18,781      16,896
   Cost of other revenue                  39          49         83         137
                                      ------      ------     ------      ------
                                      23,600      27,028     46,853      56,682

Gross margin                           6,885      14,359     13,070      32,285

Operating expenses:
   Selling, general and
     administrative                   10,833      14,922     23,460      29,525
   Research and product development    2,256       5,034      7,071      10,206
   Restructuring and other charges    11,425          --     16,325         500
                                      ------      ------     ------      ------
                                      24,514      19,956     46,856      40,231

Operating loss                       (17,629)     (5,597)   (33,786)    (7,946)

Other income (expense):
   Interest, net                      (2,180)     (2,063)    (4,189)     (4,075)
   Debt conversion expense               --         (879)        --      (2,403)
   Legal settlement proceeds, net        --           --      5,000          --
   Other, net                            140         111       (185)        355
                                       -----      -------      -----     -------
                                      (2,040)     (2,831)      (626)     (6,123)

Loss before income taxes             (19,669)     (8,428)   (33,160)    (14,069)

Income tax provision                     400         400        800         700
                                       -----      -------   --------    --------

Net loss                            ($20,069)    ($8,828)  ($33,960)   ($14,769)
                                    =========    ========  =========   =========

Basic and diluted loss per share      ($0.65)     ($0.36)    ($1.12)     ($0.65)
                                    =========    ========  =========   =========
Weighted average number of common
 and common equivalent
 shares outstanding                   30,986      25,815     30,272      24,054
                                    =========    ========  =========    ========

Accumulated deficit at beginning
 of period                         ($179,645)  ($133,863) ($165,754)  ($127,472)
Net loss                             (20,069)     (8,828)   (33,960)    (14,769)
Payment of preferred stock
  dividends                                -        (450)         -        (900)
                                   ----------  ----------- ---------   ---------
Accumulated deficit at end
 of period                         ($199,714)  ($143,141) ($199,714)  ($143,141)
                                   ==========  ========== ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.
                                      4

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Increase (Decrease) in Cash
                                                         and Cash Equivalents
                                                     ---------------------------
                                                            Six Months Ended
                                                                March 31,
                                                     ---------------------------
In thousands                                              2001          2000
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                             ($33,960)    ($14,769)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                         8,613       11,432
    Non-cash charge for capitalized
     software write-down                                  5,100           --
    Non-cash charge for write-down of real estate
     assets held for sale                                 4,500           --
    Non-cash charge for asset impairment                  5,225           --
    Non-cash charge for debt conversion                     --         2,403
    Changes in:
      Accounts receivable                                 1,947          288
      Inventories                                         1,833       (5,178)
      Accounts payable and accrued expenses                 365         (974)
      Other net current assets                             (384)       1,231
      Other net long-term assets                          2,166       (3,111)
-------------------------------------------------------------------------------
Net cash used in operating activities                    (4,595)      (8,678)
-------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property, plant and equipment, net        (436)      (2,438)
  Capitalized software development costs                 (4,378)      (6,084)
-------------------------------------------------------------------------------
Net cash used in investing activities                    (4,814)      (8,522)
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Revolver borrowings, net                                9,563       (1,477)
  Proceeds from notes and mortgages                          --       20,700
  Principal payments on notes and mortgages              (2,995)      (2,162)
  Proceeds from issuing common stock                         82          719
  Payment of preferred stock dividends                       --         (900)
-------------------------------------------------------------------------------
Net cash provided by financing activities                 6,650       16,880
-------------------------------------------------------------------------------
Effect of exchange rates on cash                            (43)         (80)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                 (2,802)        (400)
Cash and cash equivalents at beginning of period - (1)     3,572        3,790
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period - (1)            $770       $3,390
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

                In the opinion of management and subject to the discussion above, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present on a going-concern basis the consolidated financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of March 31, 2001, the consolidated results of their operations for the three and six months ended March 31, 2001 and 2000, and their cash flows for the six months ended March 31, 2001 and 2000. Such adjustments (excluding the $4.5 million write-down of real estate assets held for sale and the $5.2 million asset impairment charge for the three and six months ended March 31, 2001) are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

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

                A financial covenant of the Loan Agreement requires that stockholders' equity, as defined, must equal or exceed $10.0 million. At March 31, 2001, such stockholders' equity amounted to a deficit of $9.2 million and, therefore, the Company may at any time receive a notice of default from its primary lenders for failure to satisfy this covenant. In addition, as of May 17, 2001, an "over-advance" condition exists whereby borrowings outstanding under the Company's revolving line of credit portion of the Loan Agreement exceeded the maximum amounts available per terms of the Loan Agreement.

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

                Mortgage  Covenant  And Waiver of Default:  To allow for time to potentially resolve a default of a financial covenant relating to maintaining minimum levels of tangible net worth, as defined, per terms of certain mortgage agreements, the agent for the mortgage holders has recommended to such holders to waive default through June 5, 2001. The Company is awaiting this response and completion of the paperwork for such waiver. Such mortgages relate to the Company's former executive office
                property,  which is  currently   vacant, and to  its Naugatuck,
                Connecticut  property,   where its  VITAL  Network Services
                main offices and its remaining manufacturing operations are located (refer to Note 6, "Long-Term Debt," for more detailed discussion). The former executive office property is currently for sale and the Company plans to vacate the Naugatuck, Connecticut facility over the next year due to downsizing. As of March 31, 2001, the Company owed $8.8 million under such mortgages.

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

                In addition to the restructuring and cost reduction actions taken, in June 2000, the Company engaged CIBC World Markets ("CIBC") to provide strategic direction, which may ultimately involve the sale of one or more business units or the entire Company. To date this initiative has not been successful in identifying viable opportunities and the specific engagement of CIBC is no longer active. The Company continues to actively pursue all opportunities that have been identified and is aggressively looking to identify new opportunities through both internal resources and through the engagement of outside consultants to assist with such efforts. However, the Company does not have a committed plan or definitive agreement for the sale of any of its operating segments or related assets at this time.

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
                                 ========                      =========

NOTE 4.         PROPERTY, PLANT AND EQUIPMENT

                Property, plant and equipment consists of (in thousands):

                                          March 31, 2001     September 30, 2000
                                          --------------     ------------------

                Land                            $   1,737         $   1,746
                Buildings and improvements         29,867            30,177
                Test equipment, fixtures and
                  field spares                     53,754            53,818
                Machinery and equipment            57,263            57,995
                                                  --------          -------
                                                  142,621           143,736
                Less:  accumulated depreciation   120,706           114,078
                                                  --------          -------
                                                 $ 21,915          $ 29,658
                                                 ========          ========

                At March 31, 2001 and September 30, 2000, land, buildings and improvements with a net book value of approximately $7.3 million and $5.6 million, respectively, were being held for sale
                (see Note 8, "Restructuring and Other Income and Expense," for discussion of the write-down of real estate assets held for sale taken in the quarter ended March 31, 2001).

NOTE 5.         CAPITALIZED SOFTWARE DEVELOPMENT COSTS

                As a result of restructuring operations, certain development projects were cancelled, resulting in non-cash charges of $0.8 million and $4.3 million for the write-off of capitalized software development costs in the quarters ended March 31, 2001 and December 31, 2000, respectively, or $5.1 million for the six months ended March 31, 2001. In addition, capitalized software
                development costs were further reduced by $1.6 million in   the
                quarter ended June 30, 2001, associated with an asset impairment charge recorded due to a decline in the Broadband Systems Division's ATM business.

                The accumulated amortization of capitalized software development costs amounted to $18,471,000 and $15,630,000 at March 31, 2001 and September 30, 2000, respectively.

NOTE 6.         LONG-TERM DEBT

                Long-term debt consists of (in thousands):

                                             March 31, 2001  September 30, 2000
                                             --------------  ------------------

                Revolving credit facility  $ 16,520              $ 6,957
                Notes payable                32,761               35,452
                7 3/4% convertible senior
                 subordinated debentures      3,000                3,000
                Real estate mortgages         9,254                9,573
                                            -------             --------
                                             61,535               54,982
                Less:  current portion       58,535               51,982
                                            -------             --------
                                            $ 3,000              $ 3,000
                                            =======              =======

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

                Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 2000 for further disclosures applicable to the Loan Agreement. Separately, refer to Note 2, "Business Conditions and Financial Plans," for discussion regarding claimed and potential defaults under terms of the Loan Agreement and other important information.

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

                A financial covenant of the Loan Agreement requires that stockholders' equity, as defined, must equal or exceed $10.0 million. At March 31, 2001, such stockholders' equity amounted to a deficit of $9.2 million and, therefore, the Company may at any time receive a notice of default from its primary lenders for failure to satisfy this covenant.

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

                Mortgage Covenant Requirement

                As of March 31, 2001, the Company had $8.8 million in mortgages outstanding with one lending group. Such mortgages relate to the Company's former executive office property, which is currently vacant, and to its Naugatuck, Connecticut property, where its VITAL Network Services main offices and its remaining manufacturing operations are located. The former executive office property is currently for sale and the Company plans to vacate its Naugatuck, Connecticut facility over the next year due to downsizing.

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

                In the event such a plan is not accepted by the mortgage holders and/or the consent of the primary lenders is not obtained, the mortgage holders may accelerate the mortgage loans, and this action would result in an automatic default under the Company's
                primary  Loan  Agreement.   In  the interim,   the  Company  is
                continuing to pursue the sale of its previous corporate headquarters facility located in Middlebury, Connecticut and plans to offer its facility in Naugatuck, Connecticut for sale in the near future.

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

                On January 31, 2001 the conversion price was reset to $0.651 per common share, or approximately 38.4 shares of common stock for each share of 5% Preferred Stock. Furthermore, on April 30, 2001, the conversion price was again reset to $0.395 per common share, or approximately 63.29 shares of common stock for each share of 5% Preferred Stock.

                During the six months ended March 31, 2001, 70,000 shares of the 5% Preferred Stock were converted into 2,688,172 shares of common stock at a conversion price of $0.651 per common share. Based upon the new conversion price effective on April 30, 2001, the remaining 130,000 shares of 5% Preferred Stock outstanding could become convertible into 8,227,848 shares of common stock, partially subject to Company shareholder approval. Of such 8,227,848 shares, 1,998,531 shares are registered and available for future conversion; however, Company shareholder approval would be required for registration of the additional 6,229,317 shares.

                On July 31, 2002, any outstanding 5% Preferred Stock plus accumulated dividends must be redeemed or converted. Options available to the Company regarding redemption and/or conversion include: (a) conversion into common stock, subject to the shareholder approval discussed above; (b) redemption by the Company for cash; or (c) a combination thereof.

                Since shareholder approval to issue and list additional common shares at a future date is a contingency outside of the Company's control, the 5% Preferred Stock is presented outside of permanent equity.

                Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 2000 for further disclosures regarding terms of the 5% Preferred Stock.

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

                Write-down of Real Estate Assets Held for Sale - The Company plans to vacate its Naugatuck, Connecticut facility, which it owns, over the next year due to announced downsizing of operations and planned sale of divisions. The Company previously had vacated its former headquarters building in Middlebury, Connecticut, and has actively listed that property for sale. The Company estimates that the fair market value of such
                properties  is  less  than  their  carrying  values  and   has
                accordingly recorded a write-down of $4.5 million and a corresponding charge to earnings in the quarter ended March 31, 2001.

                Impairment of Broadband Systems Division ("BSD") Assets - In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a non-cash charge of $5.2 million, or $0.17 per share, in the quarter ended March 31, 2001 to write down the carrying value of assets associated with the Broadband Systems Division.

                The estimated fair value of the Company's BSD assets are based upon the Company's estimate of how much such assets could be sold for (less related closing costs) in a current transaction between willing parties. The impairment charge resulted in reductions to the Company's goodwill and capitalized software balances.

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

                The tables below present financial performance information by reportable segment (in thousands):

                                Three Months Ended             Six Months Ended
                                    March 31,                     March 31,

                                 2001           2000         2001        2000
                                 ---------------------      -------------------
 Revenue:
 -------
  Broadband Systems               $6,382       $14,607        $15,367   $32,057
  Network Access                  12,877        14,479         20,591    32,407
  VITAL Network Services, L.L.C.  10,658        11,378         22,820    22,573
  DataComm Leasing Corporation       568           923          1,145     1,930
                                --------       -------        -------   --------
                    Total        $30,485       $41,387         $59,923  $88,967
                                ========       =======         =======  =======

 Operating Income (Loss):
 -----------------------
  Broadband Systems             $(6,348)      $(6,510)      $(14,241)  $(10,469)
  Network Access                  1,607           962            (627)     2,699
  VITAL Network Services, L.L.C.   (378)          259            (525)       855
  DataComm Leasing Corporation     (372)          751               41     1,501
                                --------      --------       ---------   -------
                    Total       $(5,491)      $(4,538)       $(15,352)  $(5,414)
                                ========      ========        ========  ========

Reconciliations of operating loss, as reported above, to consolidated loss before income taxes are summarized below:

Operating loss, per above            $(5,491)    $(4,538)   $ (15,352)  $(5,414)
Capitalized software activity, net        87          91         (241)       91
General corporate expenses              (800)     (1,150)      (1,868)   (2,123)
Restructuring of operations           (1,700)         --       (6,600)     (500)
Write-down of real estate assets
 held for sale                        (4,500)         --       (4,500)       --
Asset impairment charge               (5,225)         --       (5,225)       --
Debt conversion expense                   --        (879)          --    (2,403)
Other expense                         (2,040)     (1,952)         626    (3,720)
                                     --------     -------       ------  -------
Loss Before Income Taxes            $(19,669)    $(8,428)    $(33,160) $(14,069)
                                     ========    ========    ========  ========

NOTE 10.        LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                               Three Months Ended        Six Months Ended
                                    March 31,                 March 31,
                               2001         2000         2001           2000
                               ------------------        -------------------

Numerator:
---------
  Net loss                     $(20,069)    $(8,828)   $(33,960)     $(14,769)
  Preferred stock dividends         --         (450)         --          (900)
                               --------     --------   ---------     ---------
  Numerator for basic and
    diluted loss per share -
    loss applicable to
    common stockholders        $(20,069)    $(9,278)   $(33,960)      $(15,669)
                               =========    ========   =========      =========

Denominator:
-----------
 Denominator for basic and
   diluted loss per share -
   weighted average shares
   outstanding                   30,986      25,815      30,272        24,054
                               --------     -------    -----------    ---------

Basic and diluted loss per
  share                        $ (0.65)    $  (0.36)    $ (1.12)      $  (0.65)
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

NOTE 11.        COMPREHENSIVE LOSS

The following table sets forth the computation of  comprehensive loss:

                                   Three Months Ended      Six Months Ended
                                      March 31,                March 31,
                                   2001          2000      2001          2000
                                   ------------------      -------------------

Net loss                          $(20,069)   $(8,828)      $(33,960)  $(14,769)
Other comprehensive loss,
 net of tax:
Foreign currency translation
adjustments                           (791)      (385)         (377)      (876)
                                  ---------   ---------     ---------   -------

Comprehensive loss                $(20,860)   $(9,213)     $(34,337)  $(15,645)
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

Results Of Operations

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):


                                                         Three Months Ended                  Six Months Ended
                                                               March 31,                         March 31,

                                                           2001           2000                2001      2000
                                                      -------------------------            --------------------

Revenues:
    Net product sales                                     63.1%         70.2%             59.9%           72.4%
    Service revenue                                       35.0          27.5              38.1            25.4
    Other revenue                                          1.9           2.3               2.0             2.2
                                                         -------       ------           ------          ------
                                                         100.0           100.0           100.0           100.0
Cost of revenues                                          70.4          58.1              70.5            57.0
                                                         -------       ------           ------          ------
Gross margin                                              29.6          41.9              29.5            43.0
Amortization of capitalized
  software development costs                               7.1           7.2               7.7             6.7
Selling, general and administrative                       35.5          36.1              39.2            33.2
Research and product development                           7.4          12.2              11.8            11.5
                                                          -----         ----              ----            ----

Operating loss before restructuring and other charges    (20.4)        (13.5)            (29.2)           (8.4)

Restructuring of operations and other charges            (37.4)            --            (27.2)           (0.5)
                                                        -------        ------             -----         -------

Operating loss                                           (57.8)%       (13.5)%           (56.4)%          (8.9)%
                                                        -------        ------            ------           -----

Net loss excluding unique items*                         (28.4)%       (19.2)%           (37.8)%         (13.3)%
                                                        -------        ------            ------          ------

Net loss                                                 (65.8)%       (21.3)%           (56.7)%         (16.6)%
                                                         ======        ======            ======          ======


--------------------
*Current year unique items are comprised of restructuring charges, a non-cash charge for the write-down of real estate assets held for sale, a non-cash asset impairment charge related to the ATM business, and income from a legal settlement. Prior year unique items are comprised of restructuring charges and debt conversion expense.

Summary comments are as follows: (1) product revenue represents a reduced portion of total revenue, reflecting the impact of a 33.8% reduction in product revenues in the quarter (44.3% reduction year-over-year); (2) gross margin erosion is primarily the result of the costs of managing product supply being absorbed over a reduced revenue base; service margins were also down; (3) year-to-date operating expenses, which were reduced as compared to the prior year when measured in dollars, are higher when measured as a percent of revenue due the reduced revenue base; it should be noted, however, that current quarter operating expenses (measured as a percent of revenue), are lower than the prior year, despite the reduced revenue base; it should be noted, however, that current quarter operating expenses (measured as a percent of revenue), which include the impact of workforce reductions executed in November 2000 and January 2001, are lower than the prior year, despite the reduced revenue base. Furthermore, refer to Note 8, "Restructuring and Other Income and Expenses," for detailed discussion for restructuring of operations and other charges.

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

Summary financial results by product type and business unit for three and six months ended March 31, 2001 and 2000, along with a reconciliation to the reported net loss, follows ($ in millions):

                                                   Three Months Ended              Six Months Ended
                                                         March 31,                      March 31,
                                                      2001           2000          2001         2000
                                                ------------------------------    ----------------------
         Revenues
         Broadband Systems                         $6.4             $14.6            $15.4        $32.1
         Network Access                            12.9              14.5             20.6         32.4
         VITAL Network Services                    10.7              11.4             22.8         22.6
         Other                                      0.5               0.9              1.1          1.9
                                                -------           -------         --------      -------
              Total                               $30.5             $41.4            $59.9        $89.0

         Operating Income (Loss)
         Broadband Systems                        $(6.3)            $(6.5)          $(14.2)      $(10.5)
         Network Access                             1.6               1.0             (0.6)         2.7
         VITAL Network Services                    (0.4)              0.3             (0.5)         0.9
         Other                                     (0.4)              0.7               --          1.5
                                              ----------         ---------          -------      ------
              Total                                (5.5)             (4.5)           (15.3)        (5.4)

         Reconciliation to net loss:
           General corporate expenses              (0.8)             (1.2)            (1.9)        (2.1)
           Interest expense, net                   (2.2)             (2.1)            (4.2)        (4.1)
           Restructuring costs                     (1.7)               --             (6.6)        (0.5)
           Write-down of real estate assets        (4.5)               --             (4.5)           --
           Asset impairment charge                 (5.2)               --             (5.2)           --
           Legal settlement proceeds, net           --                 --              5.0            --
           Debt conversion expense                  --               (0.9)              --         (2.4)
           Other, net                               0.3               0.3             (0.5)         0.4
                                                -------           --------          ---------      ----
          Net loss before tax                    $(19.6)            $(8.4)          $(33.2)      $(14.1)
          Income tax provision                      0.4               0.4              0.8          0.7
                                              ----------          -------             ----          ---
          Net loss                              $ (20.0)            $(8.8)          $(34.0)      $(14.8)
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

Write-down of Real Estate Assets - for discussion of this item, refer to Note 8, "Restructuring and Other Income and Expenses."

Asset Impairment Charge - for discussion of this item, refer to Note 8, "Restructuring and Other Income and Expenses."

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

Operating

Net cash used in operating activities amounted to $(4.6) million and $(8.7) million in the six-month periods ended March 31, 2001 and 2000, respectively. Current year consumption is principally comprised of the reported net loss, partially offset by non-cash charges (including depreciation expense, the write-down of capitalized software development costs, the write-down of real estate held for sale and other asset impairment charges), and reductions in accounts receivable and inventory levels. The reduced levels of inventory and accounts receivable reflect the Company's cash management efforts. Cash consumption for the six months ended March 31, 2000 includes, among other items, an increase in inventory levels ($5.2 million) and an increase in investments in leased assets ($2.2 million). The inventory growth resulted from precautionary measures taken by the Company as it transitioned to outsource the manufacturing function last year; the increased level of investments in leases reflects the impact of some large operating leases entered into during the quarter ended March 31, 2000.

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

Reference is made to Note 1, "Basis of Presentation," Note 2, "Business Conditions and Financial Plans" and Note 6, "Long-Term Debt," for more detailed discussions of indebtedness outstanding, including potential defaults, related risks and Company plans. In addition, reference is made to the "Liquidity and Capital Resources" discussion above.

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


Dated:  October 30, 2001