Form 10-Q
period 2001-06-30
GENERAL DATACOMM INDUSTRIES INC
filed 2001-11-01
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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

             Yes     X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
       Title of Each Class                            at June 30, 2001

 Common Stock, $.10 par value                            30,988,202
 Class B Stock, $.10 par value                            2,057,103

                  Total Number of Pages in this Document is 33.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                       Page

Part I -- FINANCIAL INFORMATION

               Consolidated Balance Sheets - As Of
               June 30, 2001 and September 30, 2000 ..................  3

               Consolidated Statements of Operations and
               Accumulated Deficit - For the Three and Nine
               Months Ended June 30, 2001 and 2000  ..................  4

               Consolidated Statements of Cash Flows - For the
               Nine Months Ended June 30, 2001 and 2000 ..............  5

               Notes to Consolidated Financial Statements ............  6

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations ......... 23


Part II -- OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K .................... 32

                          PART I. FINANCIAL INFORMATION

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                   June 30,       September 30,
                                                     2001             2000
-------------------------------------------------------------------------------
ASSETS:                                          (Unaudited)
 Current assets:
      Cash and cash equivalents                    $ 8,238          $ 3,572
      Accounts receivable, less allowance
        for doubtful receivables of $1,637 in
        June and $2,037 in September                17,507           25,631
      Receivables from sales of divisions
        Due at closing                               7,342               --
        Notes receivable                             7,000               --
      Inventories                                   18,943           31,718
      Deferred income taxes                            307            1,521
      Other current assets                             587            8,311
      Net assets of discontinued operations          2,741               --
-------------------------------------------------------------------------------
 Total current assets                               62,665           70,753
-------------------------------------------------------------------------------
 Property, plant and equipment, net                  2,475           24,140
 Land and buildings held for sale                   10,553            5,518
 Capitalized software development costs, net           468           22,160
 Other assets                                          274           10,512
 Net assets of discontinued operations               1,522               --
-------------------------------------------------------------------------------
                                                   $77,957         $133,083
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
     Current portion of long-term debt             $50,986          $47,921
     Mortgages on land and buildings held for sale   9,108            4,061
     Accounts payable, trade                        19,657           23,040
     Accrued payroll and payroll-related costs       2,576            4,853
     Deferred income                                    --            6,567
     Other current liabilities                      20,470           14,070
------------------------------------------------------------------------------
 Total current liabilities                          102,797          100,512
------------------------------------------------------------------------------
 Long-term debt, less current portion                 3,000            3,000
 Deferred income taxes                                  644            2,266
 Other liabilities                                      772            1,142
-------------------------------------------------------------------------------
 Total liabilities                                  107,213          106,920
-------------------------------------------------------------------------------
 Commitments and contingent liabilities                  --               --
 Redeemable 5% preferred stock, par value
  $1.00 per share, issued and outstanding:
  120,000 shares in June and 200,000 shares in
  September; $3.2 million liquidation preference      3,178            5,000
 Non-redeemable preferred stock, common stock and
 other stockholders' equity:                             --               --
   Preferred  stock,  par value $1.00 per share,  3,000,000  shares  authorized;
     issued and outstanding: 787,900 shares in June and 800,000 shares in September of 9% cumulative convertible exchangeable preferred stock; $19.7 million liquidation
     preference                                         788              788
   Class B stock, par value $.10 per share,
     10,000,000 shares authorized; issued
     and outstanding: 2,057,103 in June and September   206              206
   Common stock, par value $.10 per share,
     50,000,000 shares authorized; issued
     and outstanding: 31,182,816 in June
     and 27,709,710 in September                      3,118            2,771
   Capital in excess of par value                   191,182          189,631
   Accumulated deficit                             (223,633)        (165,754)
   Accumulated other comprehensive loss              (2,656)          (5,040)
   Common stock held in treasury, at cost:
    194,614 shares in June and September             (1,439)          (1,439)
-------------------------------------------------------------------------------
 Total non-redeemable preferred stock, common
  stock and other stockholders' equity              (32,434)          21,163
-------------------------------------------------------------------------------
                                                    $77,957         $133,083
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)

                                                    Three Months Ended                    Nine Months Ended
                                                         June 30,                             June 30,
-----------------------------------------------------------------------------------------------------------------
In thousands, except per share data                    2001           2000                  2001          2000
-----------------------------------                 -----------------------             -------------------------


 Sales                                              $ 13,788       $ 27,384             $ 49,769        $ 91,848
 Cost of Sales                                        17,340         17,728               45,329          57,373
                                                    --------       --------             --------        --------
 Gross Margin                                         (3,552)         9,656                4,440          34,475

 Operating expenses:
     Selling, general and administrative               7,599         12,609               25,474          37,024
     Research and product development                  2,841          5,299                9,912          15,505
     Other charges                                    16,595          2,000               32,920           2,500
                                                     -------       --------             --------        --------
                                                      27,035         19,908               68,306          55,029
 Operating loss                                      (30,587)       (10,252)             (63,866)        (20,554)

 Other income (expense):
     Interest, net                                    (2,937)        (2,292)              (7,126)         (6,367)
     Gain on sale of Multimedia division               1,346              -                1,346               -
     Legal settlement proceeds, net                        -              -                5,000               -
     Debt conversion expense                               -              -                    -          (2,403)
     Other, net                                            9            167                 (176)            522
                                                      -------       -------               -------         -------
                                                      (1,582)        (2,125)                (956)         (8,248)
 Loss from continuing operations before
      income taxes                                   (32,169)       (12,377)             (64,822)        (28,802)

 Income tax provision                                     10             20                   50              50
                                                     --------       --------             -------         --------
 Net loss from continuing operations                 (32,179)       (12,397)             (64,872)        (28,852)

 Discontinued Operations:
      Income (loss) from discontinued operations,
           net of income taxes                        (1,123)         1,003               (2,390)          2,689

      Gain on sale of discontinued operations,
           net of income taxes                         9,383              -                9,383               -
                                                   ----------     ----------           ----------      ----------
 Net Loss                                          $ (23,919)     $ (11,394)           $ (57,879)      $ (26,163)
                                                   ==========     ==========           ==========      ==========
 Basic and diluted loss per share:
      Continuing Operations                        $   (0.99)     $   (0.49)           $   (2.09)      $   (1.22)
      Discontinued Operations                      $   (0.03)     $    0.04            $   (0.08)      $    0.11
      Gain on sale of discontinued operations      $    0.29      $       -            $    0.30       $       -
                                                   ----------     ----------           ----------      ----------
      Total                                        $   (0.73)     $   (0.45)           $   (1.86)      $   (1.11)
                                                   ==========     ==========           ==========      ==========
 Average number of common and
    common equivalent shares outstanding              32,593         26,463               31,046          24,840
                                                   ==========     ==========           ==========      ===========

 Accumulated deficit at beginning of period        $(199,714)    $ (143,141)          $ (165,754)     $ (127,472)
 Net loss                                            (23,919)       (11,394)             (57,879)        (26,163)
 Payment of preferred stock dividends                     --           (443)                  --          (1,343)
                                                   ----------    -----------          -----------     -----------
 Accumulated deficit at end of period              $(223,633)    $ (154,978)          $ (223,633)     $ (154,978)
                                                   ==========    ===========          ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    RESTATED
               GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Increase (Decrease) in Cash
                              and Cash Equivalents
                                                        Nine Months Ended
                                                            June 30,
In thousands                                             2001         2000
-------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                             ($57,879)    ($26,163)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                           12,191       16,827
  Other non-cash items:
    Asset impairment write-down                           26,595           --
    Gain on sale of assets and discontinued operations   (10,729)          --
    Capitalized software write-down                        5,929           --
    Write-down of real estate held for sale                4,500           --
    Debt conversion into common stock                         --        2,403
    Lease receivable write-off                                --        2,000
  Changes in:
    Accounts receivable                                    6,651        5,209
    Inventories                                            4,473      (11,660)
   Accounts payable and accrued expenses                     552        5,291
   Other net current assets                                1,895        2,649
-------------------------------------------------------------------------------
   Other net long-term assets                              1,752       (3,390)
-------------------------------------------------------------------------------
Net cash used in operating activities                     (4,070)      (6,834)
-------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of property, plant and equipment, net        (604)      (5,041)
   Capitalized software development costs                 (5,163)      (9,117)
   Proceeds from sales of assets                           6,369           --
-------------------------------------------------------------------------------
Net cash provided by (used in) investing activities          602      (14,158)
-------------------------------------------------------------------------------
Cash flows from financing activities:
   Revolver borrowings, net                               13,527        2,822
   Proceeds from notes and mortgages                          --       20,700
   Principal payments on notes and mortgages              (5,432)      (3,197)
   Proceeds from issuing common stock                         82          791
   Payment of preferred stock dividends                       --       (1,343)
-------------------------------------------------------------------------------
Net cash provided by financing activities                  8,177       19,773
-------------------------------------------------------------------------------
Effect of exchange rates on cash                             (43)         (94)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       4,666       (1,313)
Cash and cash equivalents at beginning of period - (1)     3,572        3,790
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period - (1)          $8,238       $2,477
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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 1.         BASIS OF PRESENTATION

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, "Business Conditions and Financial Plans," the Company has suffered recurring losses and cash deficits from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters, which are also discussed in Note 2, are dependent upon several factors including, among others, the Company's ability to sell certain remaining assets (see Notes 8, 9 and 13 for discussion of assets already sold), increase revenue levels, restructure operations to generate positive cash flows, retain access to funds under its existing primary loan and security agreement ("Loan Agreement") and to obtain additional financing. The financial statements as presented do not include any adjustments which might result from the outcome of these uncertainties.

                In the opinion of management and subject to the discussion above, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present on a going-concern basis the consolidated financial position of General DataComm Industries, Inc. and subsidiaries (the "Corporation" or "Company") as of June 30, 2001, the consolidated results of their operations for the three and nine months ended June 30, 2001 and 2000, and their cash flows for the nine months ended June 30, 2001 and 2000. Such adjustments, excluding the unique charges referred in Note 8, are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from those estimates. In addition, the markets for the Company's products are characterized by intense competition, rapid technological development, and frequent new product introductions, all of which could impact the future value of the Company's inventories, capitalized software development costs, and certain other assets.

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

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                For purposes of these financial statements, continuing operations are comprised of the Network Access Division and the Broadband Systems Division. Discontinued operations are comprised of the Vital Network Services and DataComm Leasing business segments.

                Other information regarding financial statement presentation include: (1) the Company's Multimedia division (which was part of the Broadband Systems Division) was sold in June 2001; and
                (2) the Company's Asynchronous Transfer Mode ("ATM") business (also part of the Broadband Systems Division) was sold on August 13, 2001. However, due to the existence of a significant note receivable associated with this ATM transaction,accounting rules prevent the Company from recording the transaction as a sale retroactive to the quarter ended June 30, 2001 (as a discontinued operation). Accordingly, the Broadband Systems Division has been presented as part of continuing operations.

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

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                unqualified opinion expressing uncertainty about the Company's ability to continue as a going concern.

                Furthermore, a financial covenant of the Loan Agreement requires that stockholders' equity, as defined, must equal or exceed $10.0 million. At June 30, 2001, such stockholders' equity amounted to a deficit of $33.0 million. In addition, at June 30, 2001 (and as of the date of this filing), an "over-advance" condition exists whereby borrowings outstanding under the Company's revolving line of credit portion of the Loan Agreement exceeded the maximum amounts available per terms of the Loan Agreement. As a result, the Company has received an additional notice of default from its primary lenders for failure to satisfy these covenant requirements.

                Despite these default issues, the Company's primary lenders had not (until recently) terminated the revolving line of credit portion of the Loan Agreement, pursuant to which advances were being made on a discretionary basis. However, the lenders did (at all times) reserve their right to (1) declare such advances due and payable and/or limit the amount of such future advances; and (2) closely monitor such advances. In addition, the lenders have increased the interest rates on such advances (and the outstanding term loans).

                The Company recently received notice from its primary lenders that such lenders will not commit to make any further advances to the Company. Unless its primary lenders continue to make such advances, the Company does not have another source of capital available to funds its operations. Furthermore, as long as an event of default exists, there can be no assurance that the lenders will not accelerate the maturity of amounts due under the Loan Agreement. Acceleration of such amounts may in turn result in the acceleration of maturity of debt owed to other creditors. As a result of the defaults, all outstanding indebtedness whose maturity could be accelerated has been classified as a current liability at June 30, 2001 and September 30, 2000.

                Mortgage Covenant Default: To allow for time to potentially resolve the default of a financial covenant relating to maintaining minimum levels of tangible net worth, as defined, per terms of certain mortgage agreements, the mortgage holders have waived default through October 31, 2001. Such mortgages relate to the Company's former executive office property, which is currently vacant, and to its Naugatuck, Connecticut property, where its remaining manufacturing operations are located (the Company's former Vital Network Services division is also leasing a portion of the Naugatuck facility from the Company). As of June 30, 2001, the Company owed $8.7 million under such mortgages. Under current tangible net worth requirements, an equity infusion of approximately $51.5 million, payment of the entire outstanding mortgage balance, or a combination thereof would be required to satisfy the covenant requirement after October 31, 2001. Refer to Note 6, "Long-Term Debt," for more detailed discussion.

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                The Company is pursing opportunities to sell the properties (the Company plans to vacate the Naugatuck, Connecticut facility over the next year due to downsizing). In addition, the Company is pursing the possibility of transferring ownership of the two properties in question to the mortgage holders in exchange for relief of the Company's related mortgage obligations, in addition to other provisions. Such sale or transfer, if consummated, would benefit the Company by improving cash flows, reducing debt and disposing of excess real estate. Any such transactions are subject to formal approval from the Company's primary lenders.

                In the event required corrective actions are not executed on or before November 1, 2001, or consent of the Company's primary lenders is not obtained, the mortgage holders may accelerate the mortgage loans, and this action would result in further default under the Company's primary Loan Agreement.

                Since the Company does not currently have any alternative sources of funds, these matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including the Company's ability to sell certain remaining assets (see Notes 8, 9 and 13 for discussion of assets already sold), increase revenue levels, restructure operations to generate positive cash flows, retain access to funds under its existing Loan Agreement and to obtain additional financing. Potential financing sources include the sale of assets, technologies, existing businesses, the Company's common and preferred stock and the issuance of additional debt securities. Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that such efforts to obtain sufficient financing for operations will be successful in the future.

                Historical Financial Performance
                --------------------------------
                In recent years (and in the three- and nine-month periods ended June 30, 2001), the Company has experienced recurring net losses and, as a result, has consumed cash in operating and investing activities. In addition, as a result of reduced product shipment levels (resulting from a general economic and industry slowdown, technology changes and other factors, including the Company's weakened financial condition), the Company may continue to suffer net losses and a negative cash flow from operations. Preferred stock dividends have not been paid or declared since June 30, 2000.

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

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                actions resulted in a workforce reduction of 731 persons, or 42%, during the three-year period ended September 30, 2000.

                Furthermore, since September 30, 2000, the Company has announced a workforce reduction in November 2000 and a strategic reorganization in January 2001 which, on a combined basis, resulted in a workforce reduction of approximately 300 persons, or 30% of the Company's workforce as of September 30, 2000. Such strategic actions were targeted at improving profitability and cash flow performance on a long-term basis (after certain divisions are sold), subject to the Company's ability to achieve revenue growth. These workforce reductions and other cost saving actions initiated by the Company are expected to result in cash savings of approximately $32 million per year (unaudited). In addition, the Company implemented a four-day workweek for U.S. employees effective April 23, 2001 in an effort to further reduce compensation costs and preserve cash resources while the Company pursued the sale of divisions.

                In  addition to the  restructuring  and cost  reduction  actions taken, in June 2000, the Company engaged CIBC World Markets ("CIBC") to provide strategic direction, including the potential sale of one or more business units or the entire Company. Due to a lack of results and other factors, the specific engagement of CIBC terminated in the quarter ended March 31, 2001; however, the Company continued to actively pursue all opportunities which had been identified and aggressively identify and pursue new opportunities through both internal resources and through the engagement of outside consultants to assist with such efforts. As a result of such efforts, the Company sold its Multimedia division in June 2001 and, in August 2001, consummated transactions involving the sale of its Asynchronous Transfer Mode ("ATM") and Vital Network Services business operations. Refer to Notes 8, 9 and 13 for further discussion regarding such transactions.

                In addition to the division sales already executed, the Company will continue to consider the potential sale of certain other non-critical assets including, among others, its leasing portfolio and buildings owned in the U.K. While the Company is aggressively pursuing such opportunities and other corrective actions to improve the financial performance of its remaining Network Access Division, there can be no assurance that the Company will be successful in its efforts to sell the referenced non-critical assets, achieve future profitable operations, generate sufficient cash from operations and/or obtain additional funding sources. The financial statements, as presented, do not include any adjustments that may result from the outcome of these uncertainties.

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3.         INVENTORIES

                Inventories consist of (in thousands):

                                            June  30, 2001   September 30, 2000
                                            --------------   ------------------
                  Raw materials               $ 4,516            $  7,852
                  Work-in-process               2,673               3,504
                  Finished goods               11,754              20,362
                                              -------            --------
                                              $18,943            $ 31,718

NOTE 4.         PROPERTY, PLANT AND EQUIPMENT

                Property, plant and equipment consists of (in thousands):

                                             June 30, 2001   September 30, 2000
                                             -------------   ------------------

                Land                         $  1,735               $  1,746
                Buildings and improvements     29,617                 30,177
                Test equipment, fixtures
                 and field spares              34,000                 53,818
                Machinery and equipment        49,398                 57,995
                                              -------                -------
                                              114,750                143,736
                Less:  accumulated
                 depreciation                 101,722                114,078
                                             --------               --------
                                             $ 13,028               $ 29,658
                                             ========               ========

               At June 30, 2001 and September 30, 2000, land, buildings and improvements with a net book value of approximately $10.6 million and $5.5 million, respectively, were being held for sale. (See
               Note 8, for discussion of the write-down of real estate assets held for sale recorded in the nine-month period ended June 30,
               2001).

NOTE 5.         CAPITALIZED SOFTWARE DEVELOPMENT COSTS

                As a result of restructuring operations, certain development projects were cancelled, resulting in non-cash charges of $0.8 million and $5.9 million for the write-off of capitalized software development costs in the three- and nine-month periods ended June 30, 2001, respectively.

                The accumulated amortization of capitalized software development costs amounted to $7,648,000 and $15,630,000 at June 30, 2001 and September 30, 2000, respectively.

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6.         LONG-TERM DEBT

                Long-term debt consists of (in thousands):

                                             June 30, 2001    September 30, 2000

                Revolving credit facility       $20,484             $ 6,957
                Notes payable                    30,502              35,452
                7-3/4% convertible senior
                  subordinated debentures         3,000               3,000
                Real estate mortgages             9,108               9,573
                                                -------              ------
                                                 63,094              54,982
                Less:  current portion           60,094              51,982
                                                -------              ------
                                                $ 3,000             $ 3,000

                The Company has a $70 million credit facility with the Foothill Capital Corporation, which is comprised of $35.0 million in term loans (original loan values) and a $35.0 million (maximum value) revolving line of credit ("Loan Agreement"). However, as discussed below, the Company is currently in default of specific requirements of the Loan Agreement including, among others, being in an "over-advance" position on its revolving line of credit. Most assets of the Company, including accounts receivable, inventories and property, plant and equipment, are pledged as collateral under the Loan Agreement.

                Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 2000 for further disclosures applicable to the Loan Agreement. Separately, refer to Note 2, "Business Conditions and Financial Plans," for discussion regarding defaults under terms of the Loan Agreement and other important discussion.

                Under the revolving line of credit portion of the Loan Agreement, funds are advanced subject to satisfying a borrowing base formula related to levels of certain accounts receivable and inventories and the satisfaction of other financial covenants. Under this formula and prior to any additional reserves being imposed by the lenders as a result of claimed default conditions, at June 30, 2001, the Company would have been able to have up to $16.2 million in total borrowings and letters of credit. Actual borrowings outstanding on the revolving line of credit portion of the Loan Agreement amounted to $20.5 million at June 30, 2001 (as compared to $7.0 million at September 30, 2000). In addition, outstanding letters of credit amounted to $50,000 and $110,000 at June 30, 2001 and September 30, 2000, respectively. As a result of the above, as of June 30, 2001 (and through the date of this filing, before giving the Company credit for notes received from the sale of divisions), an "over-advance" condition exists whereby borrowings outstanding under the revolving credit line portion of the Loan Agreement exceeded the amounts available for borrowing under formal terms of the Loan Agreement.

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                A financial covenant of the Loan Agreement requires that stockholders' equity, as defined, must equal or exceed $10.0 million. At June 30, 2001, such stockholders' equity amounted to a deficit of $33.0 million, representing a default under terms of the Loan Agreement.

                As a result of the existing defaults, all outstanding indebtedness whose maturity could be accelerated has been classified as a current liability at June 30, 2001 and September 30, 2000 (the long-term portion of such debt which has been classified as current amounted to $51.4 million and $43.3 million at June 30, 2001 and September 30, 2000, respectively). In addition, the defaults resulted in the interest rates under the Loan Agreement being increased by 2 percent. At June 30, 2001, the interest rate on the revolving credit portion of the loan is at prime (6.75%) plus 2-5/8%, and the weighted average interest rate on the term loans was 14.6%.

                However, as discussed in Note 2, "Business Conditions and Financial Plans," despite the referenced default issues and the Company's over-borrowed status, the Company's primary lenders had not (until recently) terminated the revolving line of credit portion of the Loan Agreement, pursuant to which advances were being made. However, the lenders did (at all times) reserve their right to (1) declare such advances due and payable and/or limit the amount of such future advances; and (2) closely monitor such advances. In addition, the lenders have increased the interest rates on such advances (and the outstanding term loans).

                The Company recently received notice from its primary lenders that such lenders will not commit to make any further advances to the Company. Unless its primary lenders continue to make such advances, the Company does not have another source of capital available to fund its operations. Furthermore, as long as an event of default exists, there can be no assurance that the lenders will not accelerate the maturity of amounts due under the Loan Agreement. Acceleration of such amounts may in turn result in the acceleration of maturity of debt owed to other creditors. As a result of the defaults, all outstanding indebtedness whose maturity could be accelerated has been classified as a current liability at June 30, 2001 and September 30, 2000. Refer to Note 2 for further discussion.

                Mortgage Covenant Requirement

                As of June 30, 2001, the Company owed $8.7 million in mortgages outstanding with one lending group. Such mortgages relate to the Company's former executive office property, which is currently vacant, and to its Naugatuck, Connecticut property, where its remaining manufacturing operations are located (the Company's former Vital Network Services division is also leasing a portion of the Naugatuck facility from the Company).

                To allow for time to potentially resolve a default of a financial covenant relating to

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                maintaining minimum levels of tangible net worth, as defined, per terms of certain mortgage agreements, the mortgage holders
                have waived  default  through October 31, 2001.    Under current
                tangible net worth requirements, an equity infusion of approximately $51.5 million, payment of the entire outstanding mortgage balance, or a combination thereof would be required to satisfy the covenant requirement after October 31, 2001.

                The Company is pursuing opportunities to sell the properties (the Company plans to vacate the Naugatuck, Connecticut facility over the next year due to downsizing). In addition, the Company is pursuing the possibility of transferring ownership of the two properties in question to the mortgage holders in exchange for relief of the Company's related mortgage obligations, in addition to other provisions. Such sale or transfer, if consummated, would benefit the Company by improving cash flows, reducing debt and disposing of excess real estate. Any such transactions are subject to formal approval from the Company's primary lenders.

                In the event required corrective actions are not executed on or before November 1, 2001 (with the consent of the Company's primary lenders), the mortgage holders may accelerate the mortgage loans, and this action would result in further default under the Company's primary Loan Agreement.

                Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 2000 for further disclosures applicable to the outstanding indebtedness of the Corporation. In addition, refer to Note 2, "Business Conditions and Financial Plans," for further discussion of risks involved, including the Company's ability to continue as a going concern.

NOTE 7.         5% PREFERRED STOCK ACTIVITY

                In July 2000, the Company sold 200,000 shares of 5% Cumulative Convertible Preferred Stock ("5% Preferred Stock") for $5,000,000. The 5% Preferred Stock was originally convertible into one million shares of Common Stock at $5.00 per common share, or five shares of common stock for each share of 5% Preferred Stock. Pursuant to the governing provisions of the 5% Preferred Stock, commencing with the three-month period ended January 31, 2001, the conversion price is reset every three months based upon the average closing price of the Company's common stock for the last ten trading days of each three-month period.

                On January 31, 2001, April 30, 2001 and July 31, 2001, the conversion price was reset to $0.651 per common share, $0.395 per common share, and $0.32 per common share, respectively. As a result, effective July 31, 2001, the conversion price of $0.32 per common share would result in the issuance of approximately
                78.125 shares of common stock for each share of 5% Preferred Stock converted.

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                During the nine months ended June 30, 2001, 80,000 shares of the 5% Preferred Stock were converted into 3,321,080 shares of common stock at an average conversion price of $0.6022 per common share. Based upon the new conversion price of $0.32 per common share effective on July 31, 2001, the remaining 120,000 shares of 5% Preferred Stock outstanding at June 30, 2001 could become convertible into 9,375,000 shares of common stock, partially subject to Company shareholder approval. As of June 30, 2001, of such 9,375,000 shares, 1,365,623 shares are registered and available for conversion through July 31, 2002.

                On July 31, 2002, any outstanding 5% Preferred Stock plus accumulated dividends (accrued and recorded as an increase to the 5% Preferred Stock at June 30, 2001) must be redeemed or converted. Options available to the Company regarding redemption and/or conversion include: (a) conversion into common stock, subject to shareholder approval if additional authorized shares are required at that time; (b) redemption by the Company for cash; or (c) a combination thereof.

                Since the need for shareholder approval to authorize additional common shares at a future date is a contingency outside of the Company's control, the 5% Preferred Stock is presented outside of permanent equity.

                Reference is made to the Company's consolidated financial statements and related notes thereto and exhibits filed with Form 10-K for the year ended September 30, 2000 for further disclosures regarding terms of the 5% Preferred Stock.

NOTE 8.     OTHER CHARGES AND OTHER INCOME (EXPENSES)

               The following items are included in the operating loss from continuing operations for the periods presented:

                                        Three Months Ended    Nine Months Ended
                                            June  30,              June  30,
                                        ------------------    -----------------
                                        2001          2000    2001         2000
                                        ------------------    -----------------

    Impairment of Broadband
     Systems Division assets            $21,370    $   --     $26,595     $  --
    Write-down of capitalized software
     development costs                      829        --       5,929        --
    Restructuring of operations              --        --       1,500       500
    Write-down of real estate assets
     held for sale                           --        --       4,500        --
    Uncollectible lease receivables and
     related costs attributable to
     customer bankruptcy                     --     2,000         --      2,000
                                         ------    ------      ------    ------
        Sub-total                        22,199     2,000      38,524     2,500
    Less: portion reported in
    "Cost of Sales"                      (5,604)       --      (5,604)      --
                                         ------    ------     --------   ------

    Portion reported as "Other Charges" $16,595   $ 2,000     $32,920    $2,500
                                        =======   =======     =======    ======

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                Impairment of Broadband Systems Division ("BSD") Assets - In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded a non-cash charge of $21.4 million, or $0.66 per share, in the quarter ended June 30, 2001 to write down the carrying value of assets associated with the Broadband Systems Division. Similar charges for the nine months ended June 30, 2001 amounted to $26.6 million, or $0.87 per share.

                The estimated fair value of the Company's BSD assets are based upon the Company's estimate of how much such assets could be sold for (less related closing costs) in a current transaction between willing parties. The impairment loss for each material asset category is summarized as follows:

                                           Three Months Ended  Nine Months Ended
                                               June 30, 2001    June 30, 2002
                                           ------------------  ----------------

                  Goodwill                   $   --              $   3,400
                  Capitalized software         11,905               13,730
                  Property, plant and
                     equipment                  3,689                3,689
                  Other current assets            172                  172
                  Inventory                     5,604                5,604
                                             --------             --------
                                             $ 21,370             $ 26,595
                                             ========             ========

                The inventory-related portion of the write-down was reported in cost of sales. Refer to Note 13, "Subsequent Events," for discussion regarding sale of the Company's ATM business on August 13, 2001.

                Write-down of Capitalized Software Development Costs - Charges of $0.8 million, or $0.03 per share, and $5.9 million, or $0.19 per share, were recorded in the three- and nine-month periods ended June 30, 2001, respectively, for the write-off of capitalized software development costs applicable to development projects which were cancelled as a result of restructuring activities.

                Restructuring of Operations - During fiscal 2001, the Company continued restructuring efforts, resulting in cumulative workforce reductions of 300 persons in the nine-month period ended June 30, 2001. Related restructuring costs amounted to $1.5 million, or $0.05 per share, comprised of costs incurred to satisfy employment contracts (mostly international) and for extended health benefits offered to terminated employees.

                The above workforce reductions, which included the elimination of several layers of management and a number of administrative support positions, is intended to better match employment levels with customer demand for products and services.

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                In the previous fiscal year, the Company made a strategic decision to outsource a substantial portion of its manufacturing operations. This strategic decision resulted in the elimination of approximately 100 persons and a corresponding charge of $0.5 million, or $0.02 per share, for the nine months ended June 30, 2000, primarily for post-employment benefits under the Company's severance plan.

                All restructuring costs were paid as of June 30, 2001.

                Write-down of Real Estate Assets Held for Sale - The Company plans to vacate its Naugatuck, Connecticut facility, which it owns, over the next year due to announced downsizing of operations and the sale of divisions. The Company previously had vacated its former headquarters building in Middlebury, Connecticut and has actively listed that property for sale. The Company estimates that the fair 8market value of such properties was less than their carrying values and has accordingly recorded a write-down of $4.5 million and a corresponding charge to earnings in the nine months ended June 30, 2001.

                Uncollectible Lease Receivables and Related Costs Attributable to Customer Bankruptcy - The three- and nine-month periods ended June 30, 2000 include a charge of $2.0 million for uncollectible lease receivables and related costs attributable to a customer bankruptcy.

                In addition to the above items, the following items are included in the other income (expense) from continuing operations (below the operating loss line):

                Gain on Sale Of Multimedia Division - On June 28, 2001, the Company sold technology and other assets applicable to its Multimedia division (which was previously reported as part of the Broadband Systems Division) for $8.5 million and reported a gain of $1.3 million, or $0.04 per share, in the quarter ended June 30, 2001. Net proceeds from the sale amounted to $6.4 million after related fees, expenses and liabilities. As part of the transaction, the buyer purchased General DataComm, Ltd., the Company's Canadian subsidiary. (All Canadian assets and personnel supporting the Company's Network Access business were transferred to the Company's domestic operating subsidiary, General DataComm, Inc.)

                In addition to the $8.5 million, the Company will receive payments equal to 20% of multimedia-related revenues achieved by the buyer, less costs of approximately $900,000, during the two-year period ending June 30, 2003. Such amounts will be recorded as revenue when earned or received.

                Legal Settlement Proceeds - The nine months ended June 30, 2001 includes income of $5.0 million, or $0.16 per share, for proceeds received (net of expenses) from a legal settlement.

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                Debt Conversion Expense - Prior year results include a non-cash charge of $2.4 million, or $0.10 per share, for the nine months ended June 30, 2000 for debt conversion expense. Reference is made to Form 10-K filed with the Securities and Exchange
                Commission  for the  year  ended  September  30,  2000,  Note 8,
                "Long-Term Debt," for a more detailed discussion of the debt-to-equity conversions.

  NOTE 9.   DISCONTINUED OPERATIONS

                On August 30, 2001, the Company disposed of its Vital Network Services business unit ("Vital"), retroactively effective to July 1, 2001. The sale was recorded in the quarter ended June 30, 2001. Gross compensation on the sale, before expenses, amounted to $23.5 million, comprised of $6.4 million in cash, $7.0 million in interest-free (through November 30, 2001) notes receivable due on or before December 31, 2001 ($6.0 million of which is guaranteed by letters of credit) and the buyer's assumption of $10.1 million in liabilities, including trade accounts payable and deferred income. The $7.0 million of notes receivable was, at the option of the buyer of Vital, payable in the form of cash or common stock of the buyer; however, this option terminated subsequent to the sale due to the cancellation of a planned transaction by the buyer, and such note is now payable in cash.

                In addition to the $23.5 million, the Company retained rights to collect the first $8.0 million of Vital's accounts receivable outstanding as of June 30, 2001. The Vital division sale resulted in a net gain of $9.4 million, or $0.29 per share, in the quarter ended June 30, 2001. As a result of this business segment being sold prior to release of the Company's financial statements for the quarter ended June 30, 2001, the segment is presented as a discontinued operation.

                In addition to Vital, the Company's DataComm Leasing Corporation ("DLC") was discontinued in the quarter ended June 30, 2001. The Company will no longer offer customers the option to lease product through DLC. In addition, the Company will pursue the potential sale of DLC's lease receivable portfolio. DLC's remaining net assets as of June 30, 2001 are principally comprised of lease receivables.

                Revenues  and  net  income  from  discontinued   operations  are
                summarized below (no interest expense has been allocated to the operating results of these discontinued operations):

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                         Three Months Ended   Nine Months Ended
                                              June  30,          June  30,
                                         ------------------   -----------------
                                         2001         2000    2001         2000
                                         ------------------   -----------------
   Revenue:
     Vital Network Services              $ 8,824   $13,004    $31,644   $35,577
     DataComm Leasing Corporation            479       773      1,601     2,703
                                         -------   -------    -------   -------
      Total                              $ 9,303   $13,777    $33,245   $38,280

   Net Income (Loss):
     Vital Network Services              $(1,327)  $   615    $(2,602)  $ 1,170
     DataComm Leasing Corporation            204       388        212     1,519
                                         -------   -------    -------   -------
      Total                              $(1,123)  $ 1,003    $(2,390)  $ 2,689
                                         =======   =======    =======   =======

  Income tax provisions included in the net income (loss) above are as follows:

     Vital Network Services              $   200   $   300    $   950   $   600
     DataComm Leasing Corporation             90       180        100       550
                                         -------   -------    -------   -------
      Total                              $   290   $   480    $ 1,050   $ 1,150

NOTE 10.  SEGMENT INFORMATION - INTERIM DISCLOSURES

                The following represent the Company's reportable segments as of June 30, 2001:

                  - Broadband Systems products
                  - Network Access products

                Results of the Company's Multimedia division (which was sold on June 28, 2001) and of its ATM product line (which was sold August 13, 2001) are reported as part of the Broadband Systems products. Although the Company's fiscal 2001 reorganization efforts resulted in the combination of the previous Network Access and Broadband divisions, the Company continues to separately monitor the financial performance of each product line. The accounting policies of the segments are the same as those described in Note 2, "Description of Business and Summary of Significant Accounting Policies," in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 2000, except for capitalized software accounting. Such costs are treated as a period expense when measuring divisional performance.

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

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                The tables below present financial performance information by reportable segment (in thousands):

                                   Three Months Ended      Nine Months Ended
                                       June  30,              June  30,
                                   ------------------      -----------------
                                   2001         2000       2001        2000
                                   ------------------      -----------------
   Revenue:
     Network Access               $ 8,167    $14,038      $ 28,781   $46,445
     Broadband Systems              5,621     13,346        20,988    45,403
                                  -------    -------      --------   -------
       Total                      $13,788    $27,384      $ 49,769   $91,848

   Operating Income (Loss):
      Network Access              $  (981)   $   338      $ (1,585)  $ 3,037
      Broadband Systems            (4,204)    (9,452)      (18,445)  (19,921)
                                  --------   --------     ---------  --------
       Total                      $(5,185)   $(9,114)     $(20,030) $(16,884)

  Reconciliations   of  operating  loss,  as  reported  above,  to  consolidated loss from continuing operations before income taxes  are summarized below:

   Operating loss, per above      $(5,185)   $(9,114)     $(20,030) $(16,884)
   Capitalized software activity,
     net                           (1,793)       171        (2,034)      262
   General corporate expenses      (1,410)    (1,309)       (3,278)   (3,432)
   Restructuring of operations         --         --        (1,500)     (500)
   Write-down of real estate
     held for sale                     --         --        (4,500)       --
   Debt conversion expense             --         --            --    (2,403)
   Other charges                  (22,199)        --       (32,524)       --
   Gain on sale of assets           1,346         --         1,346        --
   Legal settlement proceeds           --         --         5,000        --
   Other income (expense)          (2,928)    (2,125)       (7,302)   (5,845)
                                   -------    -------      --------  --------
   Loss Before Income Taxes      $(32,169)  $(12,377)     $(64,822) $(28,802)
                                 =========  =========     ========= =========


NOTE 11.        LOSS PER SHARE

                The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                       Three Months Ended   Nine Months Ended
                                           June  30,           June 30,
                                       2001           2000  2001          2000
   Numerator:
     Net loss                         $(23,919)  $(11,394) $(57,879) $(26,163)
     Preferred stock dividends              --       (443)       --    (1,343)
                                      ---------  --------- --------- ---------
     Numerator for basic and diluted
       loss per share - loss applicable
       to common stockholders         $(23,919)  $(11,837) $(57,879)  $(27,506)
                                      =========  ========= =========  =========

   Denominator:
     Denominator for basic and
       diluted loss per
       share - weighted
       average shares outstanding        32,593    26,463    31,046     24,840
                                       --------  --------   -------   ---------

    Basic and diluted loss per share  $  (0.73)  $(0.45)   $ (1.86)  $  (1.11)

                Outstanding securities (not included in the above computations because of their dilutive impact on reported loss per share) which could potentially dilute earnings per share in the future include convertible debentures, convertible preferred stock and employee stock options and warrants. For additional disclosure information, including conversion terms, refer to Notes 8, 11 and 13, respectively, in the Company's consolidated financial statements filed with Form 10-K for the year ended September 30, 2000. Weighted average employee stock options outstanding during the nine months ended June 30, 2001 approximated 3,972,000 shares, of which 3,914,000 would not have been included in diluted earnings per share calculations for the nine months ended June 30, 2001 (if the Company reported net income for the referenced period) because the effect would be antidilutive.


NOTE 12.        COMPREHENSIVE LOSS

                The following table sets forth the computation of comprehensive loss:

                                    Three Months Ended     Nine Months Ended
                                       June 30,                June 30,
                                    2001          2000     2001         2000

    Net loss                       $(23,919)   $(11,394)   $(57,879)  $(26,163)
    Other comprehensive loss,
    net of tax:
      Foreign currency translation
      adjustments                      (354)       (978)       (731)    (1,854)
                                   ---------   ---------   ---------  ---------
    Comprehensive loss             $(24,273)   $(12,372)   $(58,610)  $(28,017)

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 13.        SUBSEQUENT EVENTS

                Sale of the Company's ATM Business - The Company consummated the sale of its Asynchronous Transfer Mode ("ATM") business on August 13, 2001 for $20.0 million, comprised of $3.0 million in cash and a $17.0 million interest-bearing note which matures in one year. Under terms of the $17.0 million note receivable, the ATM business (and related assets, including inventory) is pledged as collateral.

                Under current accounting rules, the transaction will be recorded in the quarter ended September 30, 2001.As a result, the Company expects financial results for the quarter ended September 30, 2001 to include a charge of approximately $8.0 million related to the sale; in addition, the Company's statement of operations will include a net loss of approximately $3.0 million for the ATM business financial activity from July 1, 2001 through the date of sale.

                Additional Conversion of 5% Preferred Stock into Common Stock - On September 4, 2001, an additional 5,000 shares of 5% Preferred Stock was converted into 390,625 shares of common stock at a conversion price of $0.32 per common share. Refer to Note 7, "5% Preferred Stock Activity," for further discussion.

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Business Conditions and Financial Plans

The Company is facing challenges to continue in operation. Due to a deterioration in its financial condition, defaults exist with its primary lenders and potential defaults may be declared in the future by its mortgage lenders.

Despite these default issues, the Company's primary lenders had not (until recently) terminated the revolving line of credit portion of the Loan Agreement, pursuant to which advances were being made on a discretionary basis. However, the lenders did (at all times) reserve their right to (1) declare such advances due and payable and/or limit the amount of such future advances; and (2) closely monitor such advances. In addition, the lenders have increased the interest rates on such advances (and the outstanding term loans).

The Company recently received notice from its primary lenders that such lenders will not commit to make any further advances to the Company. Unless its primary lenders continue to make such advances, the Company does not have another source of capital available to funds its operations. Furthermore, as long as an event of default exists, there can be no assurance that the lenders will not accelerate the maturity of amounts due under the Loan Agreement. Acceleration of such amounts may in turn result in the acceleration of maturity of debt owed to other creditors. As a result of the defaults, all outstanding indebtedness whose maturity could be accelerated has been classified as a current liability at June 30, 2001 and September 30, 2000.

The Company has been focused on a formal program to divest itself of certain of its business units and other assets in order to generate capital to reduce its outstanding debt and to focus on its core business of network access products. In June 2001 through August 2001, three business units were sold. In addition, the Company has substantially restructured and downsized to position the Company for future operating profitability. However, the Company did not receive proceeds from the sale of divisions sufficient to retire its senior debt due in part to a general decline in market conditions for technology companies, which negatively impacted sales prices, and deferred proceeds in the form of promissory notes scheduled to be received within one year. After receiving the initial proceeds from these sales, the Company's revolving credit and term loan debt was reduced to approximately $37 million, subject to further credit (reduction) for notes received and proceeds due in the amount of $24 million upon maturity of the notes. Although the Company continues to explore its options to generate additional capital to pay down both its secured and unsecured debtors, there is no assurance that such efforts will be successful.

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

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Summary Highlights

Revenues from continuing operations include revenues of the Broadband Systems Division and the Network Access Division. Refer to Note 10, "Segment Information
- Interim Disclosures," for this breakdown.

The Broadband Systems Division was primarily focused on sales of multimedia and Asynchronous Transfer Mode (ATM) products, which product lines were sold on June 28, 2001 and August 13, 2001, respectively. The Company has been operating under a plan of asset divestitures and focusing on its core Network Access Division.

Unique charges are included in current fiscal year results from continuing operations:

|X| The operating loss for the current quarter ending June 30, 2001 of $(30.6) million includes $(21.4) million for impairment of the Broadband Systems Division (BSD) assets and $(0.8) million in write-down of capitalized software. For the nine months ended June 30, 2001, BSD asset impairment was $(26.6) million; capitalized software write-down was $(5.9) million; real estate asset write-down was $(4.5) million; and other restructuring charges were $(1.5) million; for a total of $(38.5) million in charges included in a total operating loss of $(63.9)million.

|X| Other income (expense) for the current quarter ended June 30, 2001 includes a $1.3 million gain on the sale of the Multimedia Division. Nine-month results also include this gain and, in addition, include $5.0 million in legal settlement proceeds.

|X| Discontinued operations include the results of Vital Network Services (sold August 28, 2001, retroactive to July 1, 2001) and DataComm Leasing Corporation. Refer to Note 9, "Discontinued Operations," for further discussion.

Results Of Operations

The following table sets forth selected consolidated financial data stated as a percentage of total revenues (unaudited):

The tables below present financial performance information by reportable segment (in thousands):

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



                                       Three Months Ended    Nine Months Ended
                                            June  30,            June 30,
                                       ------------------    -----------------
                                        2001         2000    2001         2000
                                       ------------------    -----------------
  Revenue:
    Network Access                    $ 8,167   $ 14,038    $ 28,781   $ 46,445
    Broadband Systems                   5,621     13,346      20,988     45,403
                                      -------   --------    --------   --------
     Total                            $13,788   $ 27,384    $ 49,769   $ 91,848
                                      =======   ========    ========   ========
  Operating Income (Loss):
    Network Access                    $  (981)  $    338    $ (1,585)  $  3,037
    Broadband Systems                  (4,204)    (9,452)    (18,445)   (19,921)
                                      --------  ---------   ---------  --------
     Total                            $(5,185)  $ (9,114)   $(20,030)  $(16,884)

 Reconciliations   of  operating  loss,  as  reported  above,  to consolidated loss from continuing operations before income taxes are summarized below:

  Operating loss, per above           $(5,185)  $ (9,114)   $(20,030)  $(16,884)
  Capitalized software activity, net   (1,793)       171      (2,034)       262
  General corporate expenses           (1,410)    (1,309)     (3,278)    (3,432)
  Restructuring of operations              --         --      (1,500)      (500)
  Write-down of real estate
   held for sale                           --         --      (4,500)        --
  Debt conversion expense                  --         --          --     (2,403)
  Other charges                       (22,199)        --     (32,524)        --
  Gain on sale of assets                1,346         --       1,346         --
  Legal settlement proceeds                --         --       5,000         --
  Other income (expense)               (2,928)    (2,125)     (7,302)    (5,845)
                                     ---------  ---------   ---------  --------
    Loss Before Income Taxes         $(32,169)  $(12,377)   $(64,822)  $(28,802)
                                     =========  =========   =========  ========

Broadband Systems Products ("BSP")

The networking industry generally has reported a slowdown in product orders and this appeared to be true for the BSP customer base as well. BSP sales declined 57.9% in the quarter comparison and 53.8% year-over-year. About a third of this decline is attributable to sales of older generation products which have been on a downward trend in recent years. Geographically, about 68% of the year-to-date BSP revenue loss was experienced in Europe where BSP has its largest customer base. The resulting gross margin loss more than offset operating cost savings achieved for both the June quarter and nine-month comparison.

Broadband  System products and results include both ATM  (Asynchronous  Transfer
Mode) and legacy TDM (Time Division Multiplexing) products in addition to video products developed by the Company's Multimedia Division. The Multimedia Division was sold June 28, 2001, and the

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


ATM product line was sold August 13, 2001. Refer to Note 8, "Other Charges and Other Income (Expense)," and to Note 13, "Subsequent Events," respectively, for further discussion.

Network Access Products ("NAP")

Revenues for the NAP were down $5.9 million, or 41.8%, from the same quarter one year ago and down $17.7 million, or 38%, for the nine months of the current fiscal year as compared to the prior fiscal year. The revenue loss was experienced in both domestic and international markets. NAP revenues were negatively impacted by: (1) a significant slowdown in capital expenditures by the division's incumbent telephone company customer base; and (2) prior year revenues were unusually strong as a result of sales to one specific customer.
NAP sales and resulting margin losses have more than offset operating cost savings achieved by the division. However, further cost reduction actions have been made to lower the breakeven point and position the Company for operating profits anticipated in fiscal 2002.

For discussion of "Other Charges" and "Other Income (Expense)" refer to Summary Highlights above, and to Note 8, "Other Charges and Other Income (Expense)"

Interest Expense: Interest expense amounted to $2.9 million and $2.3 million in the quarters ended June 30, 2001 and 2000, respectively. For the nine months ended June 30, 2001 and 2000, interest expense amounted to $7.1 million and $6.4 million, respectively. In January 2000, the Company's primary lenders increased interest rates charged by 2% as a result of a claimed default.

Income Taxes: Tax provisions recorded by the Company for continuing operations were insignificant. The Company has federal and certain state net operating loss carryforwards available to offset future income tax liabilities. However, based on the uncertainty of the ultimate realization of such carryforwards, no net deferred tax asset (or related deferred tax benefit) has been recorded in the Company's financial statements.

Foreign Currency Risk

The Company's foreign subsidiaries are exposed to foreign currency fluctuations since they are invoicing customers in local currencies while liabilities for product purchases from the parent Company are transacted in U.S. dollars. The impact of foreign currency fluctuations on these U.S. dollar-denominated liabilities is recorded as a component of "Other Income and Expense" in the Company's consolidated statements of operations. Such activity resulted in net currency exchange gains of $342,000 and $280,000 for the quarters ended June 30, 2001 and 2000, respectively and $117,000 and $644,000 for the nine months ended June 30, 2001 and 2000, respectively.

No individual foreign subsidiary has traditionally comprised 10 percent or more of consolidated revenue or assets, and most subsidiary operations represent less than 5 percent of consolidated assets. Therefore, the Company historically has not entered into hedge contracts or any form of derivative or similar investment. Separately, the introduction of the Euro as a common currency

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


for members of the European Monetary Union, which occurred during fiscal 1999, has not had, and in the future is not expected to have, a significant impact on the Company's exposure to foreign currency transactions. Furthermore, the sale of business segments has significantly reduced the Company's foreign asset exposure. See "Market Risk" below for further discussion of foreign currency risk.

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

Liquidity and Capital Resources

The Company is facing challenges to continue in operation. Due to a deterioration in its financial condition, defaults exist with its primary lenders and potential defaults may be declared in the future by its mortgage lenders.

Despite these default issues, the Company's primary lenders had not (until recently) terminated the revolving line of credit portion of the Loan Agreement, pursuant to which advances were being made on a discretionary basis. However, the lenders did (at all times) reserve their right to (1) declare such advances due and payable and/or limit the amount of such future advances; and (2) closely monitor such advances. In addition, the lenders have increased the interest rates on such advances (and the outstanding term loans).

The Company recently received notice from its primary lenders that such lenders will not commit to make any further advances to the Company. Unless its primary lenders continue to make such advances, the Company does not have another source of capital available to funds its operations. Furthermore, as long as an event of default exists, there can be no assurance that the lenders will not accelerate the maturity of amounts due under the Loan Agreement. Acceleration of such amounts may in turn result in the acceleration of maturity of debt owed to other creditors. As a result of the defaults, all outstanding indebtedness whose maturity could be accelerated has been classified as a current liability at June 30, 2001 and September 30, 2000.

The Company has been focused on a formal program to divest itself of certain of its business units and other assets in order to generate capital to reduce its outstanding debt and to focus on

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

its core business of network access  products.

In June 2001 through August 2001, three business units were sold. In addition, the Company has substantially restructured and downsized to position the Company for future operating profitability. However, the Company did not receive proceeds from the sale of divisions sufficient to retire its senior debt due in part to a general decline in market conditions for technology companies, which negatively impacted sales prices, and deferred proceeds in the form of promissory notes scheduled to be received within one year. After receiving the initial proceeds from these sales, the Company's revolving credit and term loan debt was reduced to approximately $37 million, subject to further credit (reduction) for notes received and proceeds due in the amount of $24 million upon maturity of the notes. Although the Company continues to explore its options to generate additional capital to pay down both its secured and unsecured debtors, there is no assurance that such efforts will be successful.

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

Cash balances amounted to $8.2 million and $3.6 million at June 30, 2001 and September 30, 2000, respectively. The cash balance at June 30, 2001 reflects the receipt of net proceeds from the sale of the Company's Multimedia Division on June 28, 2001 in the amount of $6.4 million. Such proceeds were immediately used to reduce the outstanding debt level. However, an "over-advance" condition continues to exist whereby borrowings outstanding under the revolving line of credit portion of the Loan Agreement exceeded the maximum amounts available per terms of the Loan Agreement.

During the nine months ended June 30, 2001, Company restructuring actions resulted in the termination of approximately 300 employees and the curtailment of discretionary spending. In addition, to further conserve cash, reduce expenses and allow time to complete the sale of operating units, in April 2001 the Company initiated a four-day workweek for substantially all U.S. workers (with the exception of only those providing critical services).

Despite such actions taken and the sales of divisions in June 2001 through August 2001, the Company will require continued access to revolving line of credit funds under its Loan Agreement and over-advances thereunder, as well as additional funds to sustain future operations. In order to obtain such additional funds, the Company will be required to sell additional stock, secure additional debt financing or sell additional assets. The Company is actively pursuing additional sources of financing, but the current debt burden makes the success of such efforts very difficult, and there can be no assurance that such efforts to obtain sufficient financing for operations will be successful in the future, or successful on terms that would be considered beneficial to the Company and its shareholders.

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

Operating

Net cash used in operating activities amounted to $4.1 million and $6.8 million in the nine-month periods ended June 30, 2001 and 2000, respectively. Current year cash consumption is principally comprised of the reported net loss of $57.9 million, offset by net non-cash charges of $38.5 million (including depreciation expense, the write-down in the value of the Broadband Systems Division's assets, the gain on the sale of the Multimedia Division, the write-down of capitalized software costs due to the cancellation of development projects, and the write-down to estimated net realizable value of real estate held for sale) and reductions in accounts receivable and inventory levels. The reduced levels of accounts receivable reflect the Company's lower sales levels. Inventory levels improved due to efforts to reduce investments in inventories and preserve cash. Cash consumption for the nine months ended June 30, 2000 included an increase in inventory levels ($11.7 million) and other items which provided a net source of funds of $4.9 million. The inventory growth resulted from precautionary measures taken by the Company as it transitioned to outsource the manufacturing function last year.

Non-debt working capital, excluding cash and cash equivalents, amounted to $11.7 million at June 30, 2001, as compared to $18.7 million at September 30, 2000

Investing

The Company has restricted its investments to capital equipment and software development considered critical to operations. Investments in property, plant and equipment amounted to $0.6 million and $5.0 million in the nine-month periods ended June 30, 2001 and 2000, respectively. Investments in capitalized software amounted to $5.2 million and $9.1 million in the nine-month periods ended June 30, 2001 and 2000, respectively. All such investment activity is targeted to satisfy minimum operating requirements and to embrace new undertakings with the greatest potential returns. The sale of the Company's Multimedia Division generated net proceeds at closing of $6.4 million.

Financing

Net cash provided by financing activities amounted to $8.2 million and $19.8 million in the nine- month periods ended June 30, 2001 and 2000, respectively. Current year activity is principally comprised of $13.5 million of borrowings under the revolving credit line and payments made on notes and mortgages of $5.4 million. Fiscal 2000 activity is comprised of $20.3 million of net borrowings, $0.8 million in proceeds received from the issuance of common stock pursuant to employee stock programs and the payment of $1.3 million in preferred stock dividends.

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

Certain Risk Factors

Continuing Losses: The Company has sustained net losses for the past 27 quarters ended June 30, 2001. There can be no assurance as to when the Company will achieve net income.

Credit Availability: Due to a deterioration in the Company's financial condition and other matters, defaults exist with its primary lenders and potential defaults exist with its mortgage lenders.

Despite these default issues, the Company's primary lenders had not (until recently) terminated the revolving line of credit portion of the Loan Agreement, pursuant to which advances were being made on a discretionary basis. However, the lenders did (at all times) reserve their right to (1) declare such advances due and payable and/or limit the amount of such future advances; and (2) closely monitor such advances. In addition, the lenders have increased the interest rates on such advances (and the outstanding term loans).

The Company recently received notice from its primary lenders that such lenders will not commit to make any further advances to the Company. Unless its primary lenders continue to make such advances, the Company does not have another source of capital available to funds its operations. Furthermore, as long as an event of default exists, there can be no assurance that the lenders will not accelerate the maturity of amounts due under the Loan Agreement. Acceleration of such amounts may in turn result in the acceleration of maturity of debt owed to other creditors. As a result of the defaults, all outstanding indebtedness whose maturity could be accelerated has been classified as a current liability at June 30, 2001 and September 30, 2000.

Regarding  the  Company's  mortgage  lenders,  plans are  underway  to  transfer ownership of the buildings involved to such mortgage lenders, in full satisfaction of its mortgages. However, there can be no assurance that this effort will be successful and, if not, the mortgage lenders may exercise foreclosure and other rights.

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

                       GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Reliance on Outsourced Manufacturing: During fiscal 1999 and 2000, the Company outsourced substantially all of its manufacturing operations. Therefore, the Company is largely dependent on third-party suppliers to meet product delivery deadlines and quality requirements. Any shortfall in the satisfaction of these requirements could negatively impact revenue and profitability in that quarter, and possibly thereafter. The Company's weakening financial position, including the above-referenced notice of default from the Company's primary lenders, poses a risk that such manufacturing outsource suppliers could become unwilling to continue doing business with the Company.

Volatility of Stock Price: The trading price of the Company's Common Stock has fluctuated widely in response to, among other things, quarter-to-quarter operating results and financial position, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, changes in earnings estimates by analysts, the Company's delisting from the New York Stock Exchange and, from time to time, the volatile nature of equity markets. Any shortfall in revenue or earnings from expected levels or restrictions in credit availability could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.

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

                        GENERAL DATACOMM INDUSTRIES, INC.
                                AND SUBSIDIARIES


                           PART II. OTHER INFORMATION





Item 6 -- Exhibits and Reports on Form 8-K

   a.  Exhibits

                None.

b.       Reports on Form 8-K

          A Form 8-K, dated October 23, 2001, was filed on October 30, 2001 to announce that the Company has received notice from its primary lenders that such lenders will not commit to make any further advances to
          the Company.   Unless its primary lenders continue to make such
          advances, the Company does not have another source of capital available to fund its operations.

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


Dated:  November 1, 2001