Form 10-K
period 2003-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 2004-01-13
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003       Commission File number 1-8086

                        GENERAL DATACOMM INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                 06-0853856
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                  6 Rubber Avenue, Naugatuck, Connecticut 06770
                    (Address of principal executive offices)

                                 (203) 729-0271
              (Registrant's telephone number, including area code)

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 15, 2003

                                   $5,744,137

      Number of shares of Common Stock and Class B Stock outstanding as of
                                December 15, 2003

                        3,303,872 Shares of Common Stock
                         664,978 Shares of Class B Stock

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                        GENERAL DATACOMM INDUSTRIES, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

                                                                                       Page
                                                                                       ----
PART I

Item 1.      Business.....................................................................3
             Risk Factors................................................................10
Item 2.      Properties..................................................................17
Item 3.      Legal Proceedings...........................................................17
Item 4.      Submission of Matters to a Vote of Security Holders.........................18

PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters...18
Item 6.      Selected Financial Data.....................................................19
Item 7.      Management's Discussion and Analysis of Financial Conditions and Results
             of Operations...............................................................22
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..................33
Item 8.      Financial Statements and Supplementary Data.................................34
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..................................................................65
Item 9A.     Controls and Procedures.....................................................66

PART III

Item 10.     Directors and Executive Officers of the Registrant..........................66
Item 11.     Executive Compensation......................................................67
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters.........................................................67
Item 13.     Certain Relationships and Related Transactions..............................67
Item 14.     Principal Accountant Fees and Services......................................67

PART IV

Item 15.     Exhibits,  Financial Statement Schedules and Reports on Form 8-K............68

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

Plan of Reorganization Approval and Effectiveness

On November 2, 2001 (the "Petition Date"), General DataComm Industries, Inc., General DataComm, Inc., DataComm Leasing Corporation, DataComm Rental Corporation, GDC Federal Systems, Inc., GDC Naugatuck, Inc., GDC Holding Company, LLC, General DataComm International Corp., General DataComm China, Ltd., and GDC Realty, Inc. (collectively, the "Debtors") each filed voluntary petitions for relief (collectively, the "Petitions) under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. Section 101 et seq. (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors continued in possession of their properties and the management of their businesses as debtors in possession pursuant to Section 1107 and 1108 of the Bankruptcy Code until September 15, 2003.

The Honorable Peter J. Walsh, Chief United States Bankruptcy Judge, presided over these cases (the "Chapter 11 Cases") since their inception. On November 20, 2001, the Office of the United States Trustee for the District of Delaware (the "Trustee") appointed an Official Committee of Unsecured Creditors to serve in these cases (the "Committee"). No Chapter 11 trustee or examiner was appointed in the Chapter 11 Cases.

On April 29, 2003 the Amended Joint Plan of Reorganization (the "Plan") was filed. The Plan was proposed jointly by the Debtors and the Lenders, and represented the result of extensive negotiations between such parties and the Committee. The Plan set forth the proposed reorganization of the Debtors' assets and distribution of recoveries to their creditors and equity security holders. The Plan and its treatment of creditors was consistent with the plan term sheet executed by the Debtors, the Committee and Lenders in October 2002, as modified by agreement of such parties in February 2003.

A copy of the Plan appeared as Exhibit A to the Disclosure Statement (the "Disclosure Statement") which was filed as an exhibit to Form 8-K dated August 11, 2003. The Plan specified the classes of the Debtors' creditors and equity security holders and the treatment of the Claims and Equity Interests of such creditors and equity security holders, respectively. Pursuant to Section 1126 of the Bankruptcy Code, the Debtors solicited acceptances of the Plan from the classes entitled to vote on the Plan. The Disclosure Statement was submitted pursuant to Section 1125 of the Bankruptcy Code in order to provide information of the kind necessary to enable a hypothetical reasonable investor to make an informed judgment in the exercise of his, her, or its right to vote on the Plan. On August 5, 2003, the Debtors' Plan was confirmed by the United States Bankruptcy Court and the Plan thereafter became effective on September 15, 2003.

Reference is made to Note 1 and Note 6 to the Notes to Consolidated Financial Statements presented in Item 8 of this Form 10-K, and to "Risk Factors" presented below.

Overview

General DataComm Industries, Inc., based in Naugatuck, Connecticut, is a provider of networking and telecommunications products and services. The Company is focused on providing multiservice provisioning solutions using multiservice access products. The Company designs, assembles, markets, installs and maintains products that enable telecommunications common carriers, corporations, and governments to build, improve and more cost effectively manage their global telecommunications networks.

The Company's products and services are marketed primarily in the Americas and through distributors elsewhere in the world. The Company sells its products and services through its own sales organizations to common carriers (telephone and cable companies), as well as corporations and governments, system integrators, local distributors, and value-added resellers. International sales represented approximately 31% of the total Company revenues in fiscal 2003 as compared to 26% in fiscal 2002.

The Company's user base includes: local exchange carriers, including Qwest, Bell Canada, Verizon and SBC; interexchange carriers including MCI; corporate end users; and government entities including the Commonwealth of Kentucky and the U.K. Ministry of Defense.

The Company's executive offices are located at 6 Rubber Avenue, Naugatuck, Connecticut, 06770, and its telephone number is (203) 729-0271.

Lower cost of raw materials, focused sales and marketing, and improved engineering productivity have contributed to the Company's ability to emerge from Chapter 11 Bankruptcy. The business leverages the sales resources of distributors, value-added resellers, integrators and telecommunication provider channels in an effort to achieve greater sales coverage both domestically and internationally. The products produced by the Company for the most part have an inherently short selling cycle. However, the Company estimates that it takes approximately six to eighteen months to get products approved to be used in the central offices of telephone companies.

GDC has adjusted to shifting priorities in the overall access market. These priorities are governed by the accelerated growth of the Internet, frame relay and packet-based (IP) services, all of which require increased attention to network management and performance quality.

Principal Products and Services

GDC, accordingly, is focused on the development and sale of products targeted towards market growth areas. Specifically, GDC's switching, routing and LAN extension solutions, networking products including integrated access systems for digital and analog transport and multiplexers for network consolidation, constitute our major product elements serving to meet emerging market requirements. The Company does this by designing products to target specific applications to provide solutions that are intended to be superior in price and performance to the competition.

These product solutions are offered across two distinct focused market segments.

The first product line consists of products that are NEBS Level 3 Certified for deployment in mission critical applications in telephone company central offices and government applications. This group of products is designated as the SpectraComm family of products. GDC on October 8, 2003 introduced a second family suite of products called InnovX for use in Enterprise applications. This is a cost effective family of products offering security, high quality and features typically found only in carrier products for use in Enterprise and non-NEBS environments. A third product line known for its reliability is Multiplexers. In addition, in the last year the Company has introduced a new offering of professional services.

                                  Product Suite

                               SpectraComm Family

General DataComm's SpectraComm family of NEBS Level 3 modems, CSU/DSUs and LAN products support a wide range of applications. These include T3 broadband applications including M13, T1/FT1 (Fractional T1) wide-band applications, 2.4 kbps - 64 kbps DDS (Digital Data Service) narrow-band applications, switched or private line analog applications and Local Area Network applications (LAN Extension and Ethernet switching). The flexible, expandable design of the SpectraComm system accommodates network growth, spanning from a single card enclosure to a robust 16-slot shelf system. This modularity maximizes the use of network facilities and helps to reduce network management complexity. The SpectraComm Manager provides SNMP Management for an entire shelf and is compliant with the Industry Standard H.P. Open View.

GDC's SpectraComm devices provide unmatched packaging flexibility meaning that any of the SpectraComm devices (from 202 to V34 to T1 to T3) will fit, and are interchangeable between the various enclosures platforms. This interchangeability allows flexible inventories, lower sparing and easier deployment, resulting in overall lower costs.

The significance of NEBS Certification. A requirement for Central Office equipment located in North American Public Switched Network centers, the rigorous NEBS requirements are a universal measure of network product excellence for carriers. NEBS includes criteria for operational continuity, protection of property, and personnel safety. NEBS is the major test of quality and safety that is required for organizations supplying or purchasing network equipment for public network high density applications.

Specifically, the NEBS criteria are intended to:

     .    Ensure equipment compatibility with telephone industry standards
     .    Simplify equipment planning and installation
     .    Guard against service outages
     .    Prevent interference to close proximity telecommunications equipment
     .    Minimize the risk of fire spread
     .    Ensure equipment operation under stressful environmental conditions
     .    Protect personnel from injury - surge, shock and toxicity

Telcordia has grouped NEBS criteria into three functional groups or levels, with Level 3 being the most stringent. Anything less than Level 3 certification can restrict deployment in certain carrier environment applications. By meeting NEBS Level 3 requirements, GDC products can be deployed in all interior carrier environments. The NEBS Level 3 certification of GDC's SpectraComm products is a key requirement for our Carrier and Service Provider customers. SpectraComm CSU/DSUs, Modems, LAN Extension and Ethernet switching devices function in their mission critical internal network infrastructures and central office applications, providing secure, remote network management, SS7 Signal Transport, Cell Site to CO access, and CPE provisioning.

                                  InnovX Family

GDC has developed and introduced the InnovX family of products for use in Enterprise applications. GDC's new InnovX family of products deliver high quality, security and flexible features typically found only in carrier products, for use in Enterprise and non-NEBS environments at competitive prices. In most cases, InnovX uses common blades for installation in enclosures ranging from a single-blade standalone to a high-density, 16 - blade rackmount enclosure. This flexible approach simplifies network deployment and reduces costs associated with network maintenance and sparing. GDC's InnovX family of products support Enterprise access applications from low speed to T1, T3, and IP and all are controlled by View Manager and View Soft network management products.

The InnovX family includes:

..    InnovX FastRoute: This group of products extends IP connectivity for
     Enterprise users and provides flexible options, exceptional remote management, and network security at a fraction of the cost of traditional methods. When deployed in enterprise networks, the InnovX FastRoute extends internal IP networks and simplifies network management and administration. The versatile and feature-rich InnovX FastRoute can be configured for LAN extension or as a router eliminator. Management of remote devices is optionally available as well as reporting of alarm conditions to a security service. Out-of-band management (OBM) is available with an integral V.34 modem.

..    InnovX FastSwitch: Scalable & Secure Ethernet Switches are designed for applications where high quality, high-reliability, security, and low-cost are needed. InnovX FastSwitch is scalable and expands in 9- or 18- port increments. The product reduces collisions and eases congestion problems on existing shared-hub networks. InnovX FastSwitch devices can be monitored and managed using standard protocols including HP OpenView, Telnet, SNMP and HTTP. It also features GDC IronGate Security, which provides port-by-port MAC address filtering. For additional security during periods of heightened alert, SNMP and web access may be disabled.

..    InnovX LanLink: Industrial Ethernet Transfer

..    InnovX SurePath: Wide Area Network Transport Network (WAN) devices that support T1/FT1, DDS, T3 and high-density secure V.34 dial applications.

The InnovX line of products is to be marketed solely through Value Added Resellers, System Integrators and through the Government Services Administration to government agencies.

                                  Multiplexers

General DataComm supplies a line of multiplexing products. The TMS-3000 is a network managed bandwidth management system for high speed wide area networks. The TMS-3000 is primarily sold to system integrators, government agencies and enterprise customers to build or expand fault tolerant resilient backbone networks. GDC also provides an access product into the TMS-3000 network for smaller branch or regional offices via the OCM feeder platform. The OCM platform offers connectivity to a variety of digital carrier services and uses the same bandwidth optimization techniques as the TMS-3000 to efficiently transport a changing mix of applications, LAN to WAN integration, image and video along with traditional voice and data traffic.

                              Professional Services

General DataComm has field-proven experience in the successful deployment and maintenance and support of voice and data networking equipment. Flexible and responsive to customer specific needs, General DataComm provides nation-wide installation, maintenance and product repair services for the complete line of network access products along with services such as project management, training, coordination, staging and network testing.

GDC offers a range of guaranteed maintenance response plans: two- four- or eight-hour and next day on-site service. Unlike most industry-offered training programs, which deliver off-the-shelf, packaged courses, GDC creates a custom training solution to fit a customer's specific needs in terms of course content and duration. GDC's Factory Direct repair facility provides product and warranty repair at our repair center in Naugatuck, Connecticut.

GDC previously provided similar services for multiple manufacturers including GDC through the Vital Network Services Division (Vital). This division was sold effective as of July 1, 2001. In fiscal 2002 and 2003, the professional services provided by the Company were significantly more limited, in both scope and magnitude than those previously under Vital in fiscal 2001. See Note 4, "Division Sales and Discontinued Operations" in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Sales and Marketing

Effectively employing networking technology has become a key factor in developing a successful business. Communications networks have emerged as valuable assets that generate revenue and provide competitive advantage. General DataComm over the past 30 years has helped many of the world's largest enterprises harness the power of networking. Electronic channels of commerce have been established, and reliable public and private communication links are essential to any organization's survival. GDC's full range of products and services can support this growing network challenge.

The Company's products are sold primarily in the Americas via a dedicated domestic sales force and through a domestic and international distributor network, original equipment manufacturers (OEM's), value-added resellers, system integrators and alternate service providers.

GDC's customer base includes: local exchange carriers, including incumbents such as Verizon, SBC, Qwest and Bell Canada; interexchange carriers, including MCI, and government entities including state, local and foreign governments.

GDC had 3 customers which individually accounted for more than 10 percent of revenue in fiscal 2003. In total, such customers accounted for approximately 49% of fiscal 2003 revenue.

Research and Development

The Company focuses its development efforts on providing enhanced functionality to its existing products, including total network solutions and performance and the development of additional software-based features and functionality. Extensive product development input is obtained from customers and our monitoring of end-user needs and changes in the marketplace. Our current product development focus has been on developing IP and Ethernet access solutions and completing new products. We believe that our success will depend, in part, on our ability to develop and introduce in a timely fashion new products and enhancements to our existing products. GDC has in the past made, and intends to continue making, significant investments in product and technological development. We perform our research and product development activities at our facility in Naugatuck, Connecticut. The Company's inability to develop new products or enhancements to existing products on a timely basis, or the failure of these new products or enhancements to achieve market acceptance, could have a material adverse effect on our business.

GDC's expenditures for research and development activities amounted to $3.1 million, $3.6 million and $12.0 million for fiscal 2003, 2002, and 2001, respectively.

Manufacturing

GDC's manufacturing operations consist of materials planning and procurement, final assembly, product assurance testing, quality control, and packaging and shipping. GDC currently uses several independent manufacturers to provide certain printed circuit boards, chassis and subassemblies. The Company believes that the efficiency of our manufacturing process to date is largely due to our product architecture and our commitment to manufacturing process design.

GDC has spent significant engineering resources producing customized software to assure consistent high product quality. Every product is tested after the assembly process using internally developed automated product assurance testing procedures.

The Company's products use certain components, such as microprocessors, memory chips and pre-formed enclosures that are acquired or available from one or a limited number of sources. The Company has generally been able to procure adequate supplies of these components in a timely manner from existing sources. While most components are standard items, certain application-specific integrated circuit chips used in many of the Company's products are customized to the Company's specifications. None of the suppliers of components operate under contract. Additionally, availability of some standard components may be affected by market shortages and allocations. The Company's inability to obtain a sufficient quantity of components when required or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially affect the Company's operating results in any given period. In addition, as referenced above, the Company relies heavily on outsourcing subcontractors for production. The inability of such subcontractors to deliver products in a timely fashion or in accordance with the Company's quality standards could materially affect the Company's operating results and business.

GDC's Naugatuck facility continued to be ISO 9001 certified during fiscal 2003.

Backlog

The Company's order backlog, while one of several useful financial statistics is, however, a limited indicator of the Company's future revenues. Because of normally short delivery requirements, the Company's sales in each quarter primarily depend upon orders received and shipped in that same quarter. In addition, since product shipments are historically heavier in the last month of each quarter, quarterly revenues can be adversely or beneficially impacted by several events including: unforeseen delays in product shipments; large sales that close at the end of the quarter; sales order changes or cancellations; changes in product mix; new product announcements by the Company or its competitors; and the capital spending trends of customers.

Competition

The telecommunications and networking industry is intensely competitive. Many of the Company's current and prospective competitors including ADC, Cisco, Adtran, Paradyne and Alcatel have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources.

Each competitor offers its own solution and all are formidable competitors. There can be no assurance that we will be able to maintain or grow our market share of multi-service access products.

Patents and Related Rights

The Company presently owns approximately 41 domestic patents and has no additional applications pending. All of these patents and applications have also been filed in Canada; most also have been filed in various other foreign countries. Many of those filed outside the United States have been allowed while the remainder are pending. The Company believes that certain features relating to its equipment for which it has obtained patents, or for which patent applications have been filed, are important to its business, but does not believe that its success is dependent upon its ability to obtain and defend such patents. Because of the extensive patent coverage in the data communications industry and the rapid issuance of new patents, certain equipment of the Company may involve infringement of existing patents not known to the Company.

Employees

At September 30, 2003, the Company employed 111 persons, of whom 27 were research and development positions, 31 were manufacturing positions, 32 were sales and marketing positions and 21 were general corporate management positions and shared support-service positions. The shared support functions included information technology, corporate finance, human resource management, facilities maintenance and other miscellaneous functions.

No Company employees are covered by collective bargaining agreements. The Company has never experienced a work stoppage.

Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. Due to the Company's history of financial difficulties, the Company's employee benefit programs are likely not to be equivalent to those offered by our competitors. While to date management does not believe this to have resulted in significant difficulties in hiring and retaining skilled personnel, this may not be the case in the future.

RISK FACTORS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THIS HEADING.

     GDC Limited Operating History Since Emerging from Bankruptcy. The Company recently emerged from Bankruptcy on September 15, 2003. The Company voluntarily filed for protection under Chapter 11 of the US Bankruptcy Code on November 2, 2001, after incurring seven consecutive years of losses and selling three of its four operating divisions in 2001. Accordingly, an investor in our common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by a company emerging from Chapter 11 and that operates in rapidly evolving markets such as the telecommunications equipment industry.

Due to the Company's limited operating history since emergence, the Company may not successfully implement any of its strategies or successfully address these risks and uncertainties. As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     Limited Financial Resources and Risk of Default. The Company has virtually no current ability to borrow additional funds. It must, therefore, substantially fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of professional fees and monthly payments of principal and interest (currently such principal and interest totals approximately $335,000 per month) under its new loan agreement. Furthermore, the Company has significant outstanding obligations and commitments approximating $54.6 million (see Item 7 of this Form 10-K, in the section on "Liquidity" the reference to contractual cash obligations as of September 30, 2003).

The Company's failure to make required payments under the new loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default. (See Notes 1 and 6 to Notes to Financial Statements included in Item 8 of this Form 10-K).

The ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described in the "Risk Factors" section.

There can be no assurance that the Company will be able to avoid a default on the new loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($17.3 million at September 30, 2003) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection. In addition, the Company's new loan agreement provides the lenders with warrants to (i) purchase up to 51% of the Company's common stock at $.01 per share in the event of default and (ii) purchase 10% of the Company's common stock if the debt owing to them is not fully paid by December 31, 2007. Both such warrants and any common stock issued thereunder will be cancelled if the lender's outstanding debt is fully paid by December 2007.

     Dependence on Legacy and Recently Introduced Products and New Product Development. The Company's future results of operations are dependent on market acceptance of existing and future applications for the Company's current products and new products in development. The majority of sales continue to be provided by the Company's legacy products, primarily our DSU/CSU, V.34 lines which represented approximately 85% of net sales in fiscal 2003, 87% of net sales in fiscal 2002 and 49% of net sales in fiscal 2001. The Company anticipates that net sales from legacy products will decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

Market acceptance of both the Company's recently introduced InnovX product line and future product lines is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunication services, market acceptance of multiservice access devices, the availability and price of competing products and technologies, and the success of the Company's sales and marketing efforts. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Failure to introduce new products in a timely manner in order to replace sales of legacy products could cause customers to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations.

New products under development may require additional development work, enhancement and testing or further refinement before the Company can make them commercially available. The Company has in the past experienced delays in the introduction of new products, product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, financial constraints, difficulty in hiring sufficient qualified personnel, and unforeseen technical obstacles, as well as changes in customer requirements. Such delays have deferred the receipt of revenue from the products involved. If the Company's products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable, and additional warranty and service expenses.

     Customer Concentration. Our historical customers have consisted primarily of RBOCs, long distance service providers, wireless service providers, and Resellers who sell to these customers. The market for the services provided by the majority of these service providers has been influenced largely by the passage and interpretation of the Telecommunications Act of 1996 (the "1996 Act"). Service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. The ability of service providers to fund such expenditures often depends on their ability to budget or obtain sufficient capital resources. Over the past several years, resources made available by these customers for capital acquisitions have declined, particularly due to recent negative market conditions in the United States. If the Company's current or potential service provider customers cannot successfully raise the necessary funds, or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs may be adversely impacted which could materially adversely affect the Company's business, financial condition and results of operations.

A small number of customers have historically accounted for a majority of the Company's sales. See "Item 1. Business - Sales and Marketing". Sales to the Company's top five customers accounted for 61%, 62% and 46% of sales in fiscal 2003, 2002 and 2001, respectively. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. GDC expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2004, and possibly beyond. The loss of one or more of our service provider customers, such as occurred during the past three years through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results. A bankruptcy filing by one or more of the Company's major customers could materially adversely affect the Company's business, financial condition and results of operations.

     Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales, and technical personnel. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. The Company does not have employment contracts with its key employees. The Company implemented significant cost and staff reductions during fiscal 2003, 2002 and 2001, which may make it more difficult to attract and retain key personnel. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to attract qualified personnel, could delay product development cycles or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Suppliers and Component Availability. The Company generally relies upon several contract manufacturers to assemble finished and semi-finished goods. The Company's products use certain components, such as microprocessors, memory chips and pre-formed enclosures that are acquired or available from one or a limited number of sources. Component parts that are incorporated into board assemblies are sourced directly by the company from suppliers. The Company has generally been able to procure adequate supplies of these components in a timely manner from existing sources. While most components are standard items, certain application-specific integrated circuit chips used in many of the Company's products are customized to the Company's specifications. None of the suppliers of components operate under contract. Additionally, availability of some standard components may be affected by market shortages and allocations. The Company's inability to obtain a sufficient quantity of components when required, or to develop alternative sources due to lack of availability or degradation of quality, at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially affect the Company's operating results in any given period. In addition, as referenced above the Company relies heavily on outsourcing subcontractors for production. The inability of such subcontractors to deliver products in a timely fashion or in accordance with the Company's quality standards could materially affect the Company's operating results and business.

The Company uses internal forecasts to manage its general finished goods and components requirements. Lead times for materials and components may vary significantly, and depend on factors such as specific supplier performance, contract terms, and general market demand for components. If orders vary from forecasts, the Company may experience excess or inadequate inventory of certain materials and components, and suppliers may demand longer lead times and higher prices. From time to time, the Company has experienced shortages and allocations of certain components, resulting in delays in fulfillment of customer orders. Such shortages and allocations may occur in the future, and could have a material adverse effect on the Company's business, financial condition and results of operations.

     Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. As a small number of customers have historically accounted for a majority of the Company's sales, order volatility by any of these major customers has had and may have an impact on the Company in the prior, current and future fiscal years.

Most of the Company's sales require short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. Large fluctuations in sales from quarter-to-quarter could be due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment or service deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

Delays or lost sales can be caused by other factors beyond the Company's control, including late deliveries by the third party subcontractors the Company is using to outsource its manufacturing operations and by vendors of components used in a customer's products, slower than anticipated growth in demand for the Company's products for specific projects or delays in implementation of projects by customers and delays in obtaining regulatory approvals for new services and products. Delays and lost sales have occurred in the past and may occur in the future. The Company believes that sales in the past have been adversely impacted by merger and restructuring activities by some of its top customers. These and similar delays or lost sales could materially adversely affect the Company's business, financial condition and results of operations. See "Customer Concentration" and "Dependence on Key Suppliers and Component Availability".

The Company's backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for that quarter. To achieve its sales objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. Furthermore, the Company's agreements with certain of its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes, typically up to 30 days prior to the scheduled shipment date, without significant penalty. Some of the Company's customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels could lead to reductions in purchases from the Company in certain periods. These reductions, in turn, could cause fluctuations in the Company's operating results and could have an adverse effect on the Company's business, financial condition and results of operations in the periods in which the inventory is reduced.

Operating results may also fluctuate due to a variety of factors, including market acceptance of the Company's new InnovX line of products, delays in new product introductions by the Company, market acceptance of new products and feature enhancements introduced by the Company, changes in the mix of products and or customers, the gain or loss of a significant customer, competitive price pressures, changes in expenses related to operations, research and development and marketing associated with existing and new products, and the general condition of the economy.

All of the above factors are difficult for the Company to forecast, and these or other factors can materially and adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a certain extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, the Company has had, and in some future quarter may have operating results below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See "Potential Volatility of Stock Price".

     Competition. The market for telecommunications network access equipment addressed by the Company's SpectraComm, InnovX and TMS/OCM product families can be characterized as highly competitive, with intensive equipment price pressure. This market is subject to rapid technological change, wide-ranging regulatory requirements, the entrance of low cost manufacturers and the presence of formidable competitors that have greater name recognition and financial resources. Certain technology such as the V.34 and DSU/CSU portion of the SpectraComm and InnovX lines are not considered new and the market has experienced decline in recent years.

Industry consolidation could lead to competition with fewer, but stronger competitors. In addition, advanced termination products are emerging, which represent both new market opportunities, as well as a threat to the Company's current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco, Lucent Technologies, Inc. and Nortel Networks, into other equipment such as routers and switches. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected. Many of the Company's current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company's competitors have long-established relationships with network service providers. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

     Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The Company may need to supplement its internal expertise and resources with specialized expertise or intellectual property from third parties to develop new products.

Furthermore, the communications industry is characterized by the need to design products that meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delays due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products, or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays in developing and introducing such new products or enhancements. See "Dependence on Legacy and Recently Introduced Products and New Product Development".

     Compliance with Regulations and Evolving Industry Standards. The market for the Company's products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States, the Company's products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research and new products introduced in the SpectraComm line will need to be NEBS Certified. As standards continue to evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards, could delay introduction of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     GDC May Require Additional Funding to Fund Operations. The Company emerged from Chapter 11 bankruptcy on September 15, 2003. Under the plan of emergence, the Company plans to pay all creditors 100% of their allowed claims based upon a five year business plan. The ability to meet the objectives of this business plan is directly affected by the factors described in this section "Risk Factors". The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet our business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. The Company cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated With Entry into International Markets. The Company to date has had minimal direct sales to customers outside of North America since 2001. The Company has little recent experience in international markets with the exception of a few direct customers and resellers/integrators. The Company intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in supporting foreign customers, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company's sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risk of Third Party Claims of Infringement. The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the related patent is issued and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, could relate to the Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future.

The Company may receive communications from third parties asserting that the Company's products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition, and results of operations could be materially adversely affected.

     Limited Protection of Intellectual Property. The Company relies upon a combination of patent, trade secret, copyright, and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S. and Canadian patents with respect to certain products. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company's patents or that a court having jurisdiction over a dispute involving such patents would hold the Company's patents valid, enforceable and infringed. The Company also typically enters into confidentiality and invention assignment agreements with its employees and independent contractors, and non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company's technology and products more likely.

     Potential Volatility of Stock Price. The trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, general conditions in the telecommunication network access and equipment industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. Company-specific factors or broad market fluctuations may materially adversely affect the market price of the Company's Common Stock. The Company has experienced significant fluctuations in its stock price and share trading volume in the past and may continue to do so.

     The Company is Controlled by a Small Number of Stockholders and Certain Creditors. In particular, Mr. Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 70% of the Company's outstanding shares of Class B stock. Furthermore, Mr. Modlin is also executor of the estate of Mr. Charles
P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such estate owns approximately 27% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors. The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which may be designated by the Creditors Committee (and thereafter the Trustee). The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full. In addition, until the Company's primary secured loan obligations are paid in full, the primary secured lender, Ableco Finance LLC ("Ableco") is entitled to designate three directors and, upon default in its loan, its affiliate shall have the right under the two warrants it holds, to (i) acquire from 5% to 51% of the outstanding Commoon Stock depending on the amount of the outstanding secured debt at such time and
(ii) acquire 10% of the outstanding Common Stock on a diluted basis. If Ableco's loan is not repaid in full by September 15, 2006, the Trustee may designate two more directors, and in the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Trustee shall be entitled to select a majority of the Board of Directors. Accordingly, in the absence of a default under Ableco's loan, or a payment default under the Debentures, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock, Ableco and the Trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company. This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock, thereby making it less likely that a stockholder will receive a premium in any sale of shares. To date, the holders of the 9% Preferred Stock and Ableco have not designated any directors.

ITEM 2.   PROPERTIES

The principal facilities of the Company are as follows:

Naugatuck, Connecticut --          executive offices headquarters, a 360,000
                                   square foot facility owned by the Company
                                   (approximately 66% is vacant). The Company is currently actively trying to sell this property. If such sale were to occur, the Company would intend to lease appropriate facilities in the same geographical area.

ITEM 3.   LEGAL PROCEEDINGS

Reference is made to Item 1 of this Form 10-K, "Plan of Reorganization Approval and Effectiveness".

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The Company's common stock is quoted on The Pink Sheets under the symbol "GNRD". The following table sets forth the range of high and low sales prices for the Company's common stock for the periods indicated since October 1, 2001, reflective of the 1 for 10 split:

Fiscal 2002                                        High              Low
-----------                                        ----              ---

First Quarter                                      1.50              0.20
Second Quarter                                     0.35              0.01
Third Quarter                                      2.40              0.01
Fourth Quarter                                     0.90              0.20

Fiscal 2003                                        High              Low
-----------                                        ----              ---

First Quarter                                      0.80              0.20
Second Quarter                                     0.30              0.10
Third Quarter                                      2.50              0.23
Fourth Quarter                                     4.04              1.50

As of December 15, 2003, the Company had 392 common stockholders of record. The closing sales price of the Company's common stock on December 15, 2003 was $1.74 per share.

Dividend Policy

The Company has never paid cash dividends. GDC cannot declare or pay any dividends on our common stock in the foreseeable future due to restrictions in loan agreements and provisions governing the 9% Preferred Stock until all arrearages are paid in full. In any event, the Company intends to retain all earnings, if any, to invest in operations.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of September 30, 2003, and the statements of operations data for the year then ended are derived from our financial statements, which have been audited by Eisner LLP, independent public accountants, and are included elsewhere in this Annual Report on Form 10-K. The selected financial data for fiscal years 1999 through 2002 was derived from our financial statements that were audited by PricewaterhouseCoopers LLP (PwC), who declined to stand for re-election as independent accountants for the Company with respect to the audit of the Company's financial statements as of and for the year ended September 30, 2003. A copy of the report issued by PwC on our financial statements as of September 30, 2002 and for each of the two years in the period ended September 30, 2002 is included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results we expect for future periods.

               General DataComm Industries, Inc. and Subsidiaries
                      Consolidated Statements of Operations

(In thousands except share data)
Years ended September 30,                                2003           2002          2001           2000             1999
                                                      -----------    -----------   -----------    ------------    ------------
Revenues:
  Net sales                                           $    23,905    $    27,681   $    59,874    $    114,941    $    120,153
  Service revenue                                               -              -        33,438          48,807          46,676
                                                      ------------------------------------------------------------------------
                                                           23,905         27,681        93,312         163,748         166,829
Cost of revenues:
  Cost of product sales                                    10,968         15,178        59,391          73,589          72,139
  Cost of service revenue                                       -              -        29,108          36,140          32,538
                                                      ------------------------------------------------------------------------
                                                           10,968         15,178        88,499         109,729         104,677

Gross margin                                               12,937         12,503         4,813          54,019          62,152

Operating expenses:
  Selling, general and administrative                       8,744          7,721        35,873          56,935          59,785
  Research and product development                          3,082          3,600        11,964          20,490          26,581
  Impairment and restructuring charges                          -           (446)       39,583           2,000           2,000
                                                      ------------------------------------------------------------------------
                                                           11,826         10,875        87,420          79,425          88,366

Operating  income (loss)                                    1,111          1,628       (82,607)        (25,406)        (26,214)

Other income (expense):
  Interest expense (contractual interest of $4,097
   in 2003 and $5,097 in 2002).                            (4,213)        (3,399)       (8,912)         (8,660)         (6,998)
   Other financial expenses                                (2,202)             -             -               -               -
  Gain on early extinguishment of mortgage debt                 -          1,967             -               -               -
  Gain on sale of multimedia division                           -              -         2,863               -               -
  Gain on sale of service division                              -              -        11,289               -               -
  Gain on sale of technology division                           -              -             -               -           9,001
  Debt conversion expense                                       -              -             -          (2,403)              -
  Gain on sale of real estate                                 329            919             -               -               -
  Gain on legal settlements                                 7,182              -         5,000               -               -
  Other, net                                                  177            342          (475)            573             241
                                                      ------------------------------------------------------------------------
                                                            1,273           (171)        9,765         (10,490)          2,244
Income (loss) from continuing operations before
 reorganization items and income taxes                      2,384          1,457       (72,842)        (35,896)        (23,970)
                                                      ------------------------------------------------------------------------

Reorganization items:
          Professional fees                                (3,462)        (3,032)            -               -               -
          Claims adjustments                                  429            495             -               -               -
          Gain on debt restructuring                        5,283              -             -               -               -
                                                      ------------------------------------------------------------------------
                                                            2,250         (2,537)            -               -               -
Income (loss) from continuing operations before
 income taxes                                               4,634         (1,080)      (72,842)        (35,896)        (23,970)

Income tax provision                                           10             10           100           1,800           1,150
                                                      ------------------------------------------------------------------------
Income (loss) from continuing operations                    4,624         (1,090)      (72,942)        (37,696)        (25,120)
                                                      ------------------------------------------------------------------------

Income (loss) from discontinued operations, net
 of income taxes                                                -              -          (592)            757           2,514
                                                      ------------------------------------------------------------------------
  Net income (loss)                                         4,624         (1,090)      (73,534)        (36,939)        (22,606)
  Dividends applicable to preferred stock                  (1,910)        (1,914)       (1,990)         (1,343)         (1,800)
                                                      ------------------------------------------------------------------------
  Net income (loss) applicable to common and
   Class B stock                                      $     2,714    $       824   $   (75,524)   $    (38,282)   $    (24,406)
                                                      ========================================================================
  Basic and diluted earnings (loss) per share:
       From continuing operations                     $      0.80    $     (0.89)  $    (23.73)   $     (15.40)   $     (12.35)
       From discontinued operations taxes                       -              -         (0.19)           0.30            1.15
                                                      ------------------------------------------------------------------------
       Total                                          $      0.80    $     (0.89)  $    (23.92)   $     (15.10)   $     (11.20)
                                                      ========================================================================
Average number of common and Class B
 shares outstanding, basic and diluted                  3,401,295      3,380,474     3,157,864       2,540,000       2,185,700
                                                      ========================================================================

                        Five-Year Selected Financial Data
                                 (in thousands)


                                                         2003           2002          2001            2000            1999
                                                      -----------    -----------   -----------    ------------    ------------
Balance Sheet and Other Data:
  Unrestricted Cash and Cash Equivalents              $     2,113    $     3,235   $       766    $      3,572    $      3,790
  Total Current Assets                                     11,626         16,428        29,509          70,753          73,116
  Total Current Liabilities                                13,227         66,026        86,234         100,512          50,359
  Working Capital (Deficit)                                (1,601)       (49,598)      (56,725)        (29,759)         22,757
  Total Assets                                             15,939         22,688        43,986         133,083         140,374
  Long-term Debt, including current portion                39,817         30,986        48,964          54,982          69,065
  Total Liabilities                                        52,698         66,026        86,234         106,920         118,281
  Redeemable 5% Preferred Stock                             1,825          2,825         2,875           5,000               -
  Stockholders' Equity (Deficit)                          (38,584)       (46,163)      (45,123)         21,163          22,093

  Employees, end of year                                      111            112           210           1,019           1,099

                 Summarized Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of the Company's last eight fiscal quarters. This unaudited information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the data. Reference is made to PricewaterhouseCooper's Report of Independent Accountants presented in Item 8 of this Fom 10-K.

                    (in thousands, except per share amounts)

                                                           Fiscal 2003
                                        --------------------------------------------------
                                            Q4           Q3           Q2            Q1
Results of Operations Data:
   Revenues                             $    6,074   $    6,992   $    5,983    $    4,856
   Gross profit                              3,649        3,732        2,969         2,587
   Operating expenses                        4,194        2,629        2,437         2,566
   Operating income (loss)                    (545)       1,103          532            21
   Net income (loss)                         5,574         (655)      (1,175)          880
   Net income (loss) per share:
     basic and diluted                  $     1.50   $    (0.33)  $    (0.49)   $     0.12

                                                           Fiscal 2002
                                        --------------------------------------------------
                                            Q4           Q3           Q2            Q1
Results of Operations Data:
   Revenues                             $    5,835   $    6,922   $    7,069    $    7,855
   Gross profit                              2,924        3,061        3,075         3,443
   Operating expenses                        2,234        2,763        2,769         3,109
   Operating income (loss)                     690          298          306           334
   Net income (loss)                           999         (465)      (1,332)         (292)
   Net income (loss) per share:
     basic and diluted                  $     0.15   $    (0.28)  $    (0.54)   $    (0.23)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE HEADING "RISK FACTORS" IN ITEM 1 TO THIS FORM 10-K.

Overview

From 1994 through 2002, the Company incurred significant net losses and as of September 30, 2003, the most recent fiscal year end, had an accumulated deficit of $235.8 million. The majority of the Company's operating losses have resulted from costs incurred developing and marketing Asynchronous Transfer Mode ("ATM") technology in the former Broadband Systems Division ("BSD").

After implementing a number of restructuring and cost reduction programs in an attempt to better align our operating cost structure with revenues, in 2001 three of the Company's business units were actively marketed for sale with the objective of reducing outstanding debt and providing additional liquidity.

Between June and August 2001, three of the Company's four operating divisions representing a significant portion of the assets of the Company, including BSD, were sold. However, due to the impact of a general economic downturn and a decline in the telecommunication industry in particular, the Company did not realize sufficient proceeds from the sales to satisfy its secured debtors. Revenues of divisions sold constituted 59% of consolidated revenues in fiscal 2001. By the end of fiscal 2001 the number of employees declined to 210 employees from 1,019 at the beginning of the year. Further cost-saving reductions were implemented in fiscal 2002 and 2003 which reduced headcount to 111 employees at September 30, 2003.

On November 2, 2001 General DataComm Industries Inc. and its domestic subsidiaries ("the Debtors") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. Section 101 et seq. (the "Bankruptcy Code") of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company continued in possession of its properties and the management of its business as debtors in possession pursuant to sections 1107 and 1108 of the Bankruptcy Code.

During the year ended September 30, 2002, and in the aftermath of the sales of three of its business units, the Company consolidated its remaining operations into its owned facility in Naugatuck, Connecticut, and downsized its staff and operating assets to more properly reflect current operating requirements for its one remaining business unit.

On April 29, 2003, the Debtors and its secured lenders (the "Lenders") filed their Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as amended, the "Plan") and accompanying disclosure statement (the "Disclosure Statement"), both of which set forth the consensual Chapter 11 plan that was agreed upon by and between the Lenders, the Creditors Committee and the Debtors. On June 24, 2003, the Court authorized the Debtors to commence the solicitation process for the approval of the Plan including mailing of the Disclosure Statement. On August 5, 2003, the Court entered an order confirming the Plan. The Plan became effective on September 15, 2003 (the "Effective Date").

  Results of Operations - Fiscal Years Ended September 30, 2003, 2002 and 2001

The Company's revenues were $23.9 million in fiscal 2003, down from $27.7 million in fiscal 2002, and the Company is operating on internally generated cash flows only. No additional loan proceeds are available under the Company's loan agreement and the lenders have a security interest in all assets of the Company which substantially limits any ability to attract new financings without the approval of the lenders or without replacing the entire existing loan agreement. Furthermore, the Company is required to make monthly payments of principal ($250,000) and interest (currently approximately $85,000) to its secured lenders.

The Company's net revenues in fiscal 2003 and 2002 reflects the unstable environment that the Company experienced while operating in Chapter 11. Management efforts were focused on stabilizing relationships with customers and suppliers, on managing cash flows and liquidating non-core assets, and ultimately on emerging from Chapter 11 on September 15, 2003.

The Company has over the preceding two years demonstrated the ability to generate cash flows from operations, and at the same time introduced new products, re-established customer relationships and introduced manufacturing cost efficiencies. However, the ability of the Company to generate sufficient operating cash flow is dependent on achieving satisfactory revenue levels, customer collections, new product and product feature development, ability to operate with minimal investment in capital equipment and software and other significant risks. Reference is made to Item 1, "Risk Factors" and the "Liquidity" section below in this Form 10-K for further discussion of these items.

The Company's net revenues in fiscal 2003 and 2002 were derived from the sale of network access and wide area network equipment. The majority of the sales (approximately 85%) were provided by the Company's legacy products, primarily analog and digital data sets. The Company anticipates that net sales from legacy products will decline over the next several years while sales of new products will increase over the same period with significant fluctuations possible and without assurance that sales of new products will increase over the same period.

Approximately 41% of sales of products have historically been through distributors. Such distributors are responsible for warehousing products and fulfilling product orders as well as identifying potential service provider customers. In addition, significant portions (approximately 48%) of the sales of products are made through direct sales to service provider customers.

The Company's results from operations have and may continue to fluctuate significantly from period-to-period in the future. As a result, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

Revenues

                                        Year Ended September 30,
                                   -----------------------------------
           (in thousands)             2003         2002        2001
                                   ----------   ----------  ----------
           Revenues                $   23,905   $   27,681  $   93,312

Revenues for fiscal 2003 decreased 14% to $23,905,000 from revenues of $27,681,000 in fiscal 2002. This decrease was predominately the result of lower unit sales attributable to reduced capital spending by large telecommunication infrastructure customers in the United States. This decline began in fiscal 2001 due to economic and industry-wide factors, including financial constraints affecting customers and over-capacity in our customers' markets. The Company anticipates that the current reduced capital spending levels by its customers will continue to affect sales until an overall recovery in the telecommunications market begins, which is not expected to significantly change in 2004. Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

The Company's business is characterized by a concentration of sales to a limited number of key customers. Sales to the Company's top five customers accounted for 61%, 62% and 46% of product sales in fiscal 2003, 2002 and 2001, respectively. The Company's five largest customers in fiscal 2003 were Bell Canada, Verizon, Sunbelt Telecommunications, Inc., Qwest Communications and Thomas Technologies. See "Risk Factors" in Item 1 of this Form 10-K.

The Company sells its products primarily in the United States through a direct sales force and through a variety of resellers, value-added resellers, integrators and distributors. Sales to resellers, value-added resellers, integrator and distributors accounted for approximately 37% of sales in fiscal 2003, as compared to approximately 46% in fiscal 2002 and 43% in fiscal 2001. In fiscal 2003, direct sales outside of North America were not significant.

Fiscal 2001 revenues include $31,644,000 (34%) of revenues from the Vital Network Services Division and $23,494,000 (25%) from the Broadband Systems Division, both of which were sold in fiscal 2001.

Gross Profit

                                                  Year Ended September 30,
                                            -----------------------------------
           (in thousands)                     2003         2002         2001
                                            ---------    ---------    ---------
           Gross profit                     $  12,937    $  12,503    $   4,813
           Percentage of revenues                54.1%        45.2%         5.2%

Gross profit, as a percentage of sales, in fiscal 2003 was 54.1% as compared to 45.2% in fiscal 2002 and 5.2% in fiscal 2001. The increase in gross profit margin in fiscal year 2003 was attributable to lower negotiated material component costs, lower subcontractor assembly costs and the benefit from cost reduction measures enacted during fiscal 2003 and 2002.

The increase in gross profit margin in fiscal 2002 compared to fiscal 2001 was primarily due to the change in the nature of the business that resulted toward the end of fiscal 2001 when three of the Company's four operating divisions were sold. In addition, in fiscal 2001 the Company recorded impairment and restructuring charges affecting inventory in cost of sales of $15,891,000, which had the effect of reducing gross profit as a percentage of sales by 17%.

In future periods, the Company's gross profit will vary depending upon a number of factors, including the mix of products sold, the cost of products manufactured at subcontract facilities, the channels of distribution, the price of products sold, discounting practices, price competition, increases in material costs and changes in other components of cost of sales. As and to the extent the Company introduces new products, it is possible that such products may have lower gross profit margins than other established products in higher volume production. Accordingly, gross profit as a percentage of sales may vary.

Selling, General and Administrative

                                                            Year Ended September 30,
                                                    --------------------------------------
           (in thousands)                              2003          2002          2001
                                                    ----------    ----------    ----------
           Selling, general and administrative      $    8,744    $    7,721    $   35,873
           Percentage of sales                            36.6%         27.9%         38.4%

The Company's selling, general and administrative ("SG&A") expenses increased to $8,744,000, or 36.6% of sales in fiscal 2003 from $7,721,000, or 27.9% of sales in fiscal 2002. The increase in fiscal 2003 from fiscal 2002 was due primarily to the value attributed to stock grants and awards to employees and directors upon the Company's successful emergence from Chapter 11 bankruptcy proceedings in September 2003. Such stock grants and awards, totaling $1,923,000, did not involve any cash outlay and were approved as part of the Company's plan of reorganization. Excluding this compensation expense, SG&A declined $900,000 in fiscal 2003 due to lower payroll costs of $660,000 from reductions in commissions and numbers of employees, lower facility costs resulting from consolidating operations in fiscal 2002 and other expense reduction efforts.

The significant decease of SG&A in fiscal 2002 from fiscal 2001 was due primarily to the aforementioned sales of the Company's divisions. Over the three year period, the number of SG&A employees was reduced to 53 (at September 30, 2003) from 532 (at September 30, 2000). The decrease in SG&A as a percentage of sales in fiscal 2002 was due to the impact of divisions sold in fiscal 2001. The Company expects that SG&A expenses will stabilize in fiscal 2004 and decrease as a percentage of sales if higher sales volumes are achieved.

Research and Product Development

                                                      Year Ended September 30,
                                              --------------------------------------
           (in thousands)                        2003          2002          2001
                                              ----------    ----------    ----------
           Research and product development   $    3,082    $    3,600    $   11,964
           Percentage of sales                      12.9%         13.0%         12.8%

Research and development ("R&D") expenses decreased to $3,082,000 or 12.9% of sales in fiscal 2003 as compared to $3,600,000 or 13.0% of sales in fiscal 2002. This decrease was due primarily to reductions in outside development costs in an effort to reduce expenses in line with lower revenue levels. As a result, R&D expense in fiscal 2003 as a percentage of sales compared to fiscal 2002 was maintained at approximately the same level. The significant decrease in spending in fiscal 2002 from fiscal 2001 was primarily due to the sale of three of the Company's divisions toward the end of fiscal 2001. Over the three year period, the number of R&D employees was reduced to 27 at September 30, 2003 from 170 at September 30, 2000.

Impairment and Restructuring Charges

During fiscal 2001, the Company completed a review of the realization of its assets and its restructuring obligations due to uncertainty in the general business environment, particularly the telecommunications markets. As a result of this review, the Company recorded impairment and restructuring charges of $55,474,000 (of which $15,891,000 was reflected as a component of cost of sales, see above). These charges included an impairment charge related to the Company's facility located in Naugatuck, Connecticut of $2,100,000, BSD asset impairments of $37,302,000, Mexico subsidiary asset impairment of $1,546,000, property and equipment impairments of $1,562,000, intangible asset impairments of $6,397,000, facility consolidation costs of $4,694,000 and employee termination costs of $1,873,000.

The Naugatuck, Connecticut facility was initially marketed for sale in fiscal 2001 and the impairment charge represents an adjustment to fair market value based on available appraisal information. Similarly, BSD and the Mexico subsidiary were actively being marketed for sale and the asset values were adjusted to reflect the assessment of the ultimate fair market value realized. In the aftermath of the actual sales of the divisions, operations were consolidated which resulted in a writedown of excess property and equipment. Employee termination costs reflected the implementation of workforce reductions of approximately 300 positions resulting in costs required to satisfy employment contracts and extended health benefits.

In fiscal 2002, and in conjunction with the Company's decision to file for bankruptcy protection, the Company amended its facility consolidation plans so as to abandon a leased facility and to instead consolidate operations in its owned facility in Naugatuck, Connecticut, with such decision resulting in a reduction in restructuring charges for facility consolidation costs of $1,396,000 and additional impairment charges for property and equipment of $950,000.

For further discussion refer to Note 3 to the Notes to Financial Statements included in Item 8 of this Form 10-K.

Interest Expense

Interest expense increased to $4,213,000 in fiscal 2003 from $3,399,000 in fiscal 2002 due to higher adequate protection payments (payments authorized by the bankruptcy court to be made to secured lenders) while the Company operated in Chapter 11. Interest expense decreased in fiscal 2002 from 2001 due to lower principal balances on the Company's debt obligations resulting from the proceeds of the sales of divisions toward the end of fiscal 2001 having been utilized to reduce such debt obligations and the lower adequate protection payments made versus the default rate of interest charged by the secured lenders in fiscal 2001.

Other Income (Expense)

In fiscal 2003, the Company settled legal claims in its favor in the amount of $7,182,000.

Other income in fiscal 2002 includes $919,000 from the sale of real estate in Middlebury, Connecticut. In addition, in fiscal 2002 the Company negotiated a reduction in and final payment of the mortgage on its Naugatuck, Connecticut facility and recorded a gain of $1,967,000.

Other income in fiscal 2001 includes gains resulting from the sales of divisions in the amount of $14,152,000 and a favorable legal settlement of $5,000,000.

Reorganization Items

Reorganization items include professional fees of $3,462,000 in fiscal 2003 and $3,032,000 in fiscal 2002 associated with the Company's bankruptcy proceedings, primarily related to the Company's unaffiliated legal advisors and the Creditors' Committee's legal and financial advisors. Also included are claims reductions of $429,000 in fiscal 2003 and $495,000 in fiscal 2002 as a result of claims against the Company being reduced, through the bankruptcy proceedings. The debt restructuring approved by the bankruptcy court resulted in a gain of $5,283,000 in fiscal 2003.

Provision for Income Taxes

No federal income tax provisions or tax benefits were provided in fiscal 2003, 2002 and 2001 due to the valuation allowance provided against the net change in deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2001 and 2002. The Company has federal tax credit and net operating loss carry forwards of approximately $12.2 million and $210.5 million, respectively, as of September 30, 2003. Income tax provisions for fiscal 2003, 2002 and 2001 reflect minimum state taxes.

Income (Loss) from Discontinued Operations

Fiscal 2001 includes a net loss from discontinued operations of $592,000 as a result of the discontinuance of the business of the Company's DataComm Leasing business segment and the estimated future losses associated with that business.

Critical Accounting Policies

The Company's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgements. See Note 2 to Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of the Company's financial accounting policies.

Revenue Recognition. The Company recognizes a sale when the product is shipped and the following four criteria are met upon shipment: (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer;
(3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies including stock rotation for sales to distributors that stock the Company's products.

Warranty Reserves - The Company offers warranties of various lengths to our customers depending on the specific product and the terms of our customer purchase agreements. Standard warranties require the Company to repair or replace defective product returned during the warranty period at no cost to the customer. An estimate for warranty related costs is recorded based on actual historical return rates and repair costs at the time of sale. On an on-going basis, management reviews these estimates against actual expenses and makes adjustments when necessary. While warranty costs have historically been within expectations of the provision established, there is no guarantee that the Company will continue to experience the same warranty return rates or repair costs as in the past. A significant increase in product return rates or the costs to repair our products would have a material adverse impact on the Company's operating results.

Impairment of Long-Lived Assets and Goodwill. The Company assesses the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No.'s 144 and 142, respectively. The Company's long-lived assets include, but are not limited to, real estate, property and equipment and software licenses.

In fiscal 2001 the Company assessed the recoverability of its long-lived assets and recorded impairment charges for (1) the buildings held for sale based on real estate market information then available, (2) property and equipment based on diminished requirements of the business remaining after the sales of divisions, (3) capitalized software development costs based on discontinuance of products and lower calculations of net realizable value, and (4) division and subsidiary assets held for sale based on valuing agreements with ultimate buyers of these businesses. In fiscal 2002, there was an additional impairment of property and equipment due to a further consolidation of the business.

On September 30, 2003, real estate represents the only significant remaining long-lived asset that has not been fully impaired.

Inventories. The Company values inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Agreements with certain customers provide for return rights. The Company is able to reasonably estimate these returns and they are accrued for at the time of shipment. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on product demand for the preceding twelve months. Historical product demand may prove to be an inaccurate indicator of future demand in which case the Company may increase or decrease the provision required for excess and obsolete inventory in future periods. The Company has possession of inventory from its former Broadband Systems Division that was sold in 2001 which has been written off for financial reporting purposes. If the Company is able to sell inventory in the future that has been previously written off such sales will result in higher than normal gross margin.

Allowance for Doubtful Accounts. The Company estimates losses resulting from the inability of our customers to make payments for amounts billed. The collectability of outstanding invoices is continually assessed. Assumptions are made regarding the customer's ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should our actual experience with respect to collections differ from these assessments, there could be adjustments to our allowance for doubtful accounts.

Deferred Tax Assets. The Company has provided a full valuation allowance related to its deferred tax assets. In the future, if sufficient evidence of the Company's ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company will be required to reduce its valuation allowances, resulting in income tax benefits in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each year.

Off Balance Sheet Arrangements. The Company has no off balance sheet arrangements.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supercedes EITF Issue 94-3. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. This Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3, and concludes that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The Company is required to apply the provisions of SFAS No. 146 to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is expected to impact the timing of expenses in future periods should the Company commit to additional exit or disposal activities.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS 123, which is effective for financial statements for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are included in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

In December 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor's obligations. In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The Company is not a guarantor and accordingly the adoption of FIN 45 does not currently have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after September 15, 2003, for those variable interests held prior to February 1, 2003. The Company has no variable interest entities and accordingly the adoption of this Interpretation does not currently have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company has no derivative contracts and accordingly the adoption of SFAS 149 does not currently have a material impact on the Company's financial position or results of operations.

Liquidity and Capital Resources
                                                     September 30,
                                               ------------------------
   (in thousands)                                 2003          2002
                                               ----------    ----------
   Cash and cash equivalents                   $    2,113    $    3,235
   Working capital (deficit)                       (1,601)      (49,598)
   Total assets                                    15,939        22,688
   Long-term debt, including current portion       39,817        30,986
   Other liabilities subject to compromise              -        29,599
   Total liabilities                               52,698        66,026

                                               Year Ended September 30,
                                        --------------------------------------
                                           2003          2002          2001
                                        ----------    ----------    ----------
   Net cash provided (used) by:
        Operating activities            $    2,671    $    5,599    $   (6,479)
        Investing activities                 4,162        13,300         9,608
        Financing activities                (7,630)      (16,430)       (5,935)

Note: Significant risk factors exist due to the Company's limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See Item 1, "Risk Factors" for further discussion.

Cash Flows

Net cash provided by operating activities totaled $2.7 million in fiscal 2003. Net income in fiscal 2003 was $4.6 million. Non-cash items included in net income were expenses for depreciation of $0.2 million, stock compensation of $2.0 million and other financial expense of $2.2 million, and gains on sale of real estate of $0.3 million, on debt restructuring of $5.3 million, and gain on legal settlements of $4.7 million. Reductions in accounts receivable ($0.1 million), reductions in inventories ($0.9 million), reductions in net assets of discontinued operations ($0.6 million), increases in accounts payable and accrued payroll-related costs ($0.9 million) and other changes ($1.5 million) account for the $2.7 million in cash from operating activities. Inventory levels decreased to approximately $4.7 million at September 30, 2003 from approximately $5.6 million at September 30, 2002. The decrease was due to reduced purchasing in 2003 as some of the on-hand inventory was sold to satisfy customer orders instead of producing new goods. We do not anticipate that inventory levels will continue to decline in fiscal 2004 due to purchases required to launch new products.

The cash generated from operating activities for fiscal 2002 of $5.6 million was attributable to a net loss of $1.1 million adjusted for non-cash items: depreciation expense of $0.4 million, impairment of property and equipment of $1.0 million, the gain on sale of real estate of $0.9 million and a $2.0 million gain on early extinguishment of debt. Accounts receivable collections contributed $6.7 million due in large part to business units sold or transferred in fiscal 2001. Inventories were reduced $1.6 million as the Company concentrated on improving inventory turns. Net assets of discontinued operations were reduced $1.7 million. Accounts payable and accrued payroll-related costs were reduced $1.3 million also due to the business units sold or transferred in fiscal 2001. Other changes required $0.5 million.

In fiscal 2001, net cash used by operating activities was $6.5 million, with a net loss of $73.5 million increased for net non-cash items of $46.9 million (depreciation and amortization of $12.2 million and asset impairments of $48.9 million, offset by a $14.2 million gain on sales of divisions) and for changes in net current and long term assets of $20.1 million primarily due to the sale or transfer of business units in fiscal 2001.

Cash provided by investing activities was $4.2 million for the year ended September 30, 2003, compared to cash provided of $13.3 million for the year ended September 30, 2002. Cash provided by investing activities in 2003 was the result of the sale of the Company's UK real estate for net proceeds of $1.9 million and from the collection of $2.3 million of notes receivable related to the sale and transfer of business units in fiscal 2001. In fiscal 2002 the Company sold real estate in Middlebury, Connecticut and realized $6.8 million in net proceeds. The Company also realized $6.5 million in notes receivable collections. The $9.6 million of cash provided by investing activities in 2001 was due primarily to the net proceeds generated from the sale of the Company's divisions, offset by the acquisition of equipment and internally developed software.

Cash used by financing activities of $10.6 million in fiscal 2003, $16.4 million in fiscal 2002 and $5.9 million in fiscal 2001 was attributable primarily to payments of senior debt obligations in each such years.

Liquidity

The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of professional fees and monthly payments of principal and interest (currently such principal and interest totals approximately $335,000 each month) under its new agreement. Furthermore, the Company has significant outstanding obligations to pay both interest and principal on total long-term debt approximating $54.6 million (See the table and discussion on contractual cash obligations below).

The Company's failure to make required payments under the new loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default. (see Note 6 to Notes to Financial Statements included in Item 8 to this Form 10-K)

The ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described in Item 1 of this Form 10-K in the section titled "Risk Factors". There can be no assurance that the Company will be able to avoid a default on the new loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($17.3 million at September 30, 2003) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection.

The Company emerged from Chapter 11 bankruptcy on September 15, 2003. Under the plan of emergence, the Company plans to pay all creditors 100% of their allowed claims based upon a five year business plan. The ability to meet the objectives of this business plan is directly affected by the factors described in the "Risk Factors Section". The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet our business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. The Company cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

In fiscal 2003 and 2002, operations were funded primarily through cash generated from operations. Proceeds realized from sales and liquidations of non-core assets were required to pay down the secured debt. In prior years the Company had obtained cash from a combination of loans, convertible debt, and sales of common and preferred stock.

At September 30, 2003 the Company's principal source of liquidity included cash and cash equivalents of approximately $2.1 million compared to $3.2 million at September 30, 2002. At September 30, 2003, the Company's working capital was a deficit of approximately $1.6 million. Fiscal 2002's larger negative working capital of $49.6 million reflects the classification of all debt as current liabilities due to default conditions which had accelerated payment obligations. This changed when the secured lenders agreed to a new loan agreement as part of the Company's Plan of Reorganization from bankruptcy and new 10% Debentures issued by the Company to its unsecured creditors. See Note 6, the section on "New Loan Agreement" of Notes to Consolidated Financial Statements included in
Item 8 in this Form 10-K.

The Company has significant unpaid professional fees ($2.1 million) at September 30, 2003 that are expected to be paid early in fiscal 2004. These include independent auditors' fees, tax return preparation fees and remaining bankruptcy attorney fees. In order to meet these and other future payments, the Company's financial projections anticipate that revenue growth combined with minimal inventory and capital asset investment will be required to sustain operations.

Because our operating results fluctuate significantly due to decreases in customer demand or decreases in the acceptances of our future products, the Company may be unable to generate positive cash flow from operations. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company. See "Risk Factors" in Item 1 to this Form 10-K.

As a result of the potential liquidity and cash flow risks described above, the Company's independent auditors for fiscal 2003 have expressed uncertainity about the Company's ability to continue as a going concern in their opinion on the Company's financial statements.

Management has responded to such risks as part of an ongoing strategy by restructuring its sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, on December 30, 2003 the Company obtained $600,000 from loans from related parties to be used for working capital and general purposes (see Note 16 of the Notes to Consolidated Financial Statements included in Item 8 in this Form 10-K). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

The Company's contractual cash obligations as of September 30, 2003, are as follows:

                             PAYMENTS DUE BY PERIOD
                                 (in thousands)

                                                           Fiscal Years    Fiscal Years    Fiscal Years
                                Total       Fiscal 2004    2005 and 2006   2007 and 2008  2009 and Later
                              ----------    -----------    -------------   -------------  --------------
Long-Term Debt, including
 interest                     $   20,876    $     4,150    $       7,638   $       9,088      $     -
Priority Tax Claims                3,023            551            1,046             970          456
Debentures                        30,688          1,656            3,313          25,719            -
Operating Leases                      12              9                3               -            -
                              ----------    -----------    -------------   -------------      -------
Total Contractual Cash
 Obligations                  $   54,599    $     6,366    $      12,000   $      35,777      $   456
                              ==========    ===========    =============   =============      =======

Long-term debt above consists of the Term Loan Obligations in the principal amount of $14.8 million and the PIK Note Obligations ($2.5 million) that were agreed as part of the Company's Plan of Reorganization from bankruptcy which became effective September 15, 2003. The Term Loan Obligations require monthly payments of principal in the amount of $250,000 and interest (currently 7.25%) with the balance due on December 31, 2007. The PIK Note Obligations accrue interest at the same rate as the Term Loan obligation and the outstanding balance of principal and interest are due December 31, 2007 unless forgiven sooner if the Company achieves certain financial objectives. See Note 6 of Notes to Consolidated Financial Statements included in Item 8 in this Form 10-K.

Debentures represent the balance of the unsecured claims against the Company filed by its unsecured creditors, in the Chapter 11 bankruptcy proceedings. The issuance of the Debentures was approved as part of the Company's Plan of Reorganization and the amount listed consists of claims allowed as of September 30, 2003 and claims still subject to approval. In the event any pending claims are not approved in the bankruptcy proceedings, at such time an appropriate adjustment will be made in the amount of the Debentures. Interest accrues at rates up to 10% and the outstanding balance of principal and interest becomes payable on October 1, 2008.

ITEM 7A.  QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that impacts our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Historically the Company has had little or no exposure to market risk in the area of changes in foreign currency exchange rates and interest rates as measured against the United States dollar, except to the extent the Company invoices customers in foreign currencies and is, therefore, subject to foreign currency exchange rate risk on any individual invoice while it remains unpaid, a period that normally is less than 90 days. At September 30, 2003 the Company had net accounts receivable denominated in Canadian dollars of approximately $1,463,000 (equivalent to approximately $1,051,000 U.S. dollars).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                                                          PAGE
                                                                                          ----
REPORTS OF INDEPENDENT ACCOUNTANTS

       .   EISNER LLP......................................................................35

       .   PRICEWATERHOUSECOOPERS LLP......................................................36

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2003 AND 2002.........................37

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
      SEPTEMBER 30, 2003, 2002 AND 2001....................................................38

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE YEARS ENDED  SEPTEMBER 30, 2003, 2002 AND 2001...............................39

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
      SEPTEMBER 30, 2003, 2002 AND 2001....................................................40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................................41

SCHEDULE FOR EACH OF THE THREE FISCAL YEARS IN THE PERIOD ENDED SEPTEMBER 30,
 2003 INCLUDED IN ITEM 15 (a):

     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES..........................72

Schedules other than those listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors
General DataComm Industries, Inc.:

We have audited the accompanying consolidated balance sheet of General DataComm Industries, Inc. and subsidiaries (the "Company") as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended September 30, 2003 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General DataComm Industries, Inc. and subsidiaries as of September 30, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule when considered in relation to the basic financial statements as a whole presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company, which on September 15, 2003 emerged from bankruptcy proceedings pursuant to a Plan of Reorganization under Chapter 11 of the Bankruptcy Code, has both a working capital and stockholders' deficit at September 30, 2003 and in addition, has limited ability to obtain new financing, as well as financial loan covenants related to its restructured secured indebtedness which take effect in fiscal 2004, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Eisner LLP
Eisner LLP
New York, NY
January 12, 2004

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of General DataComm Industries, Inc.

In our opinion, the consolidated balance sheet as of September 30, 2002, and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows for each of the two years in the period ended September 30, 2002 (appearing on pages 37 through 63 of this Annual Report on Form 10-K ) present fairly, in all material respects, the financial position, results of operations and cash flows of General DataComm Industries, Inc. and its subsidiaries at September 30, 2002 and for each of the two years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the September 30, 2002 and 2001 financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On November 2, 2001, the Company and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware. The Company and its U.S. subsidiaries continued in possession of their properties and the management of their business as debtors in possession pursuant to the Bankruptcy Code. On September 15, 2003, the Company's Plan of Reorganization became effective and the Company and its U.S. subsidiaries emerged from bankruptcy pursuant to the Plan approved on August 5, 2003. (see
Note 6 appearing on page 51 of the Company's fiscal 2003 audited financial statements included in this Form 10-K). The accompanying fiscal 2002 and 2001 financial statements do not reflect any impact of the Company's emergence from bankruptcy in 2003.

The fiscal 2002 selected quarterly financial data on page 21 contains information that we did not audit, and , accordingly, we do not express an opinion on that data. We also did not review the fiscal 2002 quarterly data in accordance with standards established by the American Institute of Certified Public Accountants.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Hartford, CT
January 12, 2004

               General DataComm Industries, Inc. and Subsidiaries
                           Consolidated Balance Sheets

(In thousands except shares)
September 30,                                                                     2003            2002
----------------------------------------------------------------------------------------------------------
Assets:
Current assets:
   Cash and cash equivalents                                                  $      2,113    $      3,235
   Restricted cash                                                                     325               -
   Accounts receivable, less allowance for doubtful
    receivables of $514 in 2003 and $821 in 2002                                     3,431           3,545
   Notes receivable                                                                    136           2,389
   Inventories                                                                       4,744           5,632
   Net current assets of discontinued operations                                         -             509
   Other current assets                                                                877           1,118
----------------------------------------------------------------------------------------------------------
Total current assets                                                                11,626          16,428
==========================================================================================================
Property, plant and equipment, net                                                   4,309           6,181
Net assets of discontinued operations                                                    -              75
Other assets                                                                             4               4
----------------------------------------------------------------------------------------------------------
Total Assets                                                                  $     15,939    $     22,688
==========================================================================================================
Liabilities and Stockholders' Deficit:
Current liabilities:
   Current portion of long-term debt                                          $      3,000    $          -
   Accounts payable                                                                  1,579             419
   Accrued payroll and payroll-related costs                                         1,104             544
   Other current liabilities                                                         7,544           4,478
   Liabilities subject to compromise:
     Long-term debt                                                                      -          30,986
     Accounts payable                                                                    -          18,364
     Accrued payroll and payroll-related costs                                           -             764
     Other current liabilities                                                           -          10,471
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                           13,227          66,026
==========================================================================================================
Long-term debt, less current portion ($2,682  owed to related parties)              36,817               -
Other liabilities                                                                    2,654               -
----------------------------------------------------------------------------------------------------------
Total Liabilities                                                                   52,698          66,026
==========================================================================================================

Commitments and contingencies (Note 11)                                                  -               -

Redeemable 5% preferred stock, par value $1.00 per share,  issued and outstanding  73,000 shares in 2003 and 113,000 shares in 2002; $2.0
 million liquidation  preference at September 30, 2003                               1,825           2,825
----------------------------------------------------------------------------------------------------------

Stockholders' deficit:
   9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized; issued and outstanding:  787,900 shares: $25.5
    million liquidation preference at September 30, 2003                               788             788
   Class B common stock, par value $.01 per share, 10,000,000 shares authorized; issued and outstanding 664,978 in 2003 and
    205,710 in 2002                                                                      7               2
   Common stock, par value $.01 per share, 50,000,000 shares authorized;
    issued  3,278,736 in 2003 and 3,213,889 in 2002                                     33              32
   Capital in excess of par value                                                  196,487         194,832
   Accumulated deficit                                                            (235,754)       (240,378)
   Common stock held in treasury, at cost:
    1,961 shares in 2003 and 19,461 shares in 2002                                    (145)         (1,439)
==========================================================================================================
Total Stockholders' Deficit                                                        (38,584)        (46,163)
==========================================================================================================
Total Liabilities and Stockholders' Deficit                                   $     15,939    $     22,688
==========================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               General DataComm Industries, Inc. and Subsidiaries
                      Consolidated Statements of Operations

(In thousands except share data)
Year ended September 30,                                                            2003               2002              2001
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Net sales                                                                $        23,905   $         27,681   $        59,874
     Service revenue                                                                        -                  -            33,438
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       23,905             27,681            93,312

Cost of revenues:
     Cost of product sales                                                             10,968             15,178            59,391
     Cost of service revenue                                                                -                  -            29,108
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       10,968             15,178            88,499

Gross margin                                                                           12,937             12,503             4,813

Operating expenses:
     Selling, general and administrative                                                8,744              7,721            35,873
     Research and product development                                                   3,082              3,600            11,964
     Impairment and restructuring charges                                                   -               (446)           39,583
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       11,826             10,875            87,420

Operating income (loss)                                                                 1,111              1,628           (82,607)

Other income (expense):
     Interest expense (contractual interest of $4,097 in 2003 and $5,097
      in 2002)                                                                         (4,213)            (3,399)           (8,912)
     Other financial expense                                                           (2,202)                 -                 -
     Gain on early extinguishment of mortgage debt                                          -              1,967                 -
     Gain on sale of multimedia division                                                    -                  -             2,863
     Gain on sale of service division                                                       -                  -            11,289
     Gain on sale of real estate                                                          329                919                 -
     Gain on legal settlements                                                          7,182                  -             5,000
     Other, net                                                                           177                342              (475)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        1,273               (171)            9,765

Income (loss) from continuing operations before
 reorganization items and income taxes                                                  2,384              1,457           (72,842)
----------------------------------------------------------------------------------------------------------------------------------

Reorganization items:
         Professional fees                                                             (3,462)            (3,032)                -
         Claims adjustments                                                               429                495                 -
         Gain on debt restructuring                                                     5,283                  -
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        2,250             (2,537)                -

Income (loss) from continuing operations before
 income taxes                                                                           4,634             (1,080)          (72,842)

Income tax provision                                                                       10                 10               100
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                                                4,624             (1,090)          (72,942)
----------------------------------------------------------------------------------------------------------------------------------

     Loss from discontinued operations,
      net of income taxes                                                                   -                  -              (592)
----------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                       4,624             (1,090)          (73,534)
Dividends applicable to preferred stock                                                (1,910)            (1,914)           (1,990)
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common and Class B stock                      $         2,714   $         (3,004)  $       (75,524)
==================================================================================================================================

Basic and diluted earnings (loss) per share:
     From continuing operations                                               $          0.80   $          (0.89)  $        (23.73)
     From discontinued operations                                                           -                  -             (0.19)
----------------------------------------------------------------------------------------------------------------------------------
     Total                                                                    $          0.80   $          (0.89)  $        (23.92)
==================================================================================================================================

Average number of common and Class B shares outstanding, basic
 and diluted                                                                        3,401,295          3,380,474         3,157,864
==================================================================================================================================

                General DataComm Industries Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
                        (in Thousands, Except Share Data)


                                9% PREFERRED STOCK           CLASS B STOCK                    COMMON STOCK             CAPITAL IN
                              -----------------------   --------------------------   ------------------------------      EXCESS
                                SHARES       AMOUNT        SHARES        AMOUNT           SHARES          AMOUNT         OF PAR
                              ----------   ----------   -----------   ------------   ---------------  -------------   ------------
Balance September 30, 2000       787,900   $      788       205,710   $          2         2,771,961  $          27   $    192,579
                              ----------   ----------   -----------   ------------   ---------------  -------------   ------------

Foreign translation loss
 associated with the sale
 of assets

Exercise of stock options                                                                        100                             3

Employee stock purchase
 plan                                                                                         15,103                            80

Conversion of redeemable 5%
 preferred stock to common
 stock                                                                                       371,170              4          2,121

Net loss
                              ----------   ----------   -----------   ------------   ---------------  -------------   ------------
Balance September 30, 2001       787,900          788       205,710              2         3,158,334             31        194,783
                              ----------   ----------   -----------   ------------   ---------------  -------------   ------------

Conversion of redeemable 5%
 preferred stock to common
 stock                                                                                        55,555              1             49

Net loss
                              ----------   ----------   -----------   ------------   ---------------  -------------   ------------
Balance, September 30, 2002      787,900          788       205,710              2         3,213,889             32        194,832
                              ----------   ----------   -----------   ------------   ---------------  -------------   ------------

Treasury stock issued                                                                                                       (1,263)

Stock awards and grants                                     459,268              5            50,000              1          1,918

Conversion of redeemable 5%
 preferred stock to common
 stock                                                                                        14,847                         1,000

Net income
                              ----------   ----------   -----------   ------------   ---------------  -------------   ------------
Balance September 30, 2003       787,900   $      788       664,978   $          7         3,278,736  $          33   $    196,487
                              ==========   ==========   ===========   ============   ===============  =============   ============

                                                                      ACCUMULATED
                                  TREASURY STOCK                         OTHER            TOTAL
                              -----------------------   ACCUMULATED  COMPREHENSIVE     STOCKHOLDERS'    COMPREHENSIVE
                                SHARES       AMOUNT       DEFICIT    INCOME (LOSS)   EQUITY (DEFICIT)   INCOME (LOSS)
                              ----------   ----------   -----------  -------------   ----------------   -------------
Balance September 30, 2000        19,461   $   (1,439)  $  (165,754)  $     (5,040)  $         21,163
                              ----------   ----------   -----------  -------------   ----------------   -------------

Foreign translation loss
 associated with the sale
 of assets                                                                   5,040              5,040   $       5,040

Exercise of stock options                                                                           3

Employee stock purchase
 plan                                                                                              80

Conversion of redeemable 5%
 preferred stock to common
 stock                                                                                          2,125

Net loss                                                    (73,534)                          (73,534)        (73,534)
                              ----------   ----------   -----------  -------------   ----------------   -------------
Balance September 30, 2001        19,461       (1,439)     (239,288)             -            (45,123)        (68,494)
                              ----------   ----------   -----------  -------------   ----------------   -------------

Conversion of redeemable 5%
 preferred stock to common
 stock                                                                                             50

Net loss                                                     (1,090)                           (1,090)         (1,090)
                              ----------   ----------   -----------  -------------   ----------------   -------------
Balance, September 30, 2002       19,461       (1,439)     (240,378)             -            (46,163)         (1,090)
                              ----------   ----------   -----------  -------------   ----------------   -------------

Treasury stock issued            (17,500)       1,294                            -                 32

Stock awards and grants                                                                         1,923
Conversion of redeemable 5%
 preferred stock to common
 stock                                                                                          1,000

Net income                                                    4,624                             4,624           4,624
                              ----------   ----------   -----------  -------------   ----------------   -------------
Balance September 30, 2003         1,961   $     (145)  $  (235,754) $           -   $        (38,584)  $       4,624
                              ==========   ==========   ===========  =============   ================   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               General DataComm Industries, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

(In thousands)
Year ended September 30,                                                            2003               2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                             $         4,624   $         (1,090)  $       (73,534)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
     Depreciation and amortization                                                        180                373            12,191
     Stock compensation expense                                                         1,955                 --                --
     Other financial expense                                                            2,202                 --                --
     Gain on debt restructuring                                                        (5,283)                --                --
     Gain on legal settlements                                                         (4,702)                --                --
     Impairment of divisions' assets                                                       --                 --            38,848
     Capitalized software writedown                                                        --                 --             6,397
     Gain on sales of divisions                                                            --                 --           (14,152)
     Impairment of real estate held for sale                                               --                 --             2,100
     Impairment of property and equipment                                                  --                950             1,562
     Gain on sale of real estate                                                         (329)              (919)               --
     Gain on early extinguishment of debt                                                  --             (1,967)               --
     Changes in:
         Accounts receivable                                                              114              6,663            15,323
         Inventories                                                                      888              1,617             1,016
         Accounts payable                                                                 516               (545)              583
         Accrued payroll and payroll-related costs                                        407               (558)           (2,832)
         Other net current assets                                                       1,966                237               943
         Other net long-term assets                                                       133                838             5,076
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                                        2,671              5,599            (6,479)
===================================================================================================================================

Cash flows from investing activities:
     Acquisition of property, plant and equipment, net                                     (8)                --              (604)
     Capitalized software development costs                                                --                 --            (5,163)
     Net proceeds from the sales and transfers of assets                                1,917              6,821            15,375
     Notes receivable collections                                                       2,253              6,479                --
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                               4,162             13,300             9,608
===================================================================================================================================

Cash flows from financing activities:
     Principal payments on revolving credit and term loan agreement                    (7,572)            (8,912)           (5,571)
     Principal payments on mortgages                                                      (58)            (7,518)             (447)
     Proceeds from issuing common stock                                                    --                 --                83
-----------------------------------------------------------------------------------------------------------------------------------

Net cash used by financing activities                                                  (7,630)           (16,430)           (5,935)
===================================================================================================================================

Net (decrease) increase in cash and cash equivalents                                     (797)             2,469            (2,806)

Cash and cash equivalents, beginning of year                                            3,235                766             3,572
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                        $         2,438   $          3,235   $           766
===================================================================================================================================

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
         Interest                                                             $         4,169   $          3,746   $         7,979
         Income taxes                                                         $            --   $             --   $            44
         Reorganization items                                                 $         1,519   $          2,555   $            --
===================================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   Notes to Consolidated Financial Statements

1. Business Conditions

On November 2, 2001 General DataComm Industries, Inc. and its domestic subsidiaries ("the Debtors") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company continued in possession of its properties and the management of its business as debtors in possession pursuant to sections 1107 and 1108 of the Bankruptcy Code.

Leading up to its Chapter 11 Bankruptcy filing on November 2, 2001, the Company had experienced financial losses and resulting covenant defaults on its secured loans. In addition, the Company had sold three divisions comprising a significant portion of its business, in an effort to improve its debt and liquidity position. However, because of a general economic downturn and a depressed demand for high-technology products and businesses, the Company was unable to realize a level of immediate proceeds in order to satisfy its secured lenders and provide adequate liquidity to fund continuing operations. Therefore, the Company sought protection from its creditors with its bankruptcy filing.

During the year ended September 30, 2002, and in the aftermath of the sales of its business units, the Company consolidated its remaining operations into its owned facility in Naugatuck, Connecticut and downsized its staff and operating assets to more properly reflect current operating requirements for its one remaining business unit.

On April 29, 2003, the Company and its secured lenders (the "Lenders") filed their Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as amended, the "Plan") and accompanying disclosure statement (the "Disclosure Statement"), both of which set forth the consensual Chapter 11 plan that was agreed upon by and between the Lenders, the Creditors Committee and the Debtors. On June 24, 2003, the Court authorized the Debtors to commence the solicitation process including mailing of the Disclosure Statement for the approval of the Plan. On August 5, 2003 (the "Confirmation Date"), the Court entered an order confirming the Plan. The Plan became effective on September 15, 2003 (the "Effective Date"). Under the plan of emergence, the Company plans to pay all creditors 100% of their allowed claims based upon a five year business plan. However, the Company cannot assure its investors that it will be able to obtain new customers or to generate the increase in revenues required to meet its business plan objectives.

The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of accrued professional fees (approximately $2 million at September 30, 2003) and monthly payments of principal and interest (currently such monthly principal and interest totals approximately $335,000) under its new loan agreement. Furthermore, the Company has significant future outstanding obligations as shown in the accompanying consolidated 2003 balance sheet. In order to meet these and other future payments the Company's financial projections anticipate that revenue growth combined with minimal inventory and capital asset investment will be required to sustain operations.

The Company's failure to make required payments under the new loan agreement would constitute an event of default. In addition, the Company is required to maintain a minimum level of "EBITDA" each quarter to avoid an event of default (see Note 6). The Company's quarterly operating results are subject to fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. Such factors include (but are not limited to): dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products. While the Company expects to meet the "EBITDA" covenant for the quarter ended December 31, 2003, future compliance will require improved quarterly operating results. There can be no assurance that the Company will be able to avoid an event of default on the new loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($17.3 million at September 30, 2003) and exercise their security interests, which likely would require the Company to again file for bankruptcy protection.

At September 30, 2003, the Company had a stockholders' deficit of approximately $38.6 million. In addition, the Company's principal source of liquidity included unrestricted cash and cash equivalents of approximately $2.1 million and it had a working capital deficit of approximately $1.6 million. Fiscal 2002's larger negative working capital of $49.6 million reflected the classification of all debt as current liabilities due to default conditions which had accelerated payment obligations. This changed when the secured lenders agreed to a new loan agreement as part of the Company's Plan of Reorganization from bankruptcy and when the unsecured obligations were converted into 10% Debentures.

Because operating results can fluctuate significantly due to decreases in customer demand or decreases in the acceptance of future products, the Company may be unable to generate positive cash flow from operations. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company.

As a result of the potential liquidity and cash flow risks described above, the Company's independent auditors for fiscal 2003 have expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's financial statements.

Management has responded to such risks as part of an ongoing strategy, by restructuring the sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, on December 30, 2003 the Company obtained $600,000 from loans from related parties to be used for working capital and general purposes (see Note 17). The Company also is actively marketing for sale its headquarters land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

While the Company is aggressively pursuing opportunities and corrective actions, there can be no assurance that the Company will be successful in its efforts to generate sufficient cash from operations or obtain additional funding sources. The Company's consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

2. Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company is a provider of networking and telecommunications products and services to domestic and international customers. The Company designs, assembles, markets, installs and maintains products and services that enable telecommunications common carriers, corporations and governments to build, upgrade and better manage their global telecommunications networks.

Prior to June 2001 the Company operated in three business segments: the Broadband Systems Division ("BSD"), which designed and sold packet voice/data gateway products including primarily ATM (asynchronous transfer mode) technology; the Network Access Division ("NAD"), which designed and sold carrier-class integrated access products, LAN extension devices, ethernet devices and frame relay based products; and VITAL Network Services, L.L.C. ("Vital"), which provided a full range of professional and traditional support services worldwide for the networking industry. In addition, the Multimedia Division ("MMD") was launched as part of BSD in fiscal 2000 to develop and market video network products. In fiscal year 2001, the Company sold MMD and all except the Mexico operations of Vital, and exchanged the ATM portion of BSD for a Note and a secured interest in ATM assets, leaving NAD and the remaining multiplexer portion of BSD, which were combined, as the remaining operating segment (see Notes 3, 4 and 13).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary companies. Intercompany accounts, transactions and profits have been appropriately eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market using a first-in, first-out method (see Note 7).

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated or amortized using the straight-line method over their estimated useful lives. The cost of internally constructed assets (test fixtures) includes the cost of materials, internal labor and overhead costs (see Notes 3 and 8).

Capitalized Software Development Costs

Software development costs were capitalized for those products that met the requirements of technological feasibility. Such costs were being amortized using the straight-line method, on a product-by-product basis, over the estimated economic life of the product. Unamortized costs were reviewed for recoverability and, if necessary, adjusted so as not to exceed estimated net realizable value. Due to impairment adjustments described in Note 3, and ultimately the sale of three of the Company's principal business units, there were no capitalized software amounts remaining at September 30, 2001 and thereafter.

Equity Basis Investments

In April 2002 the Company sold 75% of its 100% interest in its Mexico subsidiary for $800,000. The remaining 25% interest was accorded no value at the time of sale due to the decline of the underlying business and the then outstanding liabilities and obligations of the Mexico Company. The investment is accounted for under the equity basis of accounting. The Company is not obligated to fund future cash requirements of the investee.

Goodwill and Other Intangibles

The Company has no goodwill or unamortized portion of other intangible assets recorded at September 30, 2003 or 2002 due to impairment charges recorded in fiscal 2001 (see Note 3).

Revenue Recognition

Revenue from the sale of products is recognized at the date of shipment unless the terms and conditions of the sale dictate recognition at a later date. Agreements with certain customers provide for return rights. The Company is able to reasonably estimate these returns and such returns are accrued for at the time of shipment. Service revenue is either recognized when the service is performed or, in the case of maintenance contracts, on a straight-line basis over the term of the contract. Such service revenue amounted to $628,000 and $456,000 for fiscal 2003 and 2002, respectively, which represented 2.6% and 1.7% of total revenues in fiscal 2003 and 2002, respectively. All of the 2001 service revenue was related to Vital, of which all but the Mexico operations were sold in 2001 (see above "Description of Business" and Note 4).

Promotion and Advertising Costs

Promotion and advertising costs are charged to selling, general and administrative expense in the period in which they are incurred. Promotion and advertising costs amounted to $206,000, $397,000 and $1,726,000 in fiscal years 2003, 2002 and 2001, respectively.

Research and Product Development

Research and product development is expensed in the period incurred.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of accounting for deferred income taxes (see Note 10).

The provision for income taxes includes federal, foreign, state and local income taxes currently payable and deferred taxes resulting from temporary differences between the financial statement and tax basis of assets and liabilities. The Company has sold, de-activated or is in the process of liquidating its former, wholly owned foreign subsidiaries and does not anticipate any significant U.S. federal tax consequences related to these actions.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (see
Note 15).

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash instruments and accounts receivable. The Company places its cash investments with high-quality U.S. financial institutions.

Approximately $3,313,000, or 96%, of consolidated accounts receivable at September 30, 2003 ($2,806,000 or 82%, at September 30, 2002) were concentrated in telephone companies or distributors to such companies in North America. These receivables are not collateralized due to the Company's assessment of limited risk and favorable history of payments from such customers.

Foreign Currency

Assets and liabilities of the Company's foreign subsidiaries were translated using fiscal year-end exchange rates, and revenues and expenses were translated using average exchange rates prevailing during the year. The effects of translating such foreign subsidiaries' financial statements had historically been recorded as a separate component of stockholders' deficit and reported in other comprehensive income. Substantially all of the operations of such foreign subsidiaries were eliminated as part of the sales of divisions in fiscal 2001. Such translation amounts were recognized as a component of the gain or loss on the sales or in impairment charges. Therefore, no translation amounts remain as a separate component of stockholders' deficit at September 30, 2003 or 2002.

Post-Retirement and Post-Employment Benefits

The Company does not offer post-retirement and post-employment benefits to its current employees.

The Company does provide health and long-term care benefits to five former long-term executives of the Company who retired in November 2001. The Company recorded the liability for such benefits based on actuary-provided life expectancies, known fixed annual costs and estimated variable costs and adjusts the liability based on actual experience. The liability for such expenses was approximately $713,000 and $750,000 at September 30, 2003 and 2002, respectively. In addition there are approximately five additional retirees who participate in the Company's group health plan, but who are required to pay full premiums for the right to participate.

Accounting for Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to measure costs for its employee stock compensation plans by using the accounting methods prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which allows that no compensation cost be recognized provided the exercise price of options granted is equal to or greater than fair market value of the Company's stock at date of grant. In conjunction with the Company's Plan of Reorganization, on September 30, 2003, the Company issued a combination of stock grants and below-market stock options to employees and directors and recognized compensation expense in the amount of $1,923,000 (see Note 14).

Proforma results, representative of financial results which would have been reported by the Company if it had adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, are summarized below:

                                                                                            Year Ended September 30,
                                                                                 (Amounts in thousands, except per share data)

                                                                                    2003               2002              2001
                                                                              ---------------   ----------------   ---------------
Net income (loss), as reported                                                $         4,624   $         (1,090)  $       (73,534)
Add: stock-based employee compensation expenses included in reported net
 income (loss)                                                                          1,955                  -                 -
Deduct: Total stock-based employee compensation expense determined under
 fair value based method for all awards                                                (2,023)              (216)           (2,013)
===================================================================================================================================
Proforma net income (loss)                                                    $         4,556   $         (1,306)  $       (75,547)
===================================================================================================================================
Proforma earnings (loss) per share
 (basic and diluted)                                                          $          0.67   $          (0.95)  $        (23.28)
===================================================================================================================================

The Black-Scholes method was used to compute the proforma amounts presented above, utilizing the weighted average assumptions summarized below. No options were granted fiscal 2002. The weighted-average fair value of options granted was $3.52, and $0.80 for the fiscal years ended September 30, 2003 and 2001, respectively.

Fiscal Years Ended September 30,                          2003     2002     2001
                                                          ----     ----     ----
Risk-free interest rate                                   2.19      N/A     4.62
Volatility (%)                                            4.05      N/A     2.01
Expected life (in years)                                  3.00      N/A     2.56
Dividend yield rate                                        nil      N/A      nil

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting comprehensive income and its components in a company's financial statements. With the exception of foreign currency translation adjustments in fiscal 2001 (see above), the Company had no other items of comprehensive income as defined in SFAS 130.

Operating Segments

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS
131), which utilizes a "management" approach to segment reporting. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires enterprise-wide disclosures about products and services, geographic areas, and major customers (see Note 13).

Fair Values of Financial Instruments

Cash and cash equivalents -- The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates fair value due to their short-term nature.

Long-term debt -- The Company had $39.8 million of long-term debt at September 30, 2003 and $31.0 million total long-term debt plus additional liabilities subject to compromise of $29.6 million (including current portion) at September 30, 2002. The balance at September 30, 2003 approximates the fair value of the debt due to the arms-length negotiation that occurred to establish terms and conditions of the debt upon the Company's emergence from bankruptcy on September 15, 2003. It is not feasible to estimate the fair value of such debt for periods prior to the Company's emergence from Chapter 11 bankruptcy on September 15, 2003 due to the uncertainty of the Company's credit and future viability during the period in bankruptcy.

Interest Expense

Interest expense for the period that the Company was in bankruptcy (November 2, 2001 to September 15, 2003) is recorded under the provisions of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), whereby interest expense was reported to the extent that payments of debt service were made to the secured lenders during the bankruptcy proceeding. See Note 6, "Reorganization Plan and Emergence from Chapter 11" for discussion of the debt structure in the reorganization plan approved by the bankruptcy court. The contractual amount and the recorded amount of interest expense was $4,097,000 and $4,213,000, respectively, in fiscal 2003 and $5,097,000 and $3,399,000, respectively, in fiscal 2002.

Derivative Instruments and Hedging Activities

In the first quarter of fiscal year 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has no such derivative instruments or hedging activities. As a result adoption of SFAS 133 did not have any impact on the Company's reported financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from those estimates. For example, the markets for the Company's products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could impact the future value of the Company's inventory and certain other assets.

3. Impairment and Restructuring Charges

The following items are included in the loss from continuing operations for the periods presented:

                                                                        Year Ended September 30,
                                                                   ----------------------------------
                                                                             (in thousands)

                                                                         2002              2001
                                                                   ----------------   ---------------
Impairment of Broadband Systems Division assets                    $              -   $        37,302
Impairment of Mexico subsidiary assets                                            -             1,546
Impairment of capitalized software development costs                              -             6,397
Employee termination costs                                                        -             1,873
Impairment of real estate assets held for sale                                    -             2,100
Facility consolidation costs                                                 (1,396)            4,694
Impairment of property and equipment                                            950             1,562
                                                                   ----------------   ---------------
     Subtotal                                                                  (446)           55,474
     Less: Inventory portion reported in "Cost of Sales"                          -           (15,891)
                                                                   ----------------   ---------------
Portion reported in "Impairment and Restructuring Charges"         $           (446)  $        39,583
                                                                   ================   ===============

Impairment of Broadband Systems Division ("BSD") and Mexico subsidiary assets - In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company recorded non-cash charges of $37.3 million and $1.5 million in the fiscal year ended September 30, 2001 to write down the carrying value of assets associated with the Broadband Systems Division and the Mexico subsidiary, respectively, as the market for technology companies declined during fiscal 2001.

The net realizable value of the Company's BSD assets was determined based upon the Company's estimate of net proceeds to be realized in a transaction with Ahead Communications Systems, Inc. dated August 13, 2001 (see Note 4). The net realizable value of the Company's Mexico subsidiary was determined based upon the Company's net proceeds realized in a subsequent sale of a majority of the business in April 2002. The impairment loss for each material asset category is summarized as follows:

                                               Year Ended September 30, 2001
                                             ----------------------------------
                                                       (in thousands)

                                                                     Mexico
                                                    BSD            Subsidiary
                                             ----------------   ---------------
Goodwill                                     $          3,400   $             -
Capitalized software                                   13,730                 -
Property, plant and equipment                           4,109               196
Other assets                                              172             1,350
Inventory                                              15,891                 -
                                             ----------------   ---------------
                                             $         37,302   $         1,546
                                             ================   ===============

The inventory-related portion of the write-down was reported in cost of sales. Refer to Note 4, "Division Sales and Discontinued Operations" for discussion regarding the 2001 sale of the Company's MMD businesses and the exchange of ATM assets for a note and secured interest in ATM assets.

Impairment of capitalized software development costs - During fiscal 2001 the Company discontinued certain projects that had previously met the technological feasibility stage but not the marketability stage based on resource constraints (headcount reductions) and its financial inability to fund these costs. For those projects identified as discontinued, any costs capitalized were written off. In addition, certain capitalized costs were written down to net realizable value.

Employee termination costs - During fiscal 2001, the Company implemented workforce reductions of approximately 300 persons resulting in costs in the amount of $1.9 million to satisfy employment contracts and for extended health benefits offered to terminated employees. Approximately $400,000 remained unpaid at September 30, 2002 due to the bankruptcy proceeding, and that amount is reflected in "debentures" along with other unsecured creditor claims at September 30, 2003 and included in long term debt on the accompanying balance sheet.

Impairment of real estate assets held for sale - In fiscal 2001 the Company initiated plans to sell its Naugatuck, Connecticut, facility due to announced downsizing of operations and the sale of divisions. In conjunction therewith, the Company determined that the fair market value of the Naugatuck, Connecticut property was less than its carrying value based on appraisal information and accordingly recorded a $2.1 million write-down in the carrying value of this real estate. Although the Company has been actively trying to sell the building since 2001, due to its inability to do so, such building is not reflected as an asset held for sale in the accompanying balance sheets.

Facility Consolidation Costs - In fiscal 2001 the Company decided to consolidate its remaining business operations into one facility and at that time selected its leased facility in Middlebury, Connecticut for this purpose and as a result recorded a $4.7 million charge associated with this consolidation. In fiscal 2002, and in conjunction with the Company's decision to file for bankruptcy protection, the Company instead elected to move its operations into its owned facility in Naugatuck, Connecticut and abandon its leased facility in Middlebury, Connecticut. This change in restructuring plan had an impact of reducing the facility consolidation cost by $1.4 million in fiscal 2002.

Impairment of property and equipment - In the aftermath of the sales of substantial portions of the Company's businesses and in conjunction with its decision to consolidate its remaining business unit into one location, the Company evaluated the usefulness of its remaining property and equipment and wrote down the value of such assets to net realizable value in fiscal 2002 and 2001.

4. Division Sales and Discontinued Operations

Vital Network Services

In 2001, the Company disposed of the United States, Europe and Asia portions of its Vital Network Services business unit ("Vital"). The purchaser was given a sixty day option to purchase Vital's Mexico operations. Subsequently, Vital's Mexico operations were not purchased by the acquirer of the other Vital units.

Proceeds of the sale, before expenses, amounted to $13.0 million, comprised of $6.0 million in cash and $7.0 million in notes receivable which were subsequently collected. In addition the buyer assumed $9.1 million in liabilities, including trade accounts payable and deferred service contract obligations. After deducting net assets sold of $9.5 million and transaction expenses of $1.2 million, the Company realized a net gain on the sale of approximately $11.3 million.

A 75% controlling interest in the Company's Mexico subsidiary was sold to a Mexico Company in April 2002 for proceeds of $800,000, which represented the impaired carrying value of the net assets and accordingly no gain or loss was recognized (see Note 2).

Primarily due to the Company's continuing ownership interest in the Mexico subsidiary, the sale of Vital is not reflected as a discontinued operation in the accompanying financial statements.

DataComm Leasing Corporation

The DataComm Leasing Corporation ("DLC") segment was discontinued in fiscal 2001. The Company no longer offers customers the option to lease products through DLC.

DLC's net assets of $584,000 at September 30, 2002 (none at September 30, 2003) are principally accounts receivable.

Revenues and net loss from the discontinued operations of DLC in fiscal 2001 were $1,912,000 and $(592,000), respectively (no interest expense was allocated to such operating results). There was no DLC revenue or net income (loss) in the years ended September 30, 2003 and 2002.

Broadband Systems Division ("BSD")

Asynchronous Transfer Mode

In fiscal 2001 the Company transferred its Asynchronous Transfer Mode ("ATM") business to Ahead Communications Systems, Inc. (Ahead), in exchange for $3.0 million in cash and a $17.0 million note receivable. Shortly after the sale, Ahead filed for bankruptcy protection and the full collection of the $17.0 million note was determined to be doubtful. Through September 30, 2003, the amount of the $17.0 million note realized by the Company was $1.9 million. Accordingly, the impairment charge recorded by the Company in fiscal 2001 related to these assets (see Note 3), was based on aggregate proceeds of $4.9 million. Under the terms of the $17.0 million note receivable, the ATM business (and related assets, including inventory) were pledged as collateral. Accordingly, there is the possibility that the Company will realize future proceeds related to the transfer of assets to Ahead either through additional cash collections or through the Company's ability to realize future value for the underlying collateral . However, based on the risks associated with such future realization, such potential proceeds have not been recognized within the accompanying financial statements.

See Note 3, "Impairment and Restructuring Charges" for further details of the BSD impairment charges in fiscal 2001.

Multimedia

In 2001, the Company sold technology and other assets applicable to its Multimedia Division, which was previously reported as part of the Broadband Systems Division, for $8.5 million and reported a gain of $2.9 million. Net proceeds from the sale amounted to $6.4 million after related fees, expenses and adjustments for liabilities assumed by the buyer. As part of the transaction, the buyer purchased General DataComm, Ltd., the Company's Canadian subsidiary.

In addition to the sale price of $8.5 million, the Company was entitled to receive payments equal to 20% of multimedia-related revenues, as defined, during the two-year period ended June 30, 2003. Such amounts will be recorded as revenue if and when received. No such amounts have been received to date and the Company is currently in dispute with the buyer over amounts owed.

Multiplexer

The component of the BSD business segment that was not sold was the Multiplexer Technology Product division, which was retained by the Company and combined with NAD.

5.  Settlement of Claims and Litigation

On July 18, 2003, the Company and U.S. Assemblies Raleigh, Inc., U.S. Assemblies Georgia, Inc. and The Matco Electronics Group, Inc. (Matco) signed a stipulation resolving the Company's objection to the claims of Matco whereby Matco was allowed solely a General Unsecured Claim in the amount of $4 million and, in addition, the Company agreed to purchase inventory from Matco for $600,000. Litigation and claims between the two companies were withdrawn. As a result of the settlement, the Company recorded a gain of $4.7 million in the quarter ended September 30, 2003.

Earlier in fiscal 2003 (December 2002), the Company settled a legal claim in its favor and recorded $2.5 million in proceeds net of expenses. The claim had related to the Company's assertion of improper transfer and use of the Company's technology.

In fiscal 2001, a subsidiary of the Company settled a legal claim its favor and recorded $5.0 million in proceeds net of expenses. The claim also had related to the Company's assertion of improper transfer and use of the Company's technology.

The Company is involved in litigation in the ordinary course of business. There are no pending items in the Company's opinion the outcome of which will have a material adverse effect on the Company's financial condition or results of operations.

6.  Reorganization Plan and Emergence from Chapter 11

The Company's Reorganization Plan and emergence from Chapter 11 bankruptcy proceedings became effective on September 15, 2003.

Debentures

The Plan provides for creditors to receive payment of 100% of their claims over a five-year period. Payment of the unsecured creditors' claims (in the approximate amount of $22.5 million) are being made in the form of new Debentures. No principal will be payable on the new Debentures until the secured lender's claim is paid in full. Interest shall accrue on the new Debentures at an annual rate of 10%, but such rate shall be reduced (in increments to 7 1/4%) if the new Debentures are paid in full within four years or less. The outstanding balance of principal together with accrued interest becomes payable on December 31, 2008.

Shareholders

Common and preferred stockholders will retain their shares subject to a one-for-ten reverse stock split of outstanding shares effective as of the day following the Effective Date. All common stock information in the accompanying financial statements has been retroactively adjusted to reflect this reverse stock split.

New Loan Agreement

Under the terms of the New Loan Agreement dated as of August 20, 2002, with the secured lenders, that was agreed as part of the reorganization plan that became effective September 15, 2003, the Company entered into a term loan in the amount of $25 million due on December 31, 2007 (the "Term Obligation"). The Term Obligation accrues interest at the annual rate of 7.25% through December 31, 2003, and thereafter at the greater of (i) 7.25% and (ii) the prime rate plus 2.5%. The Term Obligation requires principal payments at the rate of $250,000 per month, subject to adjustment after January 1, 2005.

The Company also entered into a loan in the original principal amount of $5 million, subject to adjustment, due December 31, 2007 (the "PIK Obligation"). Interest accrues at the same rates as the Term Obligation. The outstanding principal and accrued interest thereon shall be forgiven in increments of $1.25 million if the Term Obligation was reduced by $5 million by June 30, 2003, by $10 million by December 31, 2003, by $15 million by June 30, 2004 and by $25 million (in full) by December 31, 2004. Since by September 30, 2003 the Term Obligation has been reduced by more than $10 million, the current balance owing on the PIK Obligation was reduced to $2.5 million, plus accrued interest, in the accompanying balance sheet at September 30, 2003.

An event of default will occur: (i) if the Company fails to pay when due and payable or when declared due and payable, any portion of the Term Obligation or PIK Obligation including principal and interest, or (ii) if the Company fails to maintain Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), measured on a fiscal quarter-end basis, of not less than (a) for the fiscal quarter ending December 31, 2003, $0.01 and (b) for each fiscal quarter ending thereafter, the greater of (i) $1,100,000 and (ii) $750,000 plus the aggregate amount of all interest on the Term Obligation accrued during such fiscal quarter. EBITDA shall be calculated on a cumulative basis by (i) adding the aggregate amount of EBITDA for each fiscal quarter subsequent to December 31, 2003 and (ii) subtracting from such sum the aggregate amount of EBITDA required to be maintained by the Borrowers for each fiscal quarter subsequent to December 31, 2003. Notwithstanding the foregoing, Borrowers shall not be required to maintain the applicable EBITDA for any particular fiscal quarter and thereafter if Borrowers' loan availability based on the traditional asset-based loan borrowing structure in the Pre-Petition Agreement (as in effect immediately prior to the Filing Date), as determined on the last day of any fiscal quarter, equals or exceeds the aggregate principal amount of the Term Obligation outstanding as of such date.

In addition, the Company's secured lenders have warrants (1) to purchase up to 51% of the Common Stock at $.01 per share in the event of default under the New Lender Loan and Security Agreement, and (2) to purchase 10% of the Common Stock if the debt owing to them is not paid in full by December 31, 2004. However, both such warrants and any Common Stock issued thereunder will be canceled if the secured lender's outstanding debt is fully paid by December 31, 2007.

Since the initial bankruptcy filing on November 2, 2001, the Company has recorded all adequate protection and debt service payments to secured lenders as interest expense in accordance with SOP 90-7 (see Note 2, "Description of Business and Summary of Significant Accounting Policies").

On September 15, 2003, the effective date of the New Loan Agreement, the excess of the $30 million aggregate of the Term Obligation and the PIK Obligation over the $27.9 million carrying value of the obligation to the secured lenders prior to the New Loan Agreement has been recorded as an additional financing expense of approximately 2.2 million in the accompanying 2003 statement of operations. In addition, a debt restructuring gain of approximately 5.3 million was recognized principally representing the reduction in the Term Obligation resulting from the application of approximately 3.0 million of monthly principal payments which had been accounted for as interest expense as referred to above together with the $2.5 million reduction in the PIK Obligation.

No amounts have been ascribed to the warrants issued to the secured lenders. Due to the nominal exercise price of the warrants, the underlying common shares are being accounted for as contingent interest. Accordingly, upon an event of default under the Term Obligation or the nonpayment of indebtedness in full by December 31, 2007, the then quoted market price of the commmon shares which become issuable will be charged to operations.

Priority Tax Claims

Prepetition tax claims are required to be paid in equal annual amounts together with interest of 4.25% over a six-year period, or earlier at the option of the Company (see Note 18).

7.  Inventories

Inventories consist of  (in thousands):

  September 30,                                         2003             2002
-----------------------------------------------------------------------------
  Raw materials                                $       1,674    $       2,430
  Work-in-process                                      1,501            1,579
  Finished goods                                       1,569            1,623
-----------------------------------------------------------------------------
                                               $       4,744    $       5,632
=============================================================================

Inventories are stated at the lower of cost or market using a first-in-first out method. Reserves in the amount of $4,177,000 and $6,199,000 were recorded at September 30, 2003 and 2002 for excess and obsolete inventories.

8.  Property, Plant and Equipment and Real Estate Sales

Property, plant and equipment consists of (in thousands):

                                                                               Estimated
  September 30,                                      2003           2002     Useful Life
------------------------------------------------------------------------------------------
  Land                                       $      1,000   $      1,000          --
  Buildings and improvements                        7,115         10,557    10 to 30 years
  Test equipment, fixtures and field spares         4,679          5,113     3 to 10 years
  Property and equipment                            5,341          5,842     3 to 10 years
------------------------------------------------------------------------------------------
                                                   18,135         22,512
------------------------------------------------------------------------------------------
  Less: accumulated depreciation                   13,826         16,331
------------------------------------------------------------------------------------------
                                             $      4,309   $      6,181
==========================================================================================

Depreciation expense amounted to $180,000, $373,000 and $4,194,000 in fiscal 2003, 2002 and 2001, respectively.

At September 30, 2001, land, buildings and improvements (three properties) with a net book value of approximately $12,333,000 were being held for sale. In July, 2002, the Middlebury, Connecticut (former corporate headquarters) property was sold for $7,175,000 and the Company reported a net gain on the sale of $919,000. The remaining net book value of real estate held for sale at September 30, 2002 was $6,181,000. In May 2003 the Company's United Kingdom land and building, which had been occupied by the Company's European businesses that were sold in fiscal 2001, was sold for net proceeds of $1,917,000. Such amount was used to pay down secured debt, and the Company recorded a gain of $329,000 net of taxes in the United Kingdom. The remaining property, which is the Company's headquarters and which has a net book value of $4,309,000 at September 30, 2003, continues to be actively marketed (see Note 3).

9.  Long-Term Debt

Long-term debt consists of (in thousands):
  September 30,                                   2003            2002
--------------------------------------------------------------------------
  Term Obligation                                $    14,775   $         -
  PIK Obligation                                       2,500             -
  Debentures (see Note 6)                             22,542             -
  Revolving credit and term loan agreement                 -        27,926
  7 3/4% convertible subordinated debentures               -         3,000
  Real estate mortgages                                    -            60
--------------------------------------------------------------------------
                                                      39,817        30,986
  Less current portion                                 3,000        30,986
--------------------------------------------------------------------------
                                               $      36,817   $         -
--------------------------------------------------------------------------

Due to previous payment and other loan defaults by the Company, at September 30, 2002, the maturity of all outstanding indebtedness was or could be accelerated and, therefore, the total amount was classified as a current liability and included in "liabilities subject to compromise" on the balance sheet.

Interest expense amounted to $4,213,000, $3,399,000 and $8,912,000 in fiscal 2003, 2002 and 2001, respectively.

Long-term debt matures in amounts totaling $3,000,000 per fiscal year through fiscal 2007 and $27,817,000 in fiscal 2008.

Term Obligation and PIK Obligation

Under the terms of a new loan agreement which became effective September 15, 2003, minimum payments under the Term Obligation are $250,000 per month, or $3,000,000 per year, and interest is payable monthly at the annual rate of 7.25% through December 31, 2003, and thereafter at the greater of (i) 7.25% and (ii) the prime rate plus 2.5%. In addition, proceeds from the potential sales of non-core assets and certain other proceeds must be used to reduce the term obligations. For further details of the new loan agreement and a description of the PIK obligation, see Note 6, "Reorganization Plan and Emergence from Chapter 11".

Revolving Credit and Term Loan Agreement

At September 30, 2001, the Company was in default of the provisions of the revolving credit and term loan agreement then in effect, including borrowings exceeding formula levels and financial covenant violations. Substantially all assets of the Company, including accounts receivable, inventories and property, plant and equipment, were pledged as collateral under this loan agreement. Thereafter (on November 2, 2001), the Company filed for Chapter 11 bankruptcy protection in Delaware.

7 3/4 %  Convertible Subordinated Debentures

A total of $3.0 million of convertible 7 3/4 % senior subordinated debentures were outstanding at September 30, 2002 when the debentures matured. Under the terms of the Reorganization Plan, these debentures and accrued interest were classified as unsecured claims along with other general unsecured creditors. See
Note 6, "Reorganization Plan and Emergence From Chapter 11" for further information regarding the new debentures issued to unsecured creditors.

Real Estate Mortgages and Gain on Early Extinquishment of Debt

Mortgages outstanding on the Company's properties in Middlebury, Connecticut and Naugatuck, Connecticut bore interest at 90-day LIBOR plus 2%, and required quarterly principal payments of $100,000 with the outstanding balance due at maturity in 2003. In addition a mortgage in the amount of $60,000 at September 30, 2002 was outstanding on property in the United Kingdom. In fiscal 2001, the Company defaulted on its payment obligations under all its mortgages.

During fiscal 2002, the domestic mortgage holders and the Company agreed to reduce the total mortgage indebtedness to $7,450,000 if such amount was paid by October 1, 2002. The Company thereafter sold its Middlebury, Connecticut property on July 31, 2002, and used the net proceeds of $6,821,000, plus an additional cash payment of $629,000, to fully retire its domestic mortgage indebtedness. As a result, the Company recorded a gain of $1,967,000 on the early extinguishment of debt.

The Company continues to market its Naugatuck, Connecticut property, which is now free of the above-described mortgage obligations, but secures the indebtedness under the new loan agreement and Debentures issued to unsecured creditors. Any proceeds of such sale is required to first be used to reduce the debt owed to secured lenders.

The mortgage on the United Kingdom property was satisfied upon the sale of the property in April 2003. See Note 8, "Property, Plant and Equipment and Real Estate Sales" for discussion of the Middlebury, Connecticut and United Kingdom property sales.

10. Income Taxes

Income (loss) from continuing operations before income taxes consists of domestic and foreign income (loss), as follows (in thousands):

  Year ended September 30,                           2003          2002          2001
----------------------------------------------------------------------------------------
  United States                                    $   4,634    $   (1,080)   $  (57,826)
  Foreign                                                  -             -       (15,016)
----------------------------------------------------------------------------------------
                                                   $   4,634    $   (1,080)   $  (72,842))

The provision for income taxes consists of minimum state income taxes in the following amounts (in thousands):

  Year ended September 30,                           2003          2002          2001
----------------------------------------------------------------------------------------
  Current:
    State                                          $      10    $       10    $      100
----------------------------------------------------------------------------------------

The following reconciles the U.S. statutory income tax rate to the Company's effective rate:

  Year ended September 30,                             2003          2002          2001
----------------------------------------------------------------------------------------
  Federal statutory rate                               (34.0)%       (34.0)%       (34.0)%
  Gain on debt restructuring not subject to tax        (90.0)            -             -
  No benefit recognized for net operating loss           6.0          34.0          34.0
  State income tax effects                               0.2          (0.9)         (0.1)%
----------------------------------------------------------------------------------------
                                                         0.2%         (0.9)%        (0.1)%
========================================================================================

For regular income tax reporting purposes at September 30, 2003, domestic tax credit and net operating loss carryforwards amounted to approximately $12.2 million and $210.5 million, respectively. Domestic federal loss carryforwards expire between fiscal 2004 and 2022; domestic state loss carryforwards of approximately $73.3 million expire between fiscal 2004 and 2018. Tax credit carryforwards expire between fiscal 2004 and 2015.

The tax effects of the significant temporary differences comprising the deferred tax assets and liabilities at September 30, 2003 and 2002 are as follows (in thousands):
                                                       2003          2002
                                                    ----------    -----------
Deferred Tax Assets
  Note receivable reserve                           $    6,053    $     6,053
  Bad debt reserve                                       1,024            328
  Inventory reserve                                     10,872         13,179
  Impairment reserve on real estate                        931            931
  Other accruals                                         1,500          1,204
  Loss carryforwards                                    77,362         84,610
  Tax credits                                           12,203         14,500
-----------------------------------------------------------------------------
                                                       109,945        120,805
Valuation allowance                                    109,745        120,533
-----------------------------------------------------------------------------
Net deferred tax assets                             $      200    $       272
-----------------------------------------------------------------------------
Deferred Tax Liabilities
  Depreciation                                      $      200    $       272
-----------------------------------------------------------------------------
Gross deferred tax liability                        $      200    $       272
=============================================================================

The deferred tax asset related to inventory reserves includes inventory written off for book purposes which is not yet deductible for tax reporting purposes.

Statement of Financial Accounting Standard No. 109, "Accounting For Income Taxes," requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to the future realization of deferred tax assets and, as a result, carries a valuation allowance for such items. The valuation allowances, disclosed in the deferred tax summary above, decreased by $10,788,000 and increased by $639,000 in fiscal 2003 and fiscal 2002, respectively.

11. Operating Leases

The Company had a non-cancelable operating lease through September 30, 2003 for a facility in Middlebury, Connecticut which the Company abandoned in fiscal 2002 as allowed by the bankruptcy court. As a result, the Company recorded a restructuring charge in 2002 to reflect the cost of the lease termination. The obligation to the lessor is included in Debentures along with other unsecured creditor obligations. See Note 6,"Reorganization Plan and Emergence from Chapter 11" and Note 3, "Impairment and Restructuring Charges" for further discussion.

At September 30, 2003, the Company had one non-cancelable lease for a sales office with annual rent of $9,431 due through its expiration of January 31, 2005. Aggregate remaining rentals under this lease at September 30, 2003 amount to approximately $12,600.

Net rental expense for fiscal 2003, 2002 and 2001, respectively which includes divisions sold in fiscal 2001 and excludes the restructuring charge noted above, was approximately $47,200, $55,550 and $2,571,000, respectively.

12. Stockholders' Deficit and Redeemable 5% Preferred Stock

In conjunction with the Company's Reorganization Plan, the common and Class B stock was subject to a one-for-ten share reverse split on September 16, 2003. All share amounts shown in these financial statements and notes have been adjusted retroactively to reflect this change.

Common Stock

In addition to regular common stock, the Company's capital structure includes Class B stock which, under certain circumstances, has greater voting power in the election of directors. However, common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock. The Company has never declared or paid cash dividends on its common stock, and terms of the Company's credit facility prohibit the Company from paying cash dividends, including dividends on the Company's 9% Preferred Stock (referenced below). So long as there are arrearages in payment of dividends of the Company's 9% Preferred Stock the Company is prohibited from paying such cash dividends on its common stock and Class B stock. Class B stock has limited transferability and is convertible into common stock at any time on a share-for-share basis. At September 30, 2003, and 2002, Class B stock outstanding amounted to 664,978 and 205,710 shares, respectively.

Non Redeemable 9% Preferred Stock

At September 30, 2003 and 2002, there were 787,900 shares of the Company's 9% Cumulative Convertible Exchangeable Preferred Stock ("9% Preferred Stock") outstanding. The 9% Preferred Stock accrues dividends at a rate of 9% per annum, cumulative from the date of issuance and payable quarterly in arrears. Dividends have been paid through June 30, 2000; dividends in arrears, which are not accrued for financial reporting purposes since they have not been declared by the Company, amounted to $5,761,519 at September 30, 2003 and are included in the liquidation value disclosed in the accompanying 2003 balance sheet. Such arrearages entitle the holders of the 9% Preferred Stock to elect two directors until all arrearages are paid, but no such designation has been made or requested. The 9% Preferred Stock can be converted into common stock at $136.50 per share, or the equivalent of .18315 shares of common stock for each share of 9% Preferred Stock. The Company has the option to exchange the 9% Preferred Stock for 9% Convertible Subordinated Debentures due 2006, if there are no arrearages in dividends.

Redeemable 5% Preferred Stock

At September 30, 2003 and 2002, there were 73,000 shares and 113,000 shares, respectively, of the Company's Common Stock reserved for conversion of its 5% Cumulative Convertible Preferred Stock ("5% Preferred Stock") outstanding. Dividends at the rate of 5% per annum are payable quarterly in common stock or cash. However, terms of the Company's credit facility prohibit payment of cash dividends on the 5% Preferred Stock and, therefore, no dividends have been paid. Dividends in arrears, which are not accrued for financial reporting purposes since they have not been declared by the Company, amounted to $289,000 at September 30, 2003 and are included in the liquidation values disclosed in the accompanying 2003 balance sheet.

In accordance with the terms of the 5% Preferred Stock, the conversion price, originally $5.00 per common share, was adjusted downward at predetermined reset dates commencing on January 31, 2001, and each three months thereafter when the average closing price of the Company's common stock during the ten trading days preceding such predetermined dates fell below the conversion price then in effect. However, the number of common shares to be issued on conversion was limited since in no event could the conversion price drop below a point where the 5% Preferred Stock would be convertible into more than 19.999% of common stock shares outstanding, excluding Class B stock and treasury shares.

Through September 30, 2003, a total of 441,572 shares (adjusted for the one-for-ten reverse split) of common stock have been issued on conversion of 127,000 shares of the 5% Preferred Stock. See Note 16 "Subsequent Events" for discussion of the final conversion of the remaining 5% Preferred Stock into common stock.

13. Segment and Geographical Information

For the years ended September 30, 2003 and 2002, the Company operated in one reportable segment previously referred to as the Network Access Division (NAD).

For the year ended Septemer 30, 2001 the Company's reportable segments were Broadband Systems Division ("BSD"), Vital Network Services Division ("Vital") and NAD. Refer to Notes 2, 3 and 4.

The table below presents financial performance information by reportable segment, (in thousands):

                                           Year Ended September 30, 2001
                                           -----------------------------
         Revenue
            NAD                                    $  36,380
            BSD                                       23,494
            Vital                                     33,438
                                                   ---------
                 Total                             $  93,312
                                                   =========

         Operating Income (Loss):
            NAD                                    $  (2,345)
            BSD                                      (22,524)
            Vital                                     (2,264)
                                                   ---------
                Total                              $ (27,133)
                                                   =========

The reconciliation of operating loss to loss from continuing operations before income taxes for fiscal 2001 is as follows:

Operating Loss per above                                           $ (27,133)
Impairment and Restructuring Charges, including inventory
 impairment included in Cost of Sales                                (55,474)
Interest Expense                                                      (8,912)
Gain on Sale of Vital Division                                        11,289
Gain on Sale of Multimedia Division                                    2,863
Legal Settlements                                                      5,000
Other, Net                                                              (475)
                                                                   ---------
Loss from Continuing Operations before Income Taxes                $ (72,842)
                                                                   =========

See Note 3, "Impairment and Restructuring Charges", Note 4, "Division Sales and Discontinued Operations", and Note 5, "Settlement of Claims and Litigation", for discussion of the reconciling items noted above.

Consolidated revenue and long-lived asset information by geographic area is as follows:

                                             Revenue                        Long-Lived Assets
                                 ----------------------------------      -----------------------------
Year ended September 30,            2003         2002        2001         2003      2002       2001
------------------------------------------------------------------------------------------------------
United States                    $  16,456    $ 20,608     $ 49,001      $ 4,313   $ 4,558    $ 12,394

Foreign                          $   7,449    $  7,073     $ 44,311      $   -0-   $ 1,702    $  2,083

Foreign revenue is based on the country in which the revenue originated (ie. where the customer placing the order is domiciled).

In fiscal years 2001 and 2002, the Company owned a building in the UK. This long-lived asset was respectively 12% and 27% of the Company's total long-lived assets. In fiscal 2003 no individual foreign location accounted for more than 10% of the Company's long-lived assets.

The following table summarizes the percentage of total sales for customers accounting for more than 10% of the Company's sales. In 2001, no customer accounted for more than 10% of the Company's sales.

                                                  For Year Ended September 30,

                                                       2003         2002
                                                       ----         ----

Bell Canada (Canada)                                     19%          13%
Sunbelt Telecommunications Inc. (United States)          12%          24%
Verizon (United States)                                  18%          17%

14. Employee Incentive Plans

Stock Awards, Grants and Options

Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to or less than the market price on the date of grant. While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 25% per year over a four-year period and expire within five years (ten years for options granted prior to fiscal 2002). Under the terms of these stock option plans, the Company has reserved a total of 338,707 shares of common stock at September 30, 2003.

All share amounts and exercise prices have been adjusted to reflect the one-for-ten share reverse split which became effective September 16, 2003. The following summarizes activity under these stock option plans for the three fiscal years ended September 30, 2003:

                                                                                      Weighted Average
                                                                       Shares          Exercise Price
------------------------------------------------------------------------------------------------------
Options outstanding, September 30, 2000 (190,373 exercisable)            443,510         $    49.53
Options granted                                                           61,287               8.87
Options exercised                                                           (100)             24.38
Options canceled or expired                                             (174,089)             45.13
------------------------------------------------------------------------------------------------------
Options outstanding, September 30, 2001 (235,491 exercisable)            330,608         $    44.32
Options granted                                                                0               0.00
Options exercised                                                              0               0.00
Options canceled or expired                                             (194,393)             38.49
------------------------------------------------------------------------------------------------------
Options outstanding, September 30, 2002 (114,239 exercisable)            136,215         $    52.63
Options granted                                                          232,061               0.64
Options exercised                                                              0               0.00
Options cancelled or expired                                             (84,966)             62.92
------------------------------------------------------------------------------------------------------
Options outstanding, September 30, 2003 (234,792 exercisable)            283,310         $     6.96
======================================================================================================

The following summarizes additional information regarding options outstanding and options exercisable as of September 30, 2003:

                            Options Outstanding                               Options Exercisable
---------------------------------------------------------------------   -----------------------------
                                              Weighted    Contractual                     Weighted
      Range of              Number of          Average       Life       Number of         Average
  Exercise Prices             Shares       Exercise Price   (Years)      Shares        Exercise Price
---------------------------------------------------------------------   -----------------------------
$   0.01    -   $   0.01     195,400          $   0.01        2.50           193,900     $   0.01
    3.50    -       3.55       4,000              3.53        7.62             2,000         3.53
    4.00    -       4.00      46,661              4.00        9.48             5,000         4.00
    4.35    -      24.38       9,271             18.33        6.31             7,920        20.60
   26.88    -      37.50      10,601             30.97        5.20            10,100        31.18
   40.00    -      65.00       9,072             50.58        6.44             7,617        50.22
   66.25    -      82.50       4,150             72.52        3.73             4,150        72.52
   96.25    -      96.25         300             96.25        3.08               300        96.25
  100.94    -     100.94         200            100.94        6.45               150       100.94
  123.13    -     123.13       3,295            123.13        2.03             3,295       123.13
  155.00    -     155.00         360            155.00        0.82               360       155.00
=====================================================================================================
$   0.01        $ 155.00     283,310          $   6.96        4.09           234,792     $   7.22
=====================================================================================================

The weighted average option price of exercisable options was $7.22, $59.20 and $55.25 at September 30, 2003, 2002 and 2001, respectively.

On September 30, 2003, the Stock Option Committee of the Board of Directors authorized certain awards, grants and options pursuant to the 2003 Stock and Bonus Plan ("Plan") that was adopted as part of the Plan of Reorganization that became effective September 15, 2003.

Pursuant to the Plan, the Committee awarded Howard S. Modlin, Chief Executive Officer, 459,268 shares of the Corporation's Class B Stock and Lee M. Paschall and John L. Segall, Directors, 25,000 shares each of the Corporation's Common Stock. The shares issued under such grants are not registered under the Securities Act of 1933 and must be held for investment unless so registered or an exemption from registration exists. These awards increased the Company's total Common Stock and Class B Stock outstanding at September 30, 2003 to 3,941,753 shares.

The Committee also awarded an aggregate of 195,400 stock options to purchase the Corporation's Common Stock at $.01 per share to all current employees (a total of 112 employees), including 25,000 each to William G. Henry, Vice President Finance and Administration and Chief Financial Officer, George Gray, Vice President Engineering and Manufacturing and George Best, Vice President Sales and Marketing, which grants may be exercised at any time on or before March 31, 2006 except such grants for 1,500 shares may not be exercised until September 30, 2004. The shares issuable pursuant to the options and grants are not registered under the Securities Act of 1933 and must be held for investment until so registered or an exemption from registration exists.

The Company accounts for stock compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As a result of the stock awards and grants described above, the Company recorded compensation expense in the quarter ended September 30, 2003 in the amount of $1,923,000 which is included in selling, general and administrative expense.

Employee Stock Purchase Plan

The Company's stock purchase plan was discontinued in March 2001. Previously the plan provided that at the end of each six-month payment period, common stock was purchased at 85 percent of the market value of the stock on the first or last day of the payment periods, whichever was lower. However, the purchase of common stock under this plan was prohibited if 85 percent of the market value of the common stock is less than the book value per share.

Employee Retirement Savings and Deferred Profit Sharing Plan

Under the retirement savings provisions of the Company's retirement plan established under Section 401(k) of the Internal Revenue Code, employees are generally eligible to contribute to the plan after three months of continuous service in amounts determined by the plan. In 2001 the Company discontinued its previous policy of making matching contributions. Employees become fully vested in the Company's contributions after three years of continuous service, death, disability, or upon reaching age 65. No amounts were charged to expense for the fiscal years ended September 30, 2003, 2002 and 2001.

The deferred profit sharing portion of the plan provides that the Company may make contributions to the plan based upon a formula measuring profitability in relation to revenues. Additional amounts may be contributed at the discretion of the Company. There were no such contributions for fiscal 2003, 2002 or 2001.

15. Earnings (Loss) Per Share

Basic and diluted earnings (loss) applicable to common stock is computed as follows (in thousands except share data);

    Fiscal Year Ended                                                       2003           2002          2001
    -------------------------------------------------------------------------------------------------------------
    Numerator:
        Net income (loss)                                                $     4,624   $    (1,090)   $   (73,534)
        Dividends applicable to preferred stock                               (1,910)       (1,914)        (1,990)
    -------------------------------------------------------------------------------------------------------------
        Earnings (loss) applicable to common and Class B stock           $     2,714   $    (3,004)   $   (75,524)
    =============================================================================================================
    Denominator:
        Weighted average common and Class B shares outstanding             3,401,295     3,380,474      3,157,864
    =============================================================================================================
    Basic and diluted earnings (loss) per common and Class B share       $      0.80   $     (0.89)   $    (23.92)
    =============================================================================================================

Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued. Outstanding securities, not included in the computation of earnings (loss) per share because of their antidilutive impact on reported earnings (loss) per share, which could potentially dilute basic earnings per share in the future, include contingent shares underlying warrants granted to secured lenders, convertible preferred stock and employee stock options and warrants. For additional disclosure information, including conversion terms, refer to Notes 6, 12 and 14. Employee stock options and other common stock equivalents were anti-dilutive in fiscal 2003, 2002 and 2001.

16. Subsequent Events

On November 5, 2003, the holder of the remaining 73,000 shares of 5% Preferred Stock (see Note 12), surrendered such shares for conversion into 27,097 post-split shares of the Corporation's Common Stock, which surrender and conversion had the effect of reducing the stockholders' deficit by $1,825,000.

On December 30, 2003, pursuant to authorization by the Board of Directors and amendment of the New Loan Agreement, the Corporation borrowed $300,000 from each of Howard S. Modlin, Chairman of the Board and John L. Segall, a Director, for working capital purposes. The loans are for two years payable on December 29, 2005 and bear interest at the rate of 10% per annum payable monthly commencing May 1, 2004. The notes are convertible into Common Stock at a conversion price of $2.12 per share and are secured by all the assets of the Corporation behind the first lien of the Corporation's senior lenders. Any shares issued on conversion will not be registered and must be held for investment without a view to distribution.

17. Related Party Transactions

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman, Celler Spett & Modlin, P.C. ("WCSM") to whom the Company was indebted for legal services in excess of $2,179,000 for work performed prior to November 2001 and in settlement for which the Company issued subordinated debentures.WCSM has filed a claim for $294,000 for work performed between November 2001 and September 15, 2003 which was approved and authorized by the bankruptcy court subsequent to September 30, 2003. Furthermore, the Company was indebted to Mr. Modlin for fees for company director meetings he attended prior to November 2001 for which he received subordinated debentures in the total amount of $16,400. WCSM was paid $690,000 by the Company in fiscal 2001 (none in fiscal 2002 and 2003) for services rendered.

On September 30, 2003 the Stock Option Committee of the Board of Directors awarded Mr. Modlin 459,268 shares of the Corporation's Class B stock and Lee M. Paschall and John L. Segall, Directors, 25,000 shares each of the Corporation's Common Stock, all subject to registration restrictions. Refer to Note 14, "Employee Incentive Plans" for further discussion. Messrs. Segall and Paschall respectively received subordinated debentures in the total amount of $19,900 and $17,900 in payment for directors fees for Company director meetings they attended prior to November 2001. In addition, Messrs, Mr. William G. Henry, Vice President, Finance and Administration, and Mr. George M. Gray, Vice President, Manufacturing and Engineering have filed claims in Chapter 11 bankruptcy proceedings for past services and bonuses in the amounts of $561,385 and $50,000, respectively. These claims are still pending in the bankruptcy proceedings and the amount of these claims are included in debentures in long-term debt, along with other unsecured creditors at the time of the bankruptcy filing, in the accompanying balance sheet. If these claims are not allowed in the bankruptcy proceedings, at such time adjustments will be made in the amount of debentures in long-term debt.

See Note 16 regarding loans made to the Company by Messrs. Howard Modlin and John L. Segall.

18. Other Current and Other Long-Term Liabilities

Other current liabilities are comprised of the following (in thousands):

September 30,                              2003            2002
-----------------------------------------------------------------
Reserve for foreign tax obligations     $    2,421     $    2,412
Accrued professional fees                    2,118          1,576
Accrued post retirement benefits               713            750
Accrued property taxes                         580          1,030
Other                                        1,712          9,181
                                        ----------     ----------
                                        $    7,544     $   14,949
                                        ----------     ----------

Amounts for fiscal 2002 include both "other current liabilities" and "other current liabilities subject to compromise" as reflected on the Company's balance sheet.

Other long-term liabilities in fiscal 2003 in the amount of $2,654,000 (none in fiscal 2002) consist of priority tax claims to be paid over six years in accordance with the Company's Reorganization Plan and emergence from bankruptcy (see Note 6).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 1, 2003, the Company was advised by its independent accountants, PricewaterhouseCoopers LLP ("PwC") that such accountants had declined to stand for re-election as independent accountants for the Company with respect to the audit of the Company's financial statements as of and for the year ended September 30, 2003 and the Company received a letter from them that the client-auditor relationship between the Company and such independent accountants would cease upon the issuance of the report of PwC related to the audits of the Company's financial statements as of September 30, 2002 and 2001 and for the years then ended.

The Company was a debtor and debtor in possession under Chapter 11 of the Federal Bankruptcy Code between November 2, 2001 and September 15, 2003 and had not filed its Form 10-K reports or audited financial statements for the years ended September 30, 2001 or 2002. While the Company had filed monthly operating reports with the Bankruptcy Court during the bankruptcy period and included financial results contained therein and additional consolidated results in Form 8-K filings, PwC performed no procedures whatsoever regarding such financial information.

In this Form 10-K filing for the year ended September 30, 2003 the report of PwC covering the financial statements as of and for the years ended September 30, 2002 and 2001 contains no adverse opinion or disclaimer of opinion and is not qualified or modified as to uncertainty, audit scope, or accounting principle. There were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would cause them to make reference thereto in their report on the Company's financial statements as of and for the years ended September 30, 2002 and 2001. For the subsequent period through October 1, 2003, there had been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

There were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) for the years ended September 30, 2002 and 2001, and for the subsequent period through October 1, 2003.

Reference is made to Form 8-K dated this date with respect to material weaknesses which previously existed, as identified by the Company's former independent accountants (PwC) during the course of the audits for the fiscal years ended September 30, 2002 and 2001.

On November 4, 2003, the Audit Committee of the Board of Directors of the Company retained Eisner LLP as the Company's independent accountants for the fiscal year ended September 30, 2003 to replace PwC.

During the Company's two most recent fiscal years and subsequent interim period through November 3, 2003, the Company did not consult Eisner LLP, the newly engaged auditors, on any matters regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements by Eisner LLP that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman, President and Chief Executive Officer, and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chairman, President and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors will be filed by amendment within 120 days after the end of the Company's fiscal year ended September 30, 2003.

Name                 Position                                              Age
----                 --------                                              ---
Howard S. Modlin     Chairman of the Board of Directors,                    72
                     Chief Executive Officer, President and Secretary

William G. Henry     Vice President, Finance and Administration and         54
                     Chief Financial Officer

George M. Gray       Vice President, Engineering and Manufacturing          53

George Best          Vice President, Sales and Marketing                    61

----------

     Mr. Howard S. Modlin, Chairman of the Board and Chief Executive Officer was elected to such position in November 2001 following the death of Charles P. Johnson, the Company's founder. Mr. Modlin was also elected President in April 2003. Mr. Modlin is an attorney and President of the firm of Weisman Celler Spett & Modlin P.C., and has been Secretary, a Director and counsel to the Company since its formation.

     Mr. William G. Henry, Vice President, Finance and Administration and Chief Financial Officer, joined the Company as Corporate Controller in January 1984, was appointed an officer of the Company in June 1989, was elected Vice President in February 1996, was promoted to Vice President, Finance and Chief Financial Officer in February 1999 and to his present positions in April, 2003.

     Mr. George M. Gray, Vice President, Engineering and Manufacturing, has held positions of major responsibility within the Company since September 18, 2000 and has served in executive capacities since September 15, 2003, the effective date of its Plan of Reorganization.

     Mr. George Best, Vice President, Sales and Marketing, has held positions of major responsibility within the Company since April 22, 2001 and has served in executive capacities since September 15, 2003, the effective date of its Plan of Reorganization.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Corporation's executive officers and directors are required under
Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Corporation.

     Based solely on a review of the copies of reports furnished to the Corporation and discussions with the Corporation's executive officers and directors, the Corporation believes that during the proceeding year all filing requirements applicable to executive officers and directors were met.

AUDIT COMMITTEE FINANCIAL EXPERT

     Our board of directors has determined that Lee Paschall, chairman of the Company's audit committee, is an "audit committee financial expert." Mr. Paschall is an independent director, as that term is used in Item 7 (d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

CODE OF CONDUCT AND ETHICS

     We have adopted a Code of Conduct and Ethics ("Code") that applies to all of the Company's employees. The Code is located on the Company's website (www.gdc.com). Any amendments or waivers to the Code will be promptly disclosed on our website as required by applicable laws, rules and regulations of the Securities and the Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 will be filed by amendment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 will be filed by amendment.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be filed by amendment.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements - The financial statements (including the Notes thereto) listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (set forth in Item 8 of Part II of this Form 10-K) are filed within this Annual Report on Form 10-K.

      (2) Financial Statement Schedule - The Financial Statement Schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (set forth in Item 8 of Part II of this Form 10-K) is filed as part of this Annual Report on Form 10-K.

      (3) Exhibits - The exhibits listed under Item 15(c) hereof are filed as part of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K.

      The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

(i) A report dated July 23, 2003 containing unaudited consolidated financial results for the months of February, March, April and May, 2003 derived from the Company's monthly operating reports filed with the United States Bankruptcy Court in Delaware and United States Trustee.

(ii) A report dated August 8, 2003 reporting the confirmation on August 5, 2003 of the Company's Plan of Reorganization by the United States Bankruptcy Court.

(iii) A report dated September 10, 2003 containing unaudited consolidated financial reports for July 2003 derived from the Company's filings with the United States Bankruptcy Court and United States Trustee.

(iv) A report dated September 17, 2003 reporting the Company's Plan of Reorganization became effective September 15, 2003 and containing certain exhibits including the Company's new loan agreement with secured lenders.

(v) A report on Form 8-K/A dated September 18, 2003 amending the September 17, 2003 report on Form 8-K to add additional exhibits.

(c)       Exhibits

Exhibit No.                       Description
-----------                       -----------

   3.1        Restated Certificate of Incorporation of the Corporation /1/
   3.2        Amended By-Laws of the Corporation /2/
   4.1 Certificate of the Powers, Designation, Preferences, Rights and Limitations of 9% Cumulative Convertible Exchangeable Preferred Stock /3/
   4.2 Indenture dated May 1, 1997 covering presently unissued 9% Convertible Subordinated Debentures due 2006 /4/
   4.3 Supplemental indenture, dated September 26, 1997, which amends the May 1, 1997 Indenture covering presently unissued 9% Convertible Subordinated Debentures due 2006 /5/
   4.4 Indenture dated September 15, 2003 covering issued 10% Adjustable Senior Subordinated Debentures due 2007 /6/
   4.5        Form of Warrant issued with 5% Cumulative Convertible Preferred
              Stock /7/
   4.6        Common Stock Purchase Warrant W-1 issued to Secured Lenders /8/
   4.7        Common Stock Purchase Warrant W-2 issued to Secured Lenders /9/
  10.1        2003 Stock and Bonus Plan /10/
  10.2        Form of Stock Option Under 2003 Stock and Bonus Plan
  10.3        Form of Conditional Grant Under 2003 Stock and Bonus Plan
  10.4        1984 Incentive Stock Option Plan, and related amendments /11/
  10.5        1985 Stock Option Plan /12/
  10.6        1991 Stock Option Plan /13/
  10.7        1998 Stock Option Plan /14/
  10.8        Non-Statutory Stock Option Agreement Form - employee /14/
  10.9        Non-Statutory Stock Option Agreement Form - non-employee /14/
  10.10 Retirement Savings and Deferred Profit Sharing Plan, and related amendments /15/
  10.11 Loan and Security Agreement dated as of August 20, 2002 between General DataComm Industries, Inc., et al., and Ableco Finance,
              LLC /16/
  10.12       Registration Rights Agreement for 5% Preferred Stock /17/
  10.13       Subordinated Security Agreement dated September 15, 2003 /18/
  14.1        Code of Conduct and Ethics
  21.         Subsidiaries of the Registrant
  31.1        Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
  31.2        Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
  32.1        Section  1350 Certification by Chief Executive Officer.
  32.2        Section 1350 Certification by Chief Financial Officer.

Exhibit footnotes

/1/ Incorporated by reference to Exhibit 3.1 to Form 8-K/A dated September 18, 2003.
/2/ Incorporated by reference to Exhibit 3.2 to Form 8-K/A dated September 18, 2003.
/3/   Incorporated by reference to Exhibit 4 to Form dated October 8, 1996.
/4/ Incorporated by reference to Exhibit 4.1 to Form 10-Q for quarter ended September 30, 1997.
/5/ Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended September 30, 1997.
/6/   Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 17,
      2003.
/7/   Incorporated by reference to Exhibit 4.2 to Form 8-K dated July 31, 2000.
/8/   Incorporated by reference to Exhibit 4.2 to Form 8-K dated September 17,
      2003.
/9/   Incorporated by reference to Exhibit 4.3 to Form 8-K dated September 17,
      2003.
/10/ Incorporated by reference to Exhibit 10.2 to Form 8-K/A dated September 18, 2003.
/11/ Incorporated by reference from Exhibit 1(a), Form S-8, Registration Statement No.2-92929. Amendments thereto are incorporated by reference and filed as Exhibit 10.2 to Form 10-Q for quarter ended June 30, 1991,
      Exhibit 10.19 to Form 10-K for year ended September 30, 1987 and Exhibit
      10.2 to Form 10-Q for quarter ended December 31, 1987.
/12/ Incorporated by reference from Exhibit 10a, Form S-8, Registration Statement No. 33-21027. Amendments thereto are incorporated by reference from Part II of prospectus dated August 21, 1990, contained in Form S-8, Registration Statement No. 33-36351 and as Exhibit 10.3.2 to Form 10-Q for quarter ended June 30, 1991.
/13/ Incorporated by reference from Form S-8, Registration Statement No. 333-35299.
/14/  Incorporated by reference from Form S-8, Registration Statement No.
      333-52302
/15/ Incorporated by reference from Form S-8, Registration Statement No. 33-37266. Amendments thereto are incorporated by reference to Exhibit
      10.16 to Form 10-Q for the quarter ended December 31, 1996.
/16/ Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 17, 2003.
/17/  Incorporated by reference from Exhibit 10.2 to Form 8-K dated July 31,
      2000.
/18/ Incorporated by reference to Exhibit 10.1 to Form 8-K/A dated September 18, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                    Title                        Date
---------                    -----                        ----

/s/ HOWARD S. MODLIN         Chairman of the Board and    January 13, 2004
--------------------         Chief Executive Officer
HOWARD S. MODLIN

/s/ WILLIAM G. HENRY         Vice President, Finance      January  13,  2004
--------------------         Chief Financial Officer
WILLIAM G. HENRY

/s/ LEE M. PASCHALL          Director                     January 13, 2004
--------------------
LEE M. PASCHALL

/s/ JOHN L. SEGALL           Director                     January  13, 2004
------------------
JOHN L. SEGALL

------------------
ALETTA RICHARDS              Director                     January 13, 2004

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                        Balance at        Additions       Deductions   Balance at
                                        Beginning         Charged to      from         End
                                        of Year           Income          Reserves/2/  of Year
Inventory Reserves/1/:
   Year ended September 30, 2003        $      6,199      $         -     $   2,022    $      4,177
   Year ended September 30, 2002               6,223                -            24           6,199
   Year ended September 30, 2001              22,007            2,710        18,494           6,223

Allowance for Doubtful Accounts/1/:
   Year ended September 30, 2003        $        821      $       334     $     641    $        514
   Year ended September 30, 2002                 770              738           687             821
   Year ended September 30, 2001               2,037                -         1,267             770

Allowance for Notes Receivable/1/:
   Year ended September 30, 2003        $     15,132      $         -     $       -    $     15,132
   Year ended September 30, 2002              15,132                -             -          15,132
   Year ended September 30, 2001                   -           15,132                        15,132

----------

/1/   Deducted from related asset in the balance sheet.
/2/   Deductions from reserves are due to:
        (a) Inventory Reserves: Write-down and disposal of obsolete inventory and, in addition, the charge off inventory related to businesses sold in fiscal 2001.
        (b) Allowance for Doubtful Accounts: write-off of uncollectable accounts receivable.