Form 10-K/A
period 2003-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 2004-01-28
CIK 40518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

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


                  6 Rubber Avenue, Naugatuck, Connecticut 06770
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (203) 729-0271
                                 --------------
              (Registrant's telephone number, including area code)


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

                                YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 15, 2003:

                                   $5,744,137

        Number of shares of Common Stock and Class B Stock outstanding as of December 15, 2003:

                        3,303,872 Shares of Common Stock
                         664,978 Shares of Class B Stock

  Applicable only to Registrants involved in bankruptcy proceeding during the preceding five years.

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the Court. Yes [X] No [ ]

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                        GENERAL DATACOMM INDUSTRIES, INC.
                     INDEX TO FORM 10-K/A - AMENDMENT NO. 1

Part III                                                                    Page
--------                                                                    ----

     Item 10. Directors and Executive Officers of the Registrant..............3

     Item 11. Executive Compensation..........................................5

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.....................11

     Item 13. Certain Relationships and Related Transactions.................13


Explanatory Note:

         This Form 10-K/A Amendment is being filed to complete Item 10 as to Directors and add Items 11, 12 and 13.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                   Position                                              Age
----                   --------                                              ---

Howard S. Modlin       Chairman of the Board of Directors,                   72
                       Chief Executive Officer, President and Secretary

William G. Henry       Vice President, Finance and Administration            54
                       and Chief Financial Officer

George M. Gray         Vice President, Engineering and Manufacturing         53

George Best            Vice President, Sales and Marketing                   61

Lee M. Paschall        Director                                              81

John L. Segall         Director                                              77

Aletta P. Richards     Director                                              51

-------------------------

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

         Mr. Lee M. Paschall has been a Director of the Company since 1981. He is a consultant, former Chairman and President of American Satellite Company from 1981 to 1985, and a telecommunications consultant between August 1978 and August 1981. Prior thereto he was a Lieutenant General, United States Air Force. He is a director of Thales Communications, Inc. He is designated the Audit Committee "financial expert" of the Company.

         Mr. John L. Segall has been a Director of the Company since 1994. He is a consultant, former Vice Chairman of GTE from 1991 to 1994 and former Vice Chairman of Contel Corp. from 1989 to 1994.

         Ms. Aletta P. Richards has been a Director of the Company since September 15, 2003 and is the director designee on behalf of the Trustee under the Indenture governing the Debentures issued under the Company's Plan of Reorganization. During the past five years she has been Corporate Credit Manager of Sanmina Corporation, one of the Company's creditors which received Debentures in settlement of its claims in the Chapter 11 proceedings.

Audit Committee

         The Audit Committee is comprised of two directors who are not officers or employees of the Company (Lee M. Paschall and John L. Segall). The Audit Committee had one formal meeting during the 2003 fiscal year and had additional meetings subsequent to year end to discuss the decision by the former independent accountants not to stand for retention, to select the new independent accountants (Eisner LLP) and to review and approve the fiscal 2003 financial statements.

Board of Directors

         During fiscal 2003, the Board of Directors had five ( 5) formal meetings. All of the Directors attended 100% of such meetings. The Company does not have a nominating or compensation committee.

Stock Option Committee

         The Company has a Stock Option Committee consisting of Messrs. Lee Paschall and John Segall. Such Committee, which had one (1) meeting during fiscal 2003 on September 30, 2003, determines which executive officers and directors of the Company shall be granted stock options under its stock option plans.


Item 11.    EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth the compensation paid or awarded for the fiscal years ended September 30, 2003, 2002 and 2001 to the Company's Chief Executive Officer and the four (4) next most highly compensated executive officers whose compensation for the fiscal year ended
September 30, 2003 exceeded $l00,000:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                     Annual
                                 Compensation(1)
                                 ---------------

     Name and                         Fiscal                                   #Options                      All Other
Principal Position                     Year        Salary          Bonus        Granted          Other      Compensation
------------------                     ----      ----------       ------        -------         --------     ----------
Howard S. Modlin(2)                    2003              --           --             --               --     $  376,600
Chairman of the                        2002              --           --             --               --             --
Board of Directors                     2001              --           --             --               --             --
and Chief Executive Officer

William G. Henry(3)                    2003      $  180,744           --         35,250       $    7,900             --
Vice President, Finance and            2002         174,835           --             --            7,166             --
Administration                         2001         170,311           --             --            5,132             --
and Chief Financial Officer

George Gray(3)                         2003      $  166,475           --         35,000       $    6,900             --
Vice President,  Engineering and       2002         166,475           --             --            6,900             --
Manufacturing                          2001         161,105           --             --            6,900             --

George Best(3)                         2003      $  142,693           --         25,000       $   36,100             --
Vice President, Sales and Marketing    2002         143,068           --             --           41,322             --
                                       2001          55,829           --         10,000           14,372             --

(l) There are no restricted stock awards, stock appreciation rights or deferred long-term incentive payouts.

(2) Mr. Modlin has served without salary or bonus since he assumed such positions in November 2001 following the death of the Company's founder and Chairman, Charles P. Johnson. The Company is paying the annual premium on a $5,000,000 life insurance policy on Mr. Modlin's life at an approximate annual cost of $45,400 in fiscal 2003 not included in All Other

     Compensation as the Company is the owner of said policy which is collateral security for the obligations owed the Company's senior lenders. The amount set forth for Mr. Modlin in 2003 as All Other Compensation reflects the fair market value of the grant of 459,268 shares of Class B Stock to him on September 30, 2003 pursuant to the Company's 2003 Stock and Bonus Plan.

(3) Mr. Henry became Vice President, Finance and Administration in April 2003. He was elected Vice President Finance and Chief Financial Officer in fiscal 1999. Messrs. Gray and Best became executive officers on September 15, 2003.

         Reference is made to Notes 16 and 17 in the Notes to Consolidated Financial Statements in Item 8 of this Report on Form 10-K for description of subsequent events, related party transactions and loans made by Messrs. Modlin and Segall to the Company on December 30, 2003.

Board Compensation Committee Report

         All matters concerning executive compensation for the Chief Executive Officer and other executive officers are considered by the Company's entire Board of Directors since there is no separate Compensation Committee. The salary levels are intended to be consistent with competitive practice and level of performance. In determining the total compensation to be paid to the executive officers other than the Chief Executive Officer who has served without salary or bonus since elected November 2001, the Board considers management's recommendation based upon past salary levels, industry surveys, experience, capability, normal salary increase levels in past years and the Company's and respective individual's performances during the last fiscal year, including the fact it was in Chapter 11 under the Bankruptcy Act between November 2, 2001 and September 15, 2003.

Compensation of Directors

         The Board of Directors has served since November 2, 2001 without receiving any fees for their service. Reference is made to Item 13 and Notes 16 and 17 in the Notes to Consolidated Financial Statements in Item 8 of this Report on Form 10-K for description of transactions with Board members during the past fiscal year and subsequent to the end thereof.

Stock Option Plans

         Under the terms of the Company's Stock Option Plans in effect prior to 2003, the Company has reserved a total of 338,707 shares of Common Stock as of November 28, 2003 adjusted for the one for ten reverse split effected on September 16, 2003. Officers and key employees under those plans selected by the Chairman of the Board or the Stock Option Committee, as the case may be, may be granted incentive stock options at an exercise price equal to or greater than the fair market value per share on the date of grant and non-incentive stock options at an exercise price equal to, greater than or less than the fair market value per share on the date of grant. While individual options can be issued under various provisions, options cannot be exercised during the first year, generally vest in increments of 25% per year over a four-year period and expire within ten years for outstanding options granted under the older plans. The Chairman or the Stock Option Committee, as the case may be, determines the number of stock options to be granted to any person, subject to the limitations on incentive stock options in Section 422A of the Internal Revenue Code of l986, as amended ("Code").

         As part of the Chapter 11 Plan of Reorganization the Company adopted a 2003 Stock and Bonus Plan reserving 459,268 shares of Class B Stock and 459,268 shares of Common Stock for grant by the Stock Option Committee of the Board of Directors. The Plan provides for outright stock grants, conditional stock grants and non-incentive stock options. On September 30, 2003 the Stock Option Committee granted 459,268 shares of Class B stock to Howard S. Modlin and 25,000 shares of Common Stock to each of Messrs Lee Paschall and John Segall. The Committee also granted an aggregate of 36,661 options to purchase Common Stock to 35 employees including 10,250 to William G. Henry and 10,000 to George Gray at $4.00 per share. Such options are not exercisable during the first year and thereafter vest in increments of 25% over a four year period and expire within five years. The Committee also granted an aggregate of 194,900 options to purchase Common Stock at $.01 a share to all 112 employees of the Company including 25,000 options to each of William G. Henry, George Best and George Gray which are exercisable through March 31, 2006.

Stock Options Granted In Last Fiscal Year

         The following table is a summary of all stock options granted pursuant to the Company's Stock Option Plans during the period October 1, 2002 through September 30, 2003 for the persons named in the Summary Compensation Table. There are no stock appreciation rights under the Plans. In addition, the table shows the potential gain that could be realized if the fair market value of the Company's Common Stock were to appreciate at a 5% or 10% annual rate through their respective expiration periods.

                                                                                          Potential Realizable Value
                                 % of Total Options                                         at Assumed Annual Rates
                                      Granted to       Exercise                            of Stock Appreciation for
                     # Options       Employees in    or Base Price                                Option Term
   Name               Granted      Last Fiscal Year    Per Share      Expiration Date           5%            10%
   ----               -------      ----------------    ---------     ------------------    ----------     ----------
Howard S. Modlin           --             --                  --                     --            --             --

William G. Henry       10,250            4.4%          $    4.00     September 29, 2008    $    6,212     $   18,573
                       25,000           10.8%          $    0.01         March 31, 2006    $  101,700     $  114,381

George Best            25,000           10.8%          $    0.01         March 31, 2006    $  101,700     $  114,381

George Gray            10,000            4.3%          $    4.00     September 29, 2008    $    6,061     $   18,123
                       25,000           10.8%          $    0.01         March 31, 2006    $  101,700     $  114,381


Reference is made to Notes 14 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report on Form 10-K and above in this
Item 11 for discussion on grant of 459,268 shares of Class B stock to Howard S. Modlin and 25,000 shares of Common Stock granted to each of Lee M. Paschall and John Segall on September 30, 2003 under the 2003 Stock and Bonus Plan.

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year-End Option Values

         No shares of Common Stock were acquired on exercise during the fiscal year ended September 30, 2003 by any of the named executive officers. The following table sets forth the number of unexercised options outstanding at September 30, 2003 and the value of unexercised in-the-money options at September 30, 2003 for the persons named in the Summary Compensation Table. Such value is based on the fair market value of the options.

                                                                           Number of               Value of Unexercised
                                 Number of Shares       Value          Unexercised Options        In-the-Money Options at
                               Acquired on Exercise    Realized       at September 30, 2003         September 30, 2003
                               --------------------    --------       ---------------------         -------------------
                                                                               Exercisable/                Exercisable/
Name                                                                          Unexercisable               Unexercisable
----                                                                          -------------               -------------
Howard S. Modlin                         --                --                            --                          --

William G. Henry                         --                --                 35,251/10,250               $   27,000/$0

George Gray                              --                --                 27,250/10,750               $   27,000/$0

George Best                              --                --                  30,000/5,000               $   27,000/$0


Employee Retirement Savings and Deferred Profit Sharing Plan

         Under the retirement savings provisions of the Company's Employee Retirement Savings and Deferred Profit Sharing Plan (the "Plan"), established under Section 401(k) of the Code in fiscal 1987, U.S. employees are generally eligible to contribute to the Plan after three (3) months of continuous service in amounts determined by the Plan. The Company previously contributed an additional 50% of the employee contribution up to certain limits, not to exceed 2% of total eligible compensation, which contributions terminated in 2001. Employees become fully vested in the Company's contributions after three (3) years of continuous service, death, disability or upon reaching age 65. The Plan year for the Retirement Savings 401(k) portion of the Plan coincides with the calendar year, and the Company's contribution was paid in the following calendar year if the participant was employed on December 31 of the Plan year.

         The deferred profit sharing provisions of the Plan include retirement and other related benefits for substantially all of the Company's full-time employees. Contributions under the Plan are funded annually if made and are based upon a formula measuring profitability in relation to revenues. Additional amounts may be contributed at the discretion of the Company. Contributions to the Plan are allocated to each participant based upon individual earnings in proportion to the earnings of all participants. There were no contributions made for deferred profit sharing for fiscal 2003.

Directors Fees

         Directors currently receive no fees and prior to November 2001 received $1,200 for each meeting which they attend and an annual fee of $8,000. Prior to November 2001, members of the Audit Committee received an annual fee of $2,250. Under a plan adopted by the Board of Directors in 1982, non-employee directors have the opportunity to elect to defer receipt of all or a portion of their fees that are paid plus interest thereon. On October l0, l995, March 5, 1998 and October 21, 1999 the non-employee directors were each granted non-statutory stock options to purchase 5,000, 4,500 and 6,000 shares of the Company's Common Stock at $l2.3l per share, $3.75 per share and $2.69 per share, respectively, the fair market values on such dates. All such options become exercisable in three equal annual installments on the first, second and third anniversaries of date of grant and the exercise prices have been adjusted to $123.125 per share, $37.50 per share and $26.895 per share, respectively, for the one for ten reverse split effective September 16, 2003. See Notes 14 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report on Form 10-K and above in this Item 11 for discussion of stock grants to Messrs. Modlin, Paschall and Segall on September 30, 2003.

                    Comparison of Five-Year Cumulative Total
                       General DataComm Industries, Inc.,
        Standard & Poors 500 And Value Line Computer & Peripherals Index

                      (Performance Results Through 9/30/03)





                             [GRAPHIC CHART OMITTED]



-------------------------------------------------------------------------------------------------------------
                                       1998          1999        2000         2001         2002        2003
-------------------------------------------------------------------------------------------------------------
General DataComm Industries, Inc.     100.00         93.77      173.01         4.33         1.50       11.99
-------------------------------------------------------------------------------------------------------------
Standard & Poors 500                  100.00        126.30      141.44       102.49        80.27       98.06
-------------------------------------------------------------------------------------------------------------
Computer & Peripherals                100.00        252.26      562.00       272.51       235.46      416.98
-------------------------------------------------------------------------------------------------------------

* Assumes $100 invested at the close of trading on September 30, 1998 in General DataComm Industries, Inc. common stock, Standard & Poors 500 and Computer - Peripherals Peer Group.

Cumulative total return assumes reinvestment of dividends.

                            Source: Value Line, Inc.

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information as of November 28, 2003 with respect to the beneficial ownership of the Corporation's Class B Stock and Common Stock by all persons known by the Corporation to own more than 5% of the Corporation's outstanding Class B Stock or Common Stock who are deemed to be such beneficial owners of the Corporation's Class B Stock or Common Stock under Rule 13d-3. The Percent of Class and Percent of All Classes presented are based upon shares outstanding at November 28, 2003. Class B Stock is convertible into Common Stock at any time on a share-for-share basis.

                        Name and            Amount and Nature
                       Address of             of Beneficial     Percent of      Percent of
Title of Class       Beneficial Owner          Ownership           Class        All Classes
--------------       ----------------          ---------         --------       ----------
Class B              Howard S. Modlin            459,943*            69.2%            11.6%
Stock,               General DataComm
$.01 par value       Naugatuck, CT
                     06770

----------------------

* The amount and percent of Class B Stock and percent of all classes do not include the following shares of Common Stock: 9,053 shares owned by Mr. Modlin's law firm; an additional 1,550 shares deemed owned based on options to purchase Common Stock which could be exercised by Mr. Modlin as follows:
   500 at $123.125 per share, 450 at $37.50 per share and 600 at $26.875 per share, respectively, expiring October 9, 2005, March 4, 2008 and October 20, 2009 respectively, and 141,509 shares acquirable on conversion of a $300,000 note at $2.12 per share. The amount does not include an aggregate of 178,845 shares of Common Stock or 4.53% of the outstanding shares consisting of (i) 11,200 shares of Common Stock and 3,400 shares of Class B Stock owned by Mr. Modlin's wife, the beneficial ownership of which Mr. Modlin disclaims, and
   (ii) an aggregate of 164,245 shares beneficially owned by the Estate of Charles P. Johnson, the Company's former Chairman, of which Mr. Modlin is the sole executor, the beneficial ownership of which Mr. Modlin disclaims. Such shares held by the Estate of Charles P. Johnson consist of 151,367 shares of Class B Stock convertible into a like number of shares of Common Stock, 9,215 shares of Common Stock and an additional 3,663 shares of Common Stock if 20,000 shares of the Company's 9% Cumulative Convertible Exchangeable Preferred Stock are converted into Common Stock at $136.50 per share.

         Each director and each executive officer listed in the Summary Compensation Table (on page 5) has advised the Corporation that, as of November 28, 2003 he or she owned beneficially, directly or indirectly, securities of the Corporation in the amounts set forth opposite his or her name as follows:

                             Shares of                    Shares of
                               Common       Percent     Class B Stock     Percent     Percent of
Name                        Stock Owned     of Class      Owned (1)       of Class    All Classes
----                        -----------     --------      ---------       --------    -----------
Howard S. Modlin                152,112(2)       4.6%       459,943           69.2%         15.4%

William G. Henry                 36,543(3)(4)    1.1%            --             --           0.9%

George Gray                      30,000(4)       0.9%            --             --           0.8%

George Best                      27,250(4)        .8%            --             --           0.7%


Lee M. Paschall                  26,550(5)       0.8%           577            0.1%          0.7%

John L. Segall                  168,159(6)       5.1%            --             --           4.2%

Aletta Richards                      --                          --             --            --

Directors and                   440,614(7)      13.3%       460,520(7)        69.3%         22.7%
Officers as
a group (6
individuals including
the above)

---------------------------

(1) The Class B Stock is convertible into Common Stock at any time on a share-for-share basis.

(2) 9,053 of these shares are owned by Mr Modlin's law firm. Pursuant to Rule 13d-3 an additional 141,509 shares are deemed owned on conversion of a $300,000 note at $2.12 per share and 1,550 shares are deemed owned based on options to purchase Common Stock which could be exercised by Mr. Modlin as follows: 500 at $123.125 per share, 450 at $37.50 per share and 600 at $26.875 per share, respectively, expiring October 9, 2005, March 4, 2008 and October 20, 2009 respectively. The total does not include an aggregate of 178,845 shares of Common Stock or 4.53% of the outstanding shares consisting of (i) 11,200 shares of Common Stock and 3,400 shares of Class B Stock owned by Mr. Modlin's wife, the beneficial ownership of which Mr. Modlin disclaims, and (ii) an aggregate of 164,245 shares beneficially owned by the Estate of Charles P. Johnson, the Company's former Chairman, of which Mr. Modlin is the sole executor, the beneficial ownership of which Mr. Modlin disclaims. Such shares held by the Estate of Charles P. Johnson consist of 151,367 shares of Class B Stock convertible into a like number of shares of Common Stock, 9,215 share of Common Stock and an additional 3,663 shares of Common Stock if 20,000 shares of the Issuer's 9% Cumulative Convertible Exchangeable Preferred Stock are converted into Common Stock at $136.50 per share.

(3) Includes 10,251 shares which Mr. Henry could acquire by the exercise of stock options within sixty (60) days and 53 shares of Common Stock held in the Corporation's 401(k) Stock Fund. Does not include 50 shares of Common Stock owned directly by members of his immediate family, the beneficial ownership of which he disclaims

(4) Includes 25,000 shares of Common Stock which each officer can acquire at $.01 per share through March 31, 2006.

(5) Includes 1,550 shares of Common Stock which Mr. Paschall could acquire by the exercise of stock options within sixty (60) days.

(6) Includes 1,550 shares of Common Stock which Mr. Segall could acquire by the exercise of stock options and 141,509 shares which could be required on conversion of a $300,000 note at $2.12 per share within sixty (60) days.

(7) Includes 97,151 shares of Common Stock which persons in the group have the right to acquire by the exercise of stock options within sixty (60) days, 53 shares of Common Stock held in the Corporation's 401(k) Stock Fund, 9,053 shares of Common Stock held by the law firm of which Mr. Modlin is a member and an aggregate of 283,018 shares which Messrs. Modlin and Segall could acquire on conversion of $300,000 notes held by each of them. Does not include 3,400 shares of Class B Stock and 11,250 shares of Common Stock owned directly by members of the directors' and officers' immediate families, the beneficial ownership of which they disclaim. Also does not include 151,367 shares of Class B Stock and 12,878 shares of Common Stock beneficially owned by the Estate of Charles P. Johnson, the Company's former Chairman, of which Mr. Modlin is the sole executor, the beneficial ownership of which Mr. Modlin disclaims.

Reference is made to Item 1 of this Report on Form 10-K and specifically to the discussion of Risk Factors, relating to the ability of certain persons or groups to elect designees to the Board of Directors which could result in a change in control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On September 30, 2003 the Stock Option Committee of the Board of Directors awarded Mr. Modlin 459,268 shares of the Corporation's Class B stock and Lee M. Paschall and John L. Segall, Directors, 25,000 shares each of the Corporation's Common Stock, all subject to registration restrictions. Refer to Note 14, "Employee Incentive Plans" of the Notes to Consolidated Financial Statements in
Item 8 of this Report on Form 10-K for further discussion. Messrs. Segall and Paschall respectively received subordinated debentures in the total amount of $19,900 and $17,900 in payment for directors fees for Company director meetings they attended prior to November 2001. In addition, Mr. William G. Henry, Vice President, Finance and Administration, and Mr. George M. Gray, Vice President, Manufacturing and Engineering have filed claims in Chapter 11 bankruptcy proceedings for past services and bonuses in the amounts of $561,385 and $50,000, respectively. These claims are still pending in the bankruptcy proceedings and the amount of these claims are included in debentures in long-term debt, along with other unsecured creditors at the time of the bankruptcy filing, in the Company's balance sheet. If these claims are not allowed in the bankruptcy proceedings, at such time adjustments will be made in the amount of debentures in long-term debt.

On December 30, 2003, pursuant to authorization by the Board of Directors and amendment of the New Loan Agreement, the Corporation borrowed $300,000 from each of Howard S. Modlin, Chairman of the Board, and John L. Segall, a Director, for working capital purposes. The loans are for two years payable on December 29, 2005 and bear interest at the rate of 10% per annum payable monthly commencing May 1, 2004. The notes are convertible into Common Stock at a conversion price of $2.12 per share and are secured by all the assets of the Corporation behind the first lien of the Corporation's senior lenders. Any shares issued on conversion will not be registered and must be held for investment without a view to distribution.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 18, 2004

                                       General DataComm Industries, Inc.

                                       By /s/ HOWARD S. MODLIN
                                          --------------------------------------
                                          Howard S. Modlin
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                       By /s/ WILLIAM G. HENRY
                                          --------------------------------------
                                          William G. Henry
                                          Vice President, Finance and
                                          Administration and
                                          Chief Financial Officer