Form 10-Q
period 2003-12-31
GENERAL DATACOMM INDUSTRIES INC
filed 2004-02-17
CIK 40518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2003


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


                  6 Rubber Avenue, Naugatuck, Connecticut 06770
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (203) 729-0271
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

Applicable only to Registrants involved in bankruptcy proceeding during the preceding five years:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the Court. Yes [X] No [ ]

               Number of shares of Common Stock and Class B Stock
                       outstanding as of January 30, 2004:

                        3,303,872 Shares of Common Stock
                         664,978 Shares of Class B Stock

                        GENERAL DATACOMM INDUSTRIES, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I      FINANCIAL INFORMATION                                                                   Page
------                                                                                              ----
Item 1.     Financial Statements (unaudited):
                 Condensed Consolidated Balance Sheets as of
                      December 31, 2003 and September 30, 2003.........................................3
                 Condensed Consolidated Statements of Operations for
                      the Three Months Ended December 31, 2003 and 2002 ...............................4
                 Condensed Consolidated Statements of Cash Flows for
                      the Three Months Ended December 31, 2003 and 2002................................5
                 Notes to the Condensed Consolidated Financial Statements..............................6

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................................................11

Item 3.     Quantitative and Qualitative Disclosures about
                 Market Risk..........................................................................30

Item 4.     Controls and Procedures...................................................................30

PART II     OTHER INFORMATION
-------

Item 5.     Exhibits and Reports on Form 8-K..........................................................31

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        General DataComm Industries, Inc.
                      Condensed Consolidated Balance Sheets
                          (in thousands except shares)

CAPTION>                                                                                           December 31,       September 30,
                                                                                                       2003               2003*
                                                                                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Current assets:
     Cash and cash equivalents                                                                      $   1,334          $   2,113
     Restricted cash                                                                                       54                325
     Accounts receivable, less allowance for doubtful
        accounts of $491 in December and $514 in September                                              4,025              3,431
     Notes receivable, net                                                                                 25                136
     Inventories                                                                                        4,666              4,744
     Other current assets                                                                                 502                877
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                   10,606             11,626
====================================================================================================================================
Property, plant and equipment, net                                                                      4,279              4,309
Other assets                                                                                             --                    4
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                        $  14,885          $  15,939
====================================================================================================================================

Liabilities and Stockholders' Deficit:
Current liabilities:
     Current portion of long-term debt                                                              $   3,000          $   3,000
     Accounts payable                                                                                   1,529              1,579
     Accrued payroll and payroll-related costs                                                            929              1,104
     Other current liabilities                                                                          7,489              7,544
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                              12,947             13,227
====================================================================================================================================
Long-term debt, less current portion                                                                   36,363             36,817
Other liabilities                                                                                       2,901              2,654
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       52,211             52,698
====================================================================================================================================

Commitments and contingencies                                                                            --                 --

Redeemable 5% preferred stock, par value $1.00 per share; issued and
     outstanding: no shares at December 31 and 73,000 shares at September 30                             --                1,825
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' deficit:
     9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized;
        787,900 shares issued and outstanding; $25.9 million liquidation preference
        at December 31, 2003                                                                              788                788
     Class B common stock, par value $.01 per share, 10,000,000 shares
        authorized;  664,978 shares issued and outstanding                                                  7                  7
     Common stock, par value $.01 per share, 50,000,000 shares authorized;                                 33                 33
        3,305,833 shares issued
     Capital in excess of par value                                                                   198,312            196,487
     Accumulated deficit                                                                             (236,321)          (235,754)
     Common stock held in treasury, at cost; 1,961 shares                                                (145)              (145)
====================================================================================================================================
Total Stockholders' Deficit                                                                           (37,326)           (38,584)
====================================================================================================================================
Total Liabilities and Stockholders' Deficit                                                         $  14,885          $  15,939
====================================================================================================================================

* Derived from the Company's audited consolidated balance sheet at September 30, 2003.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)
                        (in thousands except share data)

                                                                                          Three Months Ended
                                                                                              December 31,
                                                                                      2003                    2002
------------------------------------------------------------------------------------------------------------------
Net sales                                                                      $     5,101             $     4,856
Cost of sales                                                                        2,179                   2,269
------------------------------------------------------------------------------------------------------------------
Gross profit                                                                         2,922                   2,587

Operating expenses:
  Selling, general and administrative                                                1,909                   1,777
  Research and product development                                                     767                     789
------------------------------------------------------------------------------------------------------------------
                                                                                     2,676                   2,566

Operating  income                                                                      246                      21

Other income (expense):
  Interest expense                                                                    (904)                 (1,156)
  Gain on legal settlement                                                              --                   2,450
  Other, net                                                                            96                      53
------------------------------------------------------------------------------------------------------------------
                                                                                      (808)                  1,347

Income (loss)  before reorganization item and income taxes                            (562)                  1,368
------------------------------------------------------------------------------------------------------------------
Reorganization item:
  Professional fees                                                                     --                     451
------------------------------------------------------------------------------------------------------------------
Income (loss)  before income taxes                                                    (562)                    917

Income tax provision                                                                     5                      37
------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                     (567)                    880

Less:  dividends applicable to preferred stock                                        (451)                   (478)
------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common and Class B stock                       $    (1,018)            $       402
==================================================================================================================
Earnings (loss) per share (basic and diluted)                                  $     (0.26)            $      0.12
==================================================================================================================
Weighted average number of common and Class B shares outstanding
(basic and diluted)                                                              3,958,541               3,400,138
==================================================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                         2003              2002
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                     $  (567)          $   880
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
     Depreciation and amortization                                                         45                45
     Changes in:
        Accounts receivable                                                              (594)              306
        Inventories                                                                        78              (110)
        Accounts payable                                                                  (50)              389
        Accrued payroll and payroll-related costs                                        (175)             (102)
        Other net current assets                                                          532               637
        Other net long-term assets                                                         39                 5
---------------------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                                         (692)            2,050
===============================================================================================================
Cash flows from investing activities:
     Acquisition of property, plant and equipment, net                                    (15)               (4)
     Notes receivable collections                                                         111               368
---------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                  96               364
===============================================================================================================
Cash flows from financing activities:
     Proceeds from notes payable to related parties                                       600                -
     Principal payments on term loan obligation                                        (1,054)           (3,061)
---------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                    (454)           (3,061)
===============================================================================================================
Net decrease in cash and cash equivalents                                              (1,050)             (647)

Cash and cash equivalents, beginning of period                                          2,438             3,235
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                              $ 1,388             2,588
===============================================================================================================
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                      $   257           $   485
        Income taxes                                                                  $    16           $    --
        Reorganization item                                                           $   253           $   795
===============================================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        GENERAL DATACOMM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1 - Basis of Presentation, Liquidity and Recent Developments

     The accompanying unaudited interim condensed consolidated financial statements of General DataComm Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results which may be achieved for the entire fiscal year ending September 30, 2004. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2003 as filed with the Securities and Exchange Commission.

         The accompanying condensed consolidated financial statements were prepared on the basis that the Company will continue as a going concern. The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of professional fees and monthly payments of principal and interest (currently such principal and interest totals approximately $335,000 each month) under its new loan agreement. Furthermore, at December 31, 2003 the Company has significant outstanding long-term debt obligations ($39.4 million) and priority tax claims ($2.9 million), along with interest thereon. In addition, the Company is required to meet an "EBITDA" (earnings before interest, taxes, depreciation and amortization) financial covenant to avoid an event of default. The Company believes that there is significant risk that it may default on the financial covenant requirement for the quarter ending March 31, 2004. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($16.2 million at December 31, 2003) and have the right to foreclose on their security interests.

In fiscal 2003 and 2002, operations were funded primarily through cash generated from operations. Proceeds realized from sales and liquidations of non-core assets were required to pay down the secured debt. In prior years the Company had obtained cash from a combination of loans, convertible debt, and sales of common and preferred stock.

As a result of the Company's potential liquidity and cash flow risks, the Company's independent auditors for fiscal 2003 expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's financial statements.

Management has responded to such risks as part of an ongoing strategy by restructuring its sales force, increasing factory and office shutdown time, containing expenses and reducing the size of the employee workforce. In addition, on December 30, 2003 the Company obtained $600,000 from loans from related parties to be used for working capital and general purposes (see

Note 4). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

While the Company is aggressively pursuing opportunities and corrective actions, there can be no assurance that the Company will be successful in its efforts to generate sufficient cash from operations or obtain additional funding sources. The Company's condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Recent Developments
-------------------

The Company experienced an unanticipated slow-down in orders in the quarter ended December 31, 2003 and through the filing date of this report, primarily from its customer base of large telecommunication carriers. This has resulted in lower-than anticipated revenues in such periods and will also negatively impact revenue in future months.

In response to the lower revenues, on February 11, 2004 the Company announced to employees cost reduction actions, including for all employees a reduction in the work-week to approximately four days or approximately 20% wage or salary reductions for all employees. Such actions were taken to conserve cash and jobs during this slow period.

Note 2 - Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. In computing diluted earnings per share, the average price of the Company's common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued. The following table sets forth the computation of basic and diluted earnings (loss) applicable to common stock for the three months ended December 31, 2003 and 2002 (in thousands, except share data):

                                                                                         Three Months Ended
                                                                                             December 31,
                                                                                      -------------------------
                                                                                      2003                 2002
-------------------------------------------------------------------------------------------------------------------
Numerator:
    Net income (loss)                                                           $      (567)            $       880
    Less:  dividends applicable to preferred stock                                     (451)                   (478)
-------------------------------------------------------------------------------------------------------------------
    Net income (loss) applicable to common and Class B stock                    $    (1,018)            $       402
===================================================================================================================
Denominator:
    Weighted average common and Class B shares outstanding                        3,958,541               3,400,138
-------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings (loss) per share                                     $     (0.26)            $      0.12
===================================================================================================================

         Options to purchase 283,210 and 55,279 shares of common stock were outstanding at December 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because inclusion of such options would have been antidilutive or would have diluted the loss in the three months ended December 31, 2003. Other outstanding securities, not included in the computation of earnings (loss) per share because of their antidilutive impact on reported earnings (loss) per share, but which could potentially dilute basic earnings per share in the future, include contingent shares underlying warrants granted to secured lenders, convertible preferred stock, convertible notes payable to related parties and other warrants.

3. Inventories

Inventories consist of  (in thousands):

                                                 December 31,     September 30,
                                                     2003             2003
------------------------------------------------------------------------------
Raw materials                                      $1,401            $1,674
Work-in-process                                     1,706             1,501
Finished goods                                      1,559             1,569
------------------------------------------------------------------------------
                                                   $4,666            $4,744
==============================================================================

Inventories are stated at the lower of cost or market using the first-in, first out method. Reserves in the amount of $4,023,000 and $4,177,000 were recorded at December 31, 2003 and September 30, 2003, respectively, for excess and obsolete inventories.

4. Long-Term Debt

Long-term debt consists of (in thousands):       December 31,     September 30,
                                                     2003             2003
------------------------------------------------------------------------------
Term Obligation                                  $ 13,721           $14,775
PIK Obligation                                      2,500             2,500
Convertible Notes Payable to Related Parties          600                --
Debentures                                         22,542            22,542
------------------------------------------------------------------------------
                                                   39,363            39,817
Less current portion                                3,000             3,000
------------------------------------------------------------------------------
                                                   $ 36,363          $36,817
==============================================================================

Long-term debt matures in amounts totaling $3,000,000 in each of fiscal 2003 and 2004, $3,600,000 in fiscal 2005, $3,000,000 in each of fiscal 2006 and 2007, and
$23,763,000 in fiscal 2008.

Term Obligation, PIK Obligation and Debentures

Under the terms of the New Loan Agreement which became effective September 15, 2003, minimum payments under the Term Obligation are $250,000 per month, or $3,000,000 per year, and interest is payable monthly at the annual rate of 7.25% through December 31, 2003, and thereafter at the greater of (i) 7.25% and (ii) the prime rate plus 2.5%. In addition, proceeds from the potential sales of non-core assets and certain other proceeds must be used to reduce the term obligations.

The Company also entered into a loan in the original principal amount of $5 million, subject to adjustment, due December 31, 2007 (the "PIK Obligation").

Interest accrues at the same rates as the Term Obligation. The outstanding principal and accrued interest thereon shall be forgiven in increments of $1.25 million if the Term Obligation was reduced by $5 million by June 30, 2003, by $10 million by December 31, 2003, by $15 million by June 30, 2004 and by $25 million (in full) by December 31, 2004. Since by September 30, 2003 the Term Obligation has been reduced by more than $10 million, the current balance owing on the PIK Obligation was reduced to $2.5 million, plus accrued interest, in the accompanying condensed consolidated balance sheets at September 30, 2003 and December 31, 2003.

Debentures with principal and interest due in fiscal 2008 were issued to unsecured creditors as part of the Company's Plan of Reorganization.

For further details of the New Loan Agreement and a description of the Term Obligation, PIK Obligation and Debentures, see Note 6, "Reorganization Plan and Emergence from Chapter 11" included in Item 8 of Form 10-K for the year ended September 30, 2003 as filed with the Securities and Exchange Commission.

Convertible Notes Payable to Related Parties

On December 30, 2003, pursuant to authorization by the Board of Directors and amendment of the New Loan Agreement, the Corporation borrowed $300,000 from each of Howard S. Modlin, Chairman of the Board, and John L. Segall, a Director, for working capital purposes. The loans are for two years payable on December 29, 2005 and bear interest at the rate of 10% per annum payable monthly commencing May 1, 2004. The notes are convertible at the option of the holder into common stock at a conversion price of $2.12 per share and are secured by all the assets of the Corporation subordinate to the first lien of the Corporation's senior lenders who hold the Term and PIK Obligations. Any shares issued on conversion will not be registered and must be held for investment without a view to distribution.

Note 5.  Accounting for Stock-Based Compensation

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

Proforma results, representative of financial results which would have been reported by the Company if it had adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, are summarized below:

                                                                                 Three Months Ended December 31,
                                                                          (Amounts in thousands, except per share data)

                                                                                      2003            2002
                                                                                      ----            ----
Net income (loss), as reported                                                     $  (567)        $   880
Less:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards                                                                       (18)            (22)
----------------------------------------------------------------------------------------------------------
Proforma net income (loss)                                                            (585)            858
Less:  dividends applicable to preferred stock                                        (451)           (478)
----------------------------------------------------------------------------------------------------------
Proforma net income (loss) applicable to common and Class B stock                  $(1,036)        $   380
==========================================================================================================
Proforma  basic and diluted earnings (loss) per share                              $ (0.26)        $  0.11
==========================================================================================================

The Black-Scholes method was used to compute the proforma amounts presented above. No material stock options or other stock-based employee compensation awards were granted to employees in the quarters ended December 31, 2003 and 2002.

Note 6. Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting comprehensive income and its components in a company's financial statements. The company had no items of comprehensive income as defined in SFAS 130 in the quarters ended December 31, 2003 and 2002.

Note 7. Conversion of 5% Preferred Stock

On November 5, 2003, the holder of the remaining 73,000 shares of 5% Preferred Stock surrendered such shares for conversion into 27,097 shares of the Corporation's Common Stock, which surrender and conversion had the effect of reducing the stockholders' deficit by $1,825,000.

Note 8.  Related Party Transactions

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman Celler Spett & Modlin, P.C. ("WCSM") to whom the Company was indebted for legal services in excess of $2,179,000 for work performed prior to November 2001 and in settlement for which the Company issued subordinated debentures. WCSM has filed a claim for $294,000 for work performed between November 2001 and September 15, 2003 which was approved and authorized by the bankruptcy court subsequent to September 30, 2003. The Company has accrued additional estimated WCSM legal fees in the amount of $75,000 for the three months ended December 31, 2003. Furthermore, the Company was indebted to Mr. Modlin for fees for Company director meetings he attended prior to November 2001 for which he received subordinated debentures in the total amount of $16,400. WCSM was paid $690,000 by the Company in fiscal 2001 (none in fiscal 2002, 2003 and 2004) for services rendered.

On September 30, 2003 the Stock Option Committee of the Board of Directors awarded Mr. Modlin 459,268 shares of the Corporation's Class B stock and Lee M. Paschall and John L. Segall, Directors, 25,000 shares each of the Corporation's Common Stock, all subject to registration restrictions. Messrs. Segall and Paschall respectively received subordinated debentures in the total amount of $19,900 and $17,900 in payment for directors fees for Company director meetings they attended prior to November 2001. In addition, Messrs. William G. Henry, Vice President, Finance and Administration, and George M. Gray, Vice President, Manufacturing and Engineering have filed claims in Chapter 11 bankruptcy proceedings for past services and bonuses in the amounts of $561,385 and $50,000, respectively. These claims are still pending in the bankruptcy proceedings and the amount of these claims is included in debentures in long-term debt, along with claims of other unsecured creditors at the time of the bankruptcy filing, in the accompanying balance sheet. If these claims are not allowed in the bankruptcy proceeding, at such time adjustments will be made in the amount of debentures in long-term debt.

See Note 4 regarding loans made to the Company by Messrs. Howard Modlin and John
L. Segall.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Notice Concerning Forward-Looking Statements

The following Management's Discussion and Analysis contains "forward-looking statements" within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, inventory levels, expectations regarding our operating expenses, gross margins, working capital and expenditure requirements and operating requirements. In some cases, forward-looking statements can be identified by the use of terminology such as "may," will, "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company's future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in the "Risk Factors" section elsewhere in this report, as well as in the Company's annual report on Form 10-K for the year ended September 30, 2003 as filed with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update any forward-looking statements or reasons why actual results may differ.

Overview

The Company is a provider of networking and telecommunications products and services to domestic and international customers. The Company designs, assembles, markets, installs and maintains products and services that enable telecommunications common carriers, corporations and governments to build, upgrade and better manage their global telecommunications networks. Specifically, GDC's switching, routing and LAN extension solutions, networking products including integrated access systems for digital and analog transport and multiplexers for network consolidation, constitute the Company's major product elements.

From 1994 through 2002, the Company incurred significant net losses and as of December 31, 2003 had an accumulated deficit of $236.3 million. The majority of the Company's operating losses have resulted from costs incurred developing and marketing Asynchronous Transfer Mode ("ATM") technology in the former Broadband Systems Division ("BSD").

After implementing a number of restructuring and cost reduction programs in an attempt to better align the Company's operating cost structure with revenues, in 2001 three of the Company's business units were actively marketed for sale with the objective of reducing outstanding debt and providing additional liquidity.

Between June and August 2001, three of the Company's four operating divisions representing a significant portion of the assets of the Company, including BSD, were sold. However, due to the impact of a general economic downturn and a decline in the telecommunications industry in particular, the Company did not realize sufficient proceeds from the sales to satisfy its secured debtors. Revenues of divisions sold constituted 61% of consolidated revenues in fiscal 2001. By the end of fiscal 2001 the number of employees declined to 210 employees from 1,019 at the beginning of the year. Further cost-saving reductions were implemented in fiscal 2002 and 2003 which reduced headcount to 111 employees at September 30, 2003.

On November 2, 2001 General DataComm Industries Inc. and its domestic subsidiaries ("the Debtors") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. ss. 101 et seq. (the "Bankruptcy Code") of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company continued in possession of its properties and the management of its business as debtors in possession pursuant to sections 1107 and 1108 of the Bankruptcy Code.

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

RESULTS OF OPERATIONS

Net Sales

                                                           Three Months Ended December 31,
                                                           ------------------------------
           (in thousands)                                     2003              2002
                                                              ----              ----
           Net Sales                                        $ 5,101           $ 4,856

Net sales for the three months ended December 31, 2003 increased 5% to $5,101,000 from revenues of $4,856,000 for the three months ended December 31, 2002. This increase was predominately the result of slightly higher unit sales to large telecommunication infrastructure customers in the United States. However, net sales declined 16% sequentially from the quarter ended September 30, 2003 and reflects continued weakness in the Company's markets. This decline began in fiscal 2001 due to economic and industry-wide factors affecting the telecommunications industry, including financial constraints affecting customers and over-capacity in our customers' markets. The Company anticipates that the current reduced capital spending levels by its customers will continue to affect sales until there is an overall recovery in the telecommunications market, which market is not expected to significantly change in 2004. Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Profit

                                                           Three Months Ended December 31,
                                                           ------------------------------
           (in thousands)                                      2003              2002
                                                               ----              ----
           Gross profit                                    $  2,922          $  2,587
           Percentage of revenues                              57.3%             53.3%

Gross profit, as a percentage of sales, in the three months ended December 31, 2003 was 57.3% as compared to 53.3% in the three months ended December 31, 2002. The 4.0% increase in gross profit margin in the three months ended December 31, 2003 was attributable to the sale of obsolete inventory that had previously been written off (1.5%) and the balance (2.5%) to lower negotiated material component costs, lower subcontractor assembly costs and the benefit from cost reduction measures enacted during fiscal 2003 and 2002.

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

Selling, General and Administrative
                                                           Three Months Ended December 31,
                                                           ------------------------------
           (in thousands)                                    2003              2002
                                                             ----              ----
           Selling, general and administrative              $1,909            $1,777
           Percentage of sales                                37.4%             36.6%

The Company's selling, general and administrative ("SG&A") expenses increased to $1,909,000, or 37.4% of sales in the three months ended December 31, 2003 from $1,777,000, or 36.6% of sales in the three months ended December 31, 2002. The increase in the three months ended December 31, 2003 was due primarily to labor and expense costs associated with sales people hired to penetrate the enterprise sales market as part of the Company's strategy to reduce its dependence on telecommunication carriers and pursue other market opportunities.

Research and Product Development

                                                           Three Months Ended December 31,
                                                           ------------------------------
           (in thousands)                                        2003          2002
                                                                 ----          ----
           Research and product development                   $   767         $  789
           Percentage of sales                                   15.0%          16.2%

Research and development ("R&D") expenses decreased to $767,000 or 15.0% of sales in the three months ended December 31, 2003 as compared to $789,000 or 16.2% of sales in the three months ended December 31, 2002. This small decrease was due primarily to reductions in outside development costs and internal staff in an effort to reduce expenses in line with lower revenue levels.

Interest Expense

Interest expense decreased to $904,000 in the three months ended December 31, 2003 from $1,156,000 in the three months ended December 31, due to higher adequate protection payments while the Company operated in Chapter 11 in 2002. Interest is currently required to be paid only on the Term Obligation, which interest payments amounted to $257,000 in the three months ended December 31, 2003, whereas interest is not currently paid on the PIK Obligation, Debentures, Convertible Notes and Priority Tax Claims.

Other Income (Expense)

Other income for the three months ended December 31, 2003 is comprised of $72,000 proceeds from the sale of excess furniture and equipment, and other individually smaller items. Other income for the three months ended December 31, 2002 is comprised primarily of $2,450,000 from the settlement of legal claims in favor of the Company.

Reorganization Items

Reorganization items include professional fees of $451,000 in the three months ended December 31, 2002 (none in 2003) associated with the Company's bankruptcy proceedings, primarily related to the Company's unaffiliated legal advisors and the Creditors' Committee's legal and financial advisors.

Provision for Income Taxes

No federal income tax provisions or tax benefits were provided in the three months ended December 31, 2003 and 2002 due to the valuation allowance provided against the net change in deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carry forwards from prior years. The Company has federal tax credit and net operating loss carry forwards of approximately $12.2 million and $210.5 million, respectively, as of September 30, 2003. Income tax provisions for the three months ended December 31, 2003 and 2002 reflect minimum state taxes.


Liquidity and Capital Resources
                                                                   December 31,          September 30,
           (in thousands)                                              2003                  2003
                                                                       ----                  ----
           Cash and cash equivalents                               $   1,334             $   2,113
           Working capital (deficit)                                  (2,341)               (1,601)
           Total assets                                               14,885                15,939
           Long-term debt, including current portion                  39,363                39,817
           Total liabilities (excluding redeemable preferred stock)   52,211                52,698
           stock)

                                                                   Three Months Ended December 31,
                                                                   ------------------------------
                                                                         2003               2002
                                                                         ----               ----
           Net cash provided (used) by:
                Operating activities                                $    (692)         $   2,050
                Investing activities                                       96                364
                Financing activities                                     (454)            (3,061)

Note: Significant risk factors exist due to the Company's limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See "Risk Factors" below for further discussion.

Cash Flows

Net cash used by operating activities totaled $692,000 for the three months ended December 31, 2003 compared to net cash provided by operating activities of $2,050,000 for the three months ended December 31, 2002. The decrease in cash provided by operating activities was primarily due to the settlement of a lawsuit in 2002, which generated $2,450,000 in cash, and, an increase in accounts receivable in 2003 which the Company attributes to delays in payments from customers due to holidays.

Cash provided by investing activities for the three months ended December 31, 2003 was $96,000 compared to $364,000 for the three months ended December 31, 2002. In both periods the cash provided was due to collections of notes receivable offset in part by modest spending on capital equipment.

Net cash used by financing activities was $454,000 for the three months ended December 31, 2003 compared to $3,061,000 for the three months ended December 31, 2002. In 2003 the Company received $600,000 in loans from related parties and paid $1,054,000 in principal payments on secured debt. In 2002, $3,061,000 was required to be paid as adequate protection payments to secured lenders while the Company was in bankruptcy.

Liquidity

The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of professional fees and monthly payments of principal and interest (currently such principal and interest totals approximately $335,000 each month) under its new agreement. Furthermore, at December 31, 2003 the Company has significant outstanding long-term debt obligations ($39.4 million) and priority tax claims ($2.9 million), along with interest thereon.

The Company's failure to make required payments under its new loan agreement would constitute an event of default. In addition, the Company is required to meet an "EBITDA" (earnings before interest, taxes, depreciation and amortization) financial covenant to avoid an event of default.

The ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described below in the section titled "Risk Factors". There can be no assurance that the Company will be able to avoid a default on its new loan agreement. Furthermore, the Company believes that there is significant risk that it may default on the financial covenant requirement for the quarter ending March 31, 2004. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($16.2 million at December 31, 2003) and have the right to foreclose on their security interests which likely would require the Company to again file for bankruptcy protection.

The Company emerged from Chapter 11 bankruptcy on September 15, 2003. Under the plan of emergence, the Company plans to pay all creditors 100% of their allowed claims based upon a five year business plan. The ability to meet the objectives of this business plan is directly affected by the factors described in the "Risk Factors Section". The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet its business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. The Company cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of its technologies or that would significantly dilute its stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

In fiscal 2003 and 2002, operations were funded primarily through cash generated from operations. Proceeds realized from sales and liquidations of non-core assets were required to pay down the secured debt. In prior years the Company had obtained cash from a combination of loans, convertible debt, and sales of common and preferred stock.

At December 31, 2003 the Company's principal source of liquidity included cash and cash equivalents of approximately $1.3 million compared to $2.1 million at September 30, 2003. At December 31, 2003, the Company's working capital was a deficit of approximately $2.3 million.

The Company has significant unpaid professional fees (approximately $1.1 million) at December 31, 2003 that are expected to be paid in fiscal 2004. These include independent auditors' fees, and remaining bankruptcy professional fees. In order to meet these and other future payments, the Company's financial projections anticipate that revenue growth combined with minimal inventory and capital asset investment will be required to sustain operations.

Because our operating results fluctuate significantly due to decreases in customer demand or decreases in the acceptances of our future products, the Company may be unable to generate positive cash flow from operations. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company. See the section titled "Risk Factors".

As a result of the potential liquidity and cash flow risks described above, the Company's independent auditors for fiscal 2003 expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's financial statements. Management has responded to such risks as part of an ongoing strategy by restructuring its sales force, increasing factory and office shutdown time, containing expenses and reducing the size of the employee workforce (see the "Recent Developments" section of Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q). In addition, on December 30, 2003 the Company obtained $600,000 in loans from related parties to be used for working capital and general purposes (see Note 4 of the Notes to Consolidated Financial Statements included in Item 1 in this Form 10-Q). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

Critical Accounting Policies

The Company's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgments. See Note 2 to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended September 30, 2003 as filed with the Securities and Exchange Commission for a summary of the Company's financial accounting policies.

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

At December 31, 2003 and September 30, 2003, real estate represents the only significant remaining long-lived asset that has not been fully impaired.

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

RISK FACTORS

THE FOLLOWING IS A DISCUSSION OF CERTAIN FACTORS THAT CURRENTLY IMPACT THE COMPANY'S BUSINESS, OPERATING RESULTS AND/OR FINANCIAL CONDITION AND, AS A RESULT, PAST PERFORMANCE SHOULD NOT BE CONSIDERED TO BE A RELIABLE INDICATION OF FUTURE PERFORMANCE.

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

Limited Financial Resources and Risk of Default. The Company has virtually no current ability to borrow additional funds. It must, therefore, substantially fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of professional fees and monthly payments of principal and interest (currently such principal and interest totals approximately $335,000 per month) under its new loan agreement. Furthermore, the Company has significant long-term debt obligations outstanding (approximately $36.4 million).

The Company's failure to make required payments under the new loan agreement would constitute an event of default. In addition, the Company is required to meet a minimum quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) financial covenant of $1,100,000 starting with the quarter ending March 31, 2004 in order to avoid an event of default.

The ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described elsewhere in this section on "Risk Factors".

There can be no assurance that the Company will be able to avoid a default on the new loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($16.2 million at December 31, 2003) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection. In addition, the Company's new loan agreement provides the lenders with warrants to (i) purchase up to 51% of the Company's common stock at $.01 per share in the event of default and (ii) purchase 10% of the Company's common stock if the debt owing to them is not fully paid by December 31, 2007. Both such warrants and any common stock issued thereunder will be cancelled if the lender's outstanding debt is fully paid by December, 2007.

Dependence on Legacy and Recently Introduced Products and New Product Development. The Company's future results of operations are dependent on market acceptance of existing and future applications for the Company's current products and new products in development. The majority of sales continue to be provided by the Company's legacy products which represented approximately 85% of net sales in fiscal 2003. The Company anticipates that net sales from legacy products will decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

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

Customer Concentration. The Company's historical customers have consisted primarily of RBOCs, long distance service providers, wireless service providers, and Resellers who sell to these customers. The market for the services provided by the majority of these service providers has been influenced largely by the passage and interpretation of the Telecommunications Act of 1996. Service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. The ability of service providers to fund such expenditures often depends on their ability to budget or obtain sufficient capital resources. Over the past several years, resources made available by these customers for capital acquisitions have declined, particularly due to recent negative market conditions in the United States. If the Company's current or potential service provider customers cannot successfully raise the necessary funds, or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs may be adversely impacted which could materially adversely affect the Company's business, financial condition and results of operations.

A small number of customers have historically accounted for a majority of the Company's sales. Sales to the Company's top five customers accounted for 61% of sales in fiscal 2003. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. GDC expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2004, and possibly beyond. The loss of one or more of our service provider customers, such as occurred during the past three years through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results. A bankruptcy filing by one or more of the Company's major customers could materially adversely affect the Company's business, financial condition and results of operations.

Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales, and technical personnel. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. The Company does not have employment contracts with its key employees. The Company implemented significant cost and staff reductions in recent years which may make it more difficult to attract and retain key personnel. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to attract qualified personnel, could delay product development cycles or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. As a small number of customers have historically accounted for a majority of the Company's sales, order volatility by any of these major customers has had and may have an impact on the Company in the prior, current and future fiscal quarters and years.

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

All of the above factors are difficult for the Company to forecast, and these or other factors can materially and adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a certain extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will be able to be profitable on a quarterly or annual basis. In addition, the Company has had, and in some future quarter may have operating results below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See "Potential Volatility of Stock Price".

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

GDC May Require Additional Funding to Sustain Operations. The Company emerged from Chapter 11 bankruptcy on September 15, 2003. Under the plan of emergence, the Company plans to pay all creditors 100% of their allowed claims based upon a five year business plan. The ability to meet the objectives of this business plan is directly affected by the factors described in this section "Risk Factors". The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet our business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. The Company cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company is Controlled by a Small Number of Stockholders and Certain Creditors. In particular, Mr. Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 70% of the Company's outstanding shares of Class B stock. Furthermore, Mr. Modlin is also executor of the estate of Mr. Charles
P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such estate owns approximately 27% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors. The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which may be (and has been) designated by the Creditors Committee (and thereafter the Trustee). The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full. In addition, until the Company's primary secured loan obligations are paid in full, the primary secured lender, Ableco Finance LLC ("Ableco") is entitled to designate three directors and, upon default in its loan, its affiliate shall have the right under the two warrants it holds, to (i) acquire from 5% to 51% of the outstanding Common Stock depending on the amount of the outstanding secured debt at such time and (ii) acquire 10% of the outstanding common stock on a diluted basis. If Ableco's loan is not repaid in full by September 15, 2006, the Trustee may designate two more directors, and in the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Trustee shall be entitled to select a majority of the Board of Directors. Accordingly, in the absence of a default under Ableco's loan, or a payment default under the Debentures, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock, Ableco and the Trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company. This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's common stock, thereby making it less likely that a stockholder will receive a premium in any sale of shares. To date, the holders of the 9% Preferred Stock and Ableco have not designated any directors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that impacts our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. Historically the Company has had little or no exposure to market risk for changes in foreign currency exchange rates as measured against the United States dollar, except to the extent the Company invoices customers in foreign currencies and is, therefore, subject to foreign currency exchange rate risk on any individual invoice while it remains unpaid, a period that normally is less than 90 days. At December 31, 2003 the Company had net accounts receivable denominated in Canadian dollars of approximately $1,855,000 (equivalent to approximately 1,432,000 U.S. dollars).

The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2003, the additional interest expense would be approximately $1.5 million annually. However, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

ITEM 4. CONTROLS AND PROCEDURES

For the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective to ensure the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period covered by this Quarterly Report on From 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Index:

Exhibit Number    Description of Exhibit
-------------     ----------------------
31.1              Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on From 8-K

During the quarter ended December 31, 2003, reports on Form 8-K were filed as follows:

      (i) A report on Form 8-K dated October 8, 2003 advising that the Company's independent accountants, PricewaterhouseCoopers LLP ("PwC"), had declined to stand for re-election as the Company's independent accountants for the year ended September 30, 2003.

      (ii) A report on Form 8-K dated October 16, 2003 advising that PwC had declined to stand for re-election as the independent accountants for the Company's 401(k) plan.

      (iii) A report on Form 8-K dated November 4, 2003 containing information on awards, grants and options authorized by the Company's Stock Option Committee pursuant to the Company's 2003 Stock and Bonus Plan.

      (v) A report on Form 8-K dated November 10, 2003 advising of the retention of Eisner LLP as the Company's independent accountants for the year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GENERAL DATACOMM INDUSTRIES< INC.

                                   /s/ William G. Henry
February 13, 2004                  ---------------------------------
-----------------                  William G. Henry
                                   Vice President, Finance and Administration
                                   Chief Financial Officer