Form 10-Q
period 2004-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 2004-05-14
CIK 40518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004      Commission File number 1-8086


                        GENERAL DATACOMM INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              06-0853856
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                  6 Rubber Avenue, Naugatuck, Connecticut 06770
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (203) 729-0271
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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



         Number of shares of Common Stock and Class B Stock outstanding as of April 30, 2004:

                        3,303,872 Shares of Common Stock
                         664,978 Shares of Class B Stock

                        GENERAL DATACOMM INDUSTRIES, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I    FINANCIAL INFORMATION                                             Page
------                                                                      ----

Item 1.   Financial Statements (unaudited):
            Condensed Consolidated Balance Sheets as of
              March 31, 2004 and September 30, 2003.........................  3
            Condensed Consolidated Statements of Operations for
              the Three Months and Six Months Ended March 31, 2004 and 2003.  4
            Condensed Consolidated Statements of Cash Flows for
              the Three Months and Six Months Ended March 31, 2004 and 2003.  5
            Notes to the Condensed Consolidated Financial Statements........  6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 10

Item 3.   Quantitative and Qualitative Disclosures about
            Market Risk..................................................... 25

Item 4.   Controls and Procedures........................................... 26

PART II   OTHER INFORMATION
-------

Item 5.   Exhibits and Reports on Form 8-K.................................. 27

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        General DataComm Industries, Inc.
                      Condensed Consolidated Balance Sheets
                          (in thousands except shares)


                                                        2004       September 30,
                                                    (Unaudited)        2003*
--------------------------------------------------------------------------------
Assets:
Current assets:
  Cash and cash equivalents                          $     998      $    2,113
  Restricted cash                                           --             325
  Accounts receivable, less allowance for
    doubtful accounts of $677 at March and
    $514 at September                                    3,712           3,431
  Notes receivable, net                                     25             136
  Inventories                                            4,580           4,744
  Other current assets                                     370             877
--------------------------------------------------------------------------------
Total current assets                                     9,685          11,626
================================================================================
Property, plant and equipment, net                       4,244           4,309
Other assets                                                --               4
--------------------------------------------------------------------------------
Total Assets                                         $  13,929      $   15,939
================================================================================
Liabilities and Stockholders' Deficit:
Current liabilities:
  Current portion of long-term debt                  $   3,000      $    3,000
  Accounts payable                                       1,688           1,579
  Accrued payroll and payroll-related costs                651           1,104
  Other current liabilities                              7,012           7,544
--------------------------------------------------------------------------------
Total current liabilities                               12,351          13,227
================================================================================
Long-term debt, less current portion                    35,431          36,817
Other liabilities                                        2,976           2,654
--------------------------------------------------------------------------------
                                                        50,758          52,698
================================================================================
Commitments and contingencies                               --              --

Redeemable 5% preferred stock, par value
  $1.00 per share; issued and outstanding:
  no shares at March 31 and 73,000 shares
  at September 30                                           --           1,825
--------------------------------------------------------------------------------
Stockholders' deficit:
  Preferred stock, par value $1.00 per share,
    2,000,000 shares authorized, none
    outstanding; 9% preferred stock, par value
    $1.00 per share, 800,000 shares authorized,
    787,900 shares issued and outstanding;
    $26.3 million liquidation preference at
    March 31, 2004                                         788             788
  Class B common stock, par value $.01 per
    share, 10,000,000 shares authorized;
    664,978 shares issued and outstanding                    7               7
  Common stock, par value $.01 per share,
    50,000,000 shares authorized; 3,305,833
    shares issued                                           33              33
  Capital in excess of par value                       198,312         196,487
  Accumulated deficit                                 (235,824)       (235,754)
  Common stock held in treasury, at cost;
    1,961 shares                                          (145)           (145)
================================================================================
Total Stockholders' Deficit                            (36,829)        (38,584)
================================================================================
Total Liabilities and Stockholders' Deficit          $  13,929      $   15,939
================================================================================

* Derived from the Company's audited consolidated balance sheet at September 30, 2003.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)
                        (in thousands except share data)

                                                    Three Months Ended             Six Months Ended
                                                        March 31,                     March 31,
                                                --------------------------    --------------------------
                                                   2004           2003           2004           2003
--------------------------------------------------------------------------------------------------------
Net sales                                       $     4,094    $     5,983    $     9,195    $    10,839
Cost of sales                                         1,696          3,014          3,875          5,283
--------------------------------------------------------------------------------------------------------
Gross profit                                          2,398          2,969          5,320          5,556

Operating expenses:
  Selling, general and administrative                 1,693          1,676          3,602          3,453
  Research and product development                      687            761          1,454          1,550
--------------------------------------------------------------------------------------------------------
                                                      2,380          2,437          5,056          5,003

Operating  income                                        18            532            264            553

Other income (expense):
  Interest expense                                     (886)        (1,110)        (1,790)        (2,266)
  Gain on legal settlement                               --             --             --          2,450
  Other, net                                             41            120            137            173
--------------------------------------------------------------------------------------------------------
                                                       (845)          (990)        (1,653)           357

Income (loss) before reorganization items
  and income taxes                                     (827)          (458)        (1,389)           910
--------------------------------------------------------------------------------------------------------
Reorganization items:
      Professional fees                                  --            686             --          1,137
      Claims settlements                              1,330              6          1,330              6
--------------------------------------------------------------------------------------------------------
Income (loss)  before income taxes                      503         (1,138)           (59)          (221)

Income tax provision                                      6             37             11             74
--------------------------------------------------------------------------------------------------------
Net income (loss)                                       497            (70)          (295)        (1,175)

Less: dividends applicable to preferred stock          (443)          (478)          (894)          (956)
--------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common and
  Class B stock                                 $        54    $    (1,653)   $      (964)   $    (1,251)
========================================================================================================
Basic and diluted earnings (loss) per share     $       .01    $     (0.49)   $     (0.24)   $     (0.37)
--------------------------------------------------------------------------------------------------------
Weighted average number of common and
  Class B shares outstanding:
      Basic                                       3,968,850      3,400,138      3,963,668      3,400,138
      Diluted                                     4,162,687      3,400,138      3,963,668      3,400,138
========================================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                      Three Months Ended     Six Months Ended
                                                          March 31,             March 31,
                                                      ------------------    ------------------
                                                       2004       2003       2004       2003
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                     $   497    $(1,175)   $   (70)   $  (295)
Adjustments to reconcile net income (loss) to net
  cash (used) provided by operating activities:
    Depreciation and amortization                          49         45         94         90
    Gains on claim settlements                         (1,330)        --     (1,330)        --
    Changes in:
      Accounts receivable                                 313       (403)      (281)       (97)
      Inventories                                          86        767        164        657
      Accounts payable                                    159       (328)       109         61
      Accrued payroll and payroll-related costs          (185)       175       (360)        73
      Other net current assets                           (285)       405          1      1,042
      Other net long-term assets                          643          3        928          8
----------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities          (53)      (511)      (745)     1,539
==============================================================================================
Cash flows from investing activities:
  Acquisition of property, plant and equipment, net       (14)        (2)       (29)        (6)
  Notes receivable collections                             --        489        111        857
----------------------------------------------------------------------------------------------
Net cash (used) provided by investing activities          (14)       487         82        851
==============================================================================================
Cash flows from financing activities:
  Proceeds from notes payable to related parties          500         --      1,100         --
  Principal payments on term loan obligation, net        (823)      (622)    (1,877)    (3,683)
----------------------------------------------------------------------------------------------
Net cash used by financing activities                    (323)      (622)      (777)    (3,683)
==============================================================================================
Net decrease in cash and cash equivalents                (390)      (646)    (1,440)    (1,293)

Cash and cash equivalents, beginning of period          1,388      2,588      2,438      3,235
----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period              $   998    $ 1,942    $   998    $ 1,942
==============================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                         $   244    $ 1,110    $   501    $ 2,266
     Income taxes                                     $     1    $    --    $    17    $    --
     Reorganization items                             $   160    $   326    $   413    $ 1,121
==============================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        GENERAL DATACOMM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1 - Basis of Presentation, Liquidity and Recent Developments

         The accompanying unaudited interim condensed consolidated financial statements of General DataComm Industries, Inc. (the "Company" or "GDC") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results which may be achieved for the entire fiscal year ending September 30, 2004. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2003 as filed with the Securities and Exchange Commission

         The accompanying condensed consolidated financial statements were prepared on the basis that the Company will continue as a going concern. The Company has no current line of credit and limited ability to borrow additional funds. In recent months it has had to rely on loans from related parties (see
Note 4) in order to meet its payment obligations to senior secured lenders. It must therefore fund operations from cash balances and cash generated from operations to pay expenses and monthly payments of principal and interest (currently such principal and interest total approximately $320,000 each month) under its loan and security agreement. At March 31, 2004 the Company had significant outstanding long-term debt obligations ($38.4 million) and priority tax claims ($2.1 million), along with interest thereon. The Company is also required under its loan and security agreement to meet an "EBITDA" (earnings before interest, taxes, depreciation and amortization) financial covenant to avoid an event of default. The Company met the covenant requirement for the quarter-ended March 31, 2004 due in large part to resolution of creditors' claims in the Company's favor in the bankruptcy court. While the Company currently believes that it will also meet the EBITDA covenant requirement for the quarter ending June 30, 2004, there can be no assurance that such covenant will be met for that quarter or thereafter. The failure to meet the covenant requirement may result in a default in which case the senior secured lenders may accelerate payment of the outstanding debt due to them ($15.4 million at March 31, 2004) and have the right to foreclose on their security interests.

In fiscal 2003 and 2002, operations were funded primarily through cash balances on hand and cash generated from operations. Proceeds realized from sales and liquidations of non-core assets were required to pay down the secured debt. In prior years the Company had obtained cash from a combination of loans, convertible debt, and sales of common and preferred stock.

As a result of the Company's potential liquidity and cash flow risks, the Company's independent auditors for fiscal 2003 expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's financial statements.

Management has responded to such risks as part of an ongoing strategy by restructuring the Company's sales force, increasing factory and office shutdown time, containing expenses and reducing the size of the employee workforce. In addition and as mentioned above, from December 30, 2003 through March 31, 2004 the Company obtained an aggregate of $1,100,000 from loans from related parties to be used for general purposes and specifically, to make required payments to the Company's secured lenders (see Note 4). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

While the Company is aggressively pursuing opportunities and corrective actions, there can be no assurance that the Company will be successful in its efforts to generate sufficient cash from operations or obtain additional funding sources. The Company's condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Recent Developments
-------------------

The Company experienced a slow-down in customer orders in the six months ended March 31, 2004 and through the filing date of this report, primarily from its customer base of large telecommunication carriers. This has resulted in lower revenues in subsequent months.

In response to the lower revenues, on February 11, 2004 the Company announced to employees cost reduction actions, including for all employees a reduction in the work-week to approximately four days or approximately 20% wage or salary reductions for all employees. Such actions were taken to conserve cash and jobs during this slow period. Effective April 19, 2004, a majority of employees were returned to full-time status with a 10% salary reduction.

Note 2 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common and Class B shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period. In computing diluted earnings per share, the average price of the Company's common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued. The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three and six months ended March 31, 2004 and 2003 (in thousands, except shares and per share data):

                                                                  Three Months             Ended Six Months Ended
                                                                    March 31,                     March 31,
                                                           --------------------------    --------------------------
                                                               2004           2003           2004           2003
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $       497    $    (1,175)   $       (70)   $      (295)
  Less: dividends applicable to preferred stock                   (443)          (478)          (894)          (956)
===================================================================================================================
Net income (loss) applicable to common and Class B stock   $        54    $    (1,653)   $      (964)   $    (1,251)
===================================================================================================================
Weighted average number of common and Class B
  shares outstanding:
    Basic                                                    3,968,850      3,400,138      3,963,668      3,400,138
    Effect of potential common stock
      from the exercise of stock options                       193,837             --             --             --
-------------------------------------------------------------------------------------------------------------------
    Diluted                                                  4,162,687      3,400,138      3,963,668      3,400,138
===================================================================================================================
Basic and diluted earnings (loss) per share                $       .01    $     (0.49)   $     (0.24)   $     (0.37)
-------------------------------------------------------------------------------------------------------------------
Number of  shares subject to option excluded
  from computation of diluted earnings per share because
  their effect is anti-dilutive                                 87,260         53,824        281,490         53,824
===================================================================================================================

Other outstanding securities not included in the computation of earnings (loss) per share include convertible preferred stock the impact of which impact is anti-dilutive on reported earnings per share, and contingent warrants granted to secured lenders which are issuable only in the event of a default or of certain payment terms not being met (for further discussion of these items, see Note 6 in Item 8 of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2003 as filed with the Securities and Exchange Commission).

Note 3 - Inventories

Inventories consist of (in thousands):

                                                   March 31,   September 30,
                                                     2004          2003
----------------------------------------------------------------------------
Raw materials                                       $1,364       $ 1,674
Work-in-process                                      1,410         1,501
Finished goods                                       1,806         1,569
----------------------------------------------------------------------------
                                                     $4,580       $ 4,744
============================================================================

Inventories are stated at the lower of cost or market using the first-in, first out method. Reserves in the amount of $3,554,000 and $4,177,000 were recorded at March 31, 2004 and September 30, 2003, respectively, for excess and obsolete inventories. The inventory reserve decreased due to the write-off of certain obsolete inventories.

Note 4 - Long-Term Debt

Long-term debt consists of (in thousands):         March 31,   September 30,
                                                     2004          2003
----------------------------------------------------------------------------
Term Obligation                                    $ 12,899      $ 14,775
PIK Obligation                                        2,500         2,500
Notes Payable to Related                              1,100            --
Parties                                              38,431        39,817
Debentures                                           21,932        22,542
----------------------------------------------------------------------------
Less current portion                                  3,000         3,000
----------------------------------------------------------------------------
                                                   $ 35,431      $ 36,817
----------------------------------------------------------------------------

Long-term debt matures in amounts totaling $3,000,000 in each of fiscal 2003 and 2004, $4,100,000 in fiscal 2005, $3,000,000 in each of fiscal 2006 and 2007, and
$22,331,000 in fiscal 2008. The decrease in the Debentures was due to the Company settling claims through the bankruptcy proceedings.

Term Obligation, PIK Obligation and Debentures

Under the terms of the loan and security agreement which became effective September 15, 2003, minimum payments under the Term Obligation are $250,000 per month, or $3,000,000 per year, and interest is payable monthly at the annual rate of 7.25% through December 31, 2003, and thereafter at the greater of (i) 7.25% and (ii) the prime rate plus 2.5%. In addition, proceeds from the potential sales of non-core assets and certain other proceeds must be used to reduce the term obligation.

The Company also entered into a loan in the original principal amount of $5 million, subject to adjustment, due December 31, 2007 (the "PIK Obligation"). Interest accrues at the same rates as the Term Obligation. The outstanding principal and accrued interest thereon shall be forgiven in increments of $1.25 million if payments on the Term Obligation are made in the amount of $5 million by June 30, 2003, of $10 million by December 31, 2003, of $15 million by June 30, 2004 and the balance by December 31, 2004. Since by September 30, 2003 payments on the Term Obligation of more than $10 million were made, the current balance owing on the PIK Obligation was reduced to $2.5 million, plus accrued interest, in the accompanying condensed consolidated balance sheets at September

30, 2003 and March 31, 2004. Debentures with principal and interest due in fiscal 2008 were issued to unsecured creditors as part of the Company's Plan of Reorganization.

For further details of the loan and security agreement and a description of the Term Obligation, PIK Obligation and Debentures, see Note 6, "Reorganization Plan and Emergence from Chapter 11" included in Item 8 of the Company's annual report on Form 10-K for the year ended September 30, 2003 as filed with the Securities and Exchange Commission.

Convertible Note to Related Parties

On December 30, 2003, pursuant to authorization by the Board of Directors and amendment of the New Loan Agreement, the Company borrowed $300,000 from each of Howard S. Modlin, Chairman of the Board, and John L. Segall, a Director, for working capital purposes. The loans are for two years payable on December 29, 2005 and bear interest at the rate of 10% per annum payable monthly accruing immediately, but with payments commencing May 1, 2004. The notes are convertible at the option of the holder into common stock at a conversion price of $2.12 per share and are secured by all the assets of the Company subordinate to the first lien of the Company's senior lenders who hold the Term and PIK obligations. Any shares issued on conversion will not be registered and must be held for investment without a view to distribution. Additional secured loans subordinate to the first lien of the Company's senior lenders, of $125,000 each, were made by Messrs. Modlin and Segall on March 1, 2004 and March 31, 2004 or an aggregate of $250,000 each and $500,000 in the aggregate. Such loans are likewise for two years payable respectively on February and March 31, 2006 with payment of interest accruing immediately, but commencing on July 1, 2004 and August 1, 2004, respectively, and convertible into common stock at $.8625 and $.5625 per share respectively.

Note 5 - Accounting for Stock-Based Compensation

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

Proforma results, representative of financial results which would have been reported by the Company if it had adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, are summarized below:

                                       Three Months               Six Months
                                      Ended March 31,          Ended March 31,
                                    ------------------       ------------------
                                   (Amounts in thousands, except per share data)

                                      2004       2003          2004       2003
-------------------------------------------------------------------------------
Net income (loss), as reported      $   497    $(1,175)      $   (70)   $  (295)
Less: total stock-based employee
      compensation expense
      determined under fair value
      based method for all awards,
      net of related tax effects        (22)       (19)          (45)       (41)
-------------------------------------------------------------------------------
Proforma net income (loss)              475     (1,194)         (115)      (336)
Less: dividends applicable to
      preferred stock                  (443)      (478)         (894)      (956)
-------------------------------------------------------------------------------
Proforma net income (loss)
  applicable to common and
  Class B stock                     $    32    $(1,672)      $(1,009)   $(1,292)
===============================================================================
Proforma  basic and diluted
  earnings (loss) per share         $   .01    $ (0.49)      $ (0.25)   $ (0.38)
===============================================================================

The Black-Scholes method was used to compute the proforma amounts presented above. No material stock options or other stock-based employee compensation awards were granted to employees in the three and six month periods ended March 31, 2004 and 2003.

Note 6 - Conversion of 5 % preferred stock

On November 5, 2003, the holder of the remaining 73,000 shares of 5% Preferred Stock surrendered such shares for conversion into 27,097 shares of the Company's Common Stock, which surrender and conversion had the effect of increasing capital in excess of par value and reducing stockholders' deficit by $1,825,000.

Note 7 - Related Party Transactions

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman, Celler Spett & Modlin, P.C. ("WCSM") to whom the Company was indebted for legal services in excess of $2,179,000 for work performed prior to November 2001 and in settlement for which the Company issued subordinated debentures. WCSM had filed a claim in the Company's bankruptcy proceedings for $294,000 for work performed between November 2001 and September 15, 2003 during the Company's bankruptcy proceedings which was approved and authorized by the bankruptcy court subsequent to September 30, 2003. The Company has accrued additional estimated WCSM legal fees in the amount of $150,000 for the six months ended March 31, 2004. None of these legal fees have as yet been paid to WCSM for services rendered to the Company. Furthermore, the Company was indebted to Mr. Modlin for fees for Company director meetings he attended prior to November 2001 for which he received subordinated debentures in the total amount of $16,400.

On September 30, 2003 the Stock Option Committee of the Board of Directors awarded Mr. Modlin 459,268 shares of the Company's Class B stock and Lee M. Paschall and John L. Segall, Directors, 25,000 shares each of the Company's Common Stock, all subject to registration restrictions. Messrs. Segall and Paschall respectively received subordinated debentures in the total amount of $19,900 and $17,900 in payment for directors fees for Company director meetings they attended prior to November 2001. In addition, Messrs, William G. Henry, Vice President, Finance and Administration, and George M. Gray, Vice President, Manufacturing and Engineering, are scheduled to receive subordinated debentures for past services and bonuses in the amounts of $125,000 and $50,000, respectively.

See Note 4 regarding loans made to the Company by Messrs. Howard Modlin and John L. Segall.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notice Concerning Forward-Looking Statements

The following Management's Discussion and Analysis contains "forward-looking statements" within the meaning of the federal securities laws, including forward-looking statements regarding future sales of our products to our customers, inventory levels, expectations regarding our operating expenses, gross margins, working capital and expenditure requirements and operating requirements. In some cases, forward-looking statements can be identified by the use of terminology such as "may," will, "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. These statements are based on current expectations and projections about our industry and assumptions made by management and are not guarantees of future performance. Although Company management believes that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company's future financial condition, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in the "Risk Factors" section elsewhere in this report, as well as in the Company's annual report on Form 10-K for the year ended September 30, 2003 as filed with the Securities and Exchange Commission. Unless required by law, the Company undertakes no obligation to update any forward-looking statements or reasons why actual results may differ.

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

From 1994 through 2002, the Company incurred significant net losses and as of March 31, 2004 had an accumulated deficit of $235.8 million. A substantial portion of the Company's operating losses have resulted from costs incurred developing and marketing Asynchronous Transfer Mode ("ATM") technology in the former Broadband Systems Division ("BSD").

After implementing a number of restructuring and cost reduction programs in an attempt to better align the Company's operating cost structure with revenues, in 2001 three of the Company's business units were actively marketed for sale with the objective of reducing outstanding debt and providing additional liquidity.

Between June and August 2001, three of the Company's four operating divisions representing a significant portion of the assets of the Company, including BSD, were sold. However, due to the impact of a general economic downturn and a decline in the telecommunication industry in particular, the Company did not realize sufficient proceeds from the sales to satisfy its secured debtors. Revenues of divisions sold constituted 61% of consolidated revenues in fiscal 2001. By the end of fiscal 2001 the number of employees declined to 210 from 1,019 at the beginning of the year. Further cost-saving reductions were implemented in fiscal 2002 and 2003 which reduced headcount to 111 employees at September 30, 2003. The number of employees at March 31, 2004 was 108.

On November 2, 2001 General DataComm Industries Inc. and its domestic subsidiaries ("the Debtors") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. ss. 101 et seq. (the "Bankruptcy Code") of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Debtors continued in possession of their properties and the management of their business as debtors in possession pursuant to sections 1107 and 1108 of the Bankruptcy Code.

During the year ended September 30, 2002, and in the aftermath of the sales of its business units, the Debtors consolidated their remaining operations into the owned facility in Naugatuck, Connecticut, and downsized their staff and operating assets to more properly reflect current operating requirements for the one remaining business unit.

On April 29, 2003, the Debtors and their secured lenders (the "Lenders") filed their Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as amended, the "Plan") and accompanying disclosure statement (the "Disclosure Statement"), both of which set forth the consensual Chapter 11 plan that was agreed upon by and between the Lenders, the Creditors Committee and the Debtors. On June 24, 2003, the Court authorized the Debtors to commence the solicitation process for the approval of the Plan including mailing of the Disclosure Statement. On August 5, 2003, the Court entered an order confirming the Plan. The Plan became effective on September 15, 2003.

RESULTS OF OPERATIONS

Net Sales

                                Three Months            Six Months
                               Ended March 31,        Ended March 31,
                               ---------------        ---------------
         (in thousands)        2004       2003        2004       2003
                               ----       ----        ----       ----

         Net Sales            $4,094     $5,983      $9,195    $10,839

Net sales for the three months ended March 31, 2004 decreased 32% to $4,094,000 from $5,983,000 reported for the three months ended March 31, 2003. This decrease is attributable to lower unit sales to large telecommunication carrier customers, primarily Bell Canada and (through a distributor to) SBC Communications, Inc. Net sales for the six months ended March 31, 2004 decreased 15% to $9,195,000 from $10,839,000 for the same period of the prior year due primarily to lower unit sales to these same customers.

Net sales declined 20% sequentially from the quarter ended December 31, 2003 and reflects continued weakness in the Company's markets. This decline began in fiscal 2001 due to economic and industry-wide factors affecting the telecommunications industry, including financial constraints affecting customers and over-capacity in our customers' markets. The Company anticipates that the current reduced capital spending levels by its customers will continue to affect sales until there is an overall recovery in the telecommunications market, which market is not expected to significantly change in 2004. Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Profit

                                    Three Months            Six Months
                                   Ended March 31,        Ended March 31,
                                   ---------------        ---------------
         (in thousands)            2004       2003        2004       2003
                                   ----       ----        ----       ----

         Gross profit             $2,398     $2,969      $5,320     $5,556
         Percentage of revenues     58.6%     49.6%        57.9%      51.3%

Gross profit, as a percentage of sales, in the three months ended March 31, 2004 was 58.6% as compared to 49.6% in the three months ended March 31, 2003. The 9.0% increase in gross profit margin in the three months ended March 31, 2004 was attributable to the sale of obsolete inventories that had previously been written off (+4.5%), to lower material component and subcontractor assembly costs (+7.7%), to sales of higher margined products (+2.3%) offset in part by plant cost inefficiencies associated with lower sales volumes (-5.5%).

Gross profit, as a percentage of sales, in the six months ended March 31, 2004 increased 6.6% to 57.9% from 51.3% in the six months ended March 31, 2003, due to the sale of obsolete inventories that had previously been written off (+2.9%), to lower material component and subcontractor assembly costs (+5.2%), to sales of higher margined products (+1.0%) offset in part by plant cost inefficiencies associated with lower sales volumes (-2.5%).

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

Selling, General and Administrative

                                    Three Months            Six Months
                                   Ended March 31,        Ended March 31,
                                   ---------------        ---------------
         (in thousands)            2004       2003        2004       2003
                                   ----       ----        ----       ----

         Selling, general and
           administrative         $1,693     $1,676      $3,602     $3,453
         Percentage of sales        41.4%      28.0%       39.2%      31.9%

The Company's selling, general and administrative ("SG&A") expenses increased to $1,693,000, or 41.4% of sales in the three months ended March 31, 2004 from $1,676,000, or 28.0% of sales in the three months ended March 31, 2003. The 1.0%, or $17,000 increase in spending in the quarter ended March 31, 2004 was due to higher professional fees ($93,000) substantially offset by lower labor costs due to a shortened work week in effect in 2004, whereas the increase in the percentage of sales was primarily due to the lower base of sales in 2004 versus 2003.

For the six months ended March 31, 2004, SG&A increased to $3,602,000, or 39.2% of sales, from $3,453,000, or 31.9% of sales in the six months ended March 31, 2003. The 4.3%, or $149,000 increase in spending was due to higher sales force travel expenses, higher legal fees and the termination of a tenant's lease which had provided for operating expense reimbursements, all offset in part with lower labor costs resulting from cost containment actions.

Research and Product Development

                                    Three Months            Six Months
                                   Ended March 31,        Ended March 31,
                                   ---------------        ---------------
         (in thousands)            2004       2003        2004       2003
                                   ----       ----        ----       ----

         Research and product
           development            $  687     $  761      $1,454     $1,550
         Percentage of sales        16.8%      12.7%       15.8%      14.3%

Research and product development ("R&D") expenses decreased to $687,000 in the three months ended March 31, 2004 as compared to $761,000 in the three months ended March 31, 2003, due to lower labor costs resulting from a shortened work week implemented in 2004. However, due to the lower sales base, R&D as a percentage of sales increased to 16.8% from 12.7% in these same periods. For the same reason, R&D expenses for the six months ended March 31, 2004 decreased to $1,454,000 from $1,550,000 as compared to the comparable prior year period, while R&D as a percentage of sales increased to 15.8% as compared to 14.3% in the comparable prior year period.

Interest Expense

Interest expense decreased to $886,000 and $1,790,000 in the three and six months ended March 31, 2004, respectively, from $1,110,000 and $2,266,000 in the three and six months ended March 31, 2003, respectively, due to higher adequate protection payments made while the Company operated in Chapter 11 in the prior fiscal year.

Interest is currently required to be paid only on the Term Obligation, which interest payments amounted to $244,000 and $501,000 in the three and six months ended March 31, 2004, respectively, whereas interest is not currently paid on the PIK obligation, Debentures, convertible notes and priority tax claims.

Other Income (Expense)

Other income for the three months ended March 31, 2004 and 2003 was $41,000 and $120,000, respectively. The 2003 amount includes a $128,000 foreign duty refund.

Other income for the six months ended March 31, 2004 and 2003 was $137,000 and $2,623,000, respectively. The 2003 amount includes $2,450,000 from the settlement of legal claims in favor of the Company and a $128,000 foreign duty refund.

Reorganization Items

Reorganization items in both the three and six months ended March 31, 2004 include $1,330,000 in reduced claims from unsecured creditors in the Company's bankruptcy case due to challenges raised by the Company.

Reorganization items in the three and six months ended March 31, 2003 include professional fees of $686,000 and $1,137,000, respectively, associated with the Company's bankruptcy proceedings, primarily related to the Company's unaffiliated legal advisors and the Creditors' Committee's legal and financial advisors.

Provision for Income Taxes

No federal income tax provisions or tax benefits were provided in the three and six months ended March 31, 2004 and 2003 due to the valuation allowance provided against the net change in deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years. The Company has federal tax credit and net operating loss carryforwards of approximately $12.2 million and $210.5 million, respectively, as of September 30, 2003. Income tax provisions for the three and six months ended March 31, 2004 and 2003 reflect estimated minimum state taxes.

Liquidity and Capital Resources
                                                March 31,    September 30,
(in thousands)                                    2004           2003
                                                ---------    -------------

Cash and cash equivalents                       $    998      $  2,113
Working capital (deficit)                         (2,666)       (1,601)
Total assets                                      13,929        15,939
Long-term debt, including current portion         38,431        39,817
Total liabilities (excluding redeemable
  preferred stock)                                50,758        52,698

                                       Three Months            Six Months
                                      Ended March 31,        Ended March 31,
                                      ---------------        ---------------
    (in thousands)                    2004       2003        2004       2003
                                      ----       ----        ----       ----

    Net cash provided (used) by:
      Operating activities             (53)      (511)       (745)     1,539
      Investing activities             (14)       487          82        851
      Financing activities            (323)      (622)       (777)    (3,683)

Note: Significant risk factors exist due to the Company's limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See "Risk Factors" below for further discussion.

Cash Flows

Net cash used by operating activities totaled $745,000 for the six months ended March 31, 2004 compared to net cash provided by operating activities of $1,539,000 for the six months ended March 31, 2003. Net cash used by operating activities in the current period was due to a net loss before depreciation and amortization and before gains on claims settlements of $1,306,000 compared to a loss of $205,000 in the comparable period in the prior year. The increase in accounts receivable used cash of $281,000 for the six months ended March 31, 2004 compared to $97,000 in the comparable period in the prior year. The decrease in inventories for the six months ended March 31, 2004 provided $164,000 of cash compared to cash provided in the same period last year of $657,000. Accounts payable increased $109,000 in the six-month period ended March 31, 2004 compared to an increase of $61,000 in the comparable period in the prior fiscal year The decrease in accrued payroll due to the timing of payrolls used cash of $360,000 for the six months ended March 31, 2004 compared to cash provided in the same period last year of $73,000. Other changes in the six-month period ended March 31, 2003 included an increase in accrued interest of $1,207,000 primarily for debentures due in 2008, a reduction in accrued professional fees of $781,000 due to payments made for audit and legal work, and a decrease of $503,000 in other net assets. Other changes in the six-month period ended March 31, 2003 included a decrease of $424,000 in assets of discontinued operations, receipt of a customer deposit in the amount of $144,000 and a decrease of $474,000 in other net assets.

Cash provided by investing activities was $82,000 for the six months ended March 31, 2004 compared to $851,000 for the six months ended March 31, 2003. The funds provided by investing activities during the six months ended March 31, 2004 were the result of collections of notes receivable of $111,000, offset by $29,000 used for purchases of property, plant and equipment. For the six months ended March 31, 2003, collections of notes receivable were $857,000 offset by $6,000 used for purchases of property, plant and equipment.

Cash used in financing activities was $777,000 for the six months ended March 31, 2004 as compared to $3,683,000 for the six months ended March 31, 2003. Payments on the term loan obligation were $1,877,000 and $3,683,000 for the six months ended March 31, 2004 and 2003, respectively. Proceeds from the issuance of notes payable to related parties provided $1,100,000 of cash in the six months ended March 31, 2004.

Liquidity

The Company has no current line of credit and limited ability to borrow additional funds and in recent months has had to rely upon loans from related parties in order to meet its payment obligations to senior secured lenders. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of professional fees and monthly payments of principal and interest (currently such principal and interest total approximately $320,000 each month) under its loan and security agreement. Furthermore, at March 31, 2004 the Company had significant outstanding long-term debt obligations ($38.4 million) and priority tax claims ($2.1 million), along with interest thereon.

The Company's failure to make required payments under its loan and security agreement would constitute an event of default. In addition, the Company is required to meet an "EBITDA" (earnings before interest, taxes, depreciation and amortization) financial covenant to avoid an event of default.

The ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described below in the section titled "Risk Factors". There can be no assurance that the Company will be able to avoid a default on its loan and security agreement. The Company met the covenant requirement for the quarter ended March 31, 2004 due in large part to resolution of creditors' claims in the Company's favor in bankruptcy court. While the Company currently believes that it will also meet the EBITDA covenant requirement for the quarter ending June 30, 2004, there can be no assurance that such covenant will be met for that quarter or thereafter. The failure to meet the covenant requirement may result in a default in which case the senior secured lenders may accelerate payment of the outstanding debt ($15.4 million at March 31, 2004) and have the right to foreclose on their security interests which likely would require the Company to again file for bankruptcy protection.

The Company emerged from Chapter 11 bankruptcy on September 15, 2003. Under the plan of emergence, the Company plans to pay all creditors 100% of their allowed claims based upon a five year business plan. The ability to meet the objectives of this business plan is directly affected by the factors described in the "Risk Factors Section". The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet its business plan objectives. In addition, in order to effectuate the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. The Company cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of its technologies or that would significantly dilute its stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

In fiscal 2003 and 2002, operations were funded primarily through cash generated from operations. Proceeds realized from sales and liquidations of non-core assets were required to pay down the secured debt. In prior years the Company had obtained cash from a combination of loans, convertible debt, and sales of common and preferred stock.

At March 31, 2004 the Company's principal source of liquidity included cash and cash equivalents of approximately $1.0 million compared to $2.1 million at September 30, 2003. At March 31, 2004, the Company's working capital was a deficit of approximately $2.7 million.

The Company has significant unpaid professional fees (approximately $0.9 million) at March 31, 2004 that are expected to be paid in fiscal 2004. These include independent auditors' fees, and remaining bankruptcy professional fees. In order to meet these and other future payments, the Company's financial projections anticipate that revenue growth combined with minimal inventory and capital asset investment will be required to sustain operations.

Because operating results fluctuate significantly due to decreases in customer demand or decreases in the acceptances of our future products, the Company may be unable to generate positive cash flow from operations. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company. See the section titled "Risk Factors".

As a result of the potential liquidity and cash flow risks described above, the Company's independent auditors for fiscal 2003 expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's financial statements. Management has responded to such risks as part of an ongoing strategy by restructuring its sales force, increasing factory and office shutdown time, containing expenses and reducing the size of the employee workforce (see the "Recent Developments" section of Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q). In addition, on December 30, 2003 the Company obtained $600,000 in loans from related parties to be used for working capital and general purposes and an additional $250,000 on each of March 1, 2004 and March 31, 2004 (see Note 4 of the Notes to Consolidated Financial Statements included in Item 1 in this Form 10-Q). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

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

At March 31, 2004 and September 30, 2003, real estate represents the only significant remaining long-lived asset that has not been fully impaired.

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

Allowance for Doubtful Accounts. The Company estimates losses resulting from the inability of its customers to make payments for amounts billed. The collectability of outstanding invoices is continually assessed. Assumptions are made regarding the customer's ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should our actual experience with respect to collections differ from these assessments, there could be adjustments to our allowance for doubtful accounts.

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

         Limited Financial Resources and Risk of Default. The Company has virtually no current ability to borrow additional funds. It must, therefore, substantially fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of professional fees and monthly payments of principal and interest (currently such principal and interest totals approximately $320,000 per month) under its new loan agreement. Furthermore, the Company has significant long-term debt obligations outstanding (approximately $38.4 million).

The Company's failure to make required payments under the new loan agreement would constitute an event of default. In addition, the Company is required to meet a minimum quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) financial covenant of $1,100,000 starting with the quarter ended March 31, 2004 in order to avoid an event of default.

The ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described elsewhere in this section on "Risk Factors".

There can be no assurance that the Company will be able to avoid a default on the new loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($15.4 million at March 31, 2004) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection. In addition, the Company's new loan agreement provides the lenders with warrants to (i) purchase up to 51% of the Company's common stock at $.01 per share in the event of default and (ii) purchase 10% of the Company's common stock if the debt owing to them is not fully paid by December 31, 2004. Both such warrants and any common stock issued thereunder will be cancelled if the lender's outstanding debt is fully paid by December 31, 2007.

         Dependence on Legacy and Recently Introduced Products and New Product Development. The Company's future results of operations are dependent on market acceptance of existing and future applications for the Company's current products and new products in development. The majority of sales continue to be provided by the Company's legacy products, primarily our DSU/CSU, V.34 lines which represented approximately 85% of net sales in fiscal 2003. The Company anticipates that net sales from legacy products will decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

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

         The Company is Controlled by a Small Number of Stockholders and Certain Creditors. Mr. Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 70% of the Company's outstanding shares of Class B stock. Furthermore, Mr. Modlin is also executor of the estate of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such estate owns approximately 27% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors. The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which may be (and has been) designated by the Creditors Committee (and thereafter the Trustee). The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full. In addition, until the Company's primary secured loan obligations are paid in full, the primary secured lender, Ableco Finance LLC ("Ableco") is entitled to designate three directors and, upon default in its loan, its affiliate shall have the right under the two warrants it holds, to (i) acquire from 5% to 51% of the outstanding Common Stock depending on the amount of the outstanding secured debt at such time and (ii) acquire 10% of the outstanding common stock on a diluted basis. If Ableco's loan is not repaid in full by September 15, 2006, the Trustee may designate two more directors, and in the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Trustee shall be entitled to select a majority of the Board of Directors. Accordingly, in the absence of a default under Ableco's loan, or a payment default under the Debentures, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock, Ableco and the Trustee in a contested election for directors and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company. This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's common stock, thereby making it less likely that a stockholder will receive a premium in any sale of shares. To date, the holders of the 9% Preferred Stock and Ableco have not designated any directors.

ITEM 3.  QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that impacts our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. Historically the Company has had little or no exposure to market risk for changes in foreign currency exchange rates as measured against the United States dollar, except to the extent the Company invoices customers in foreign currencies and is, therefore, subject to foreign currency exchange rate risk on any individual invoice while it remains unpaid, a period that normally is less than 90 days. At March 31, 2004 the Company had net accounts receivable denominated in Canadian dollars of approximately $1,194,837 (equivalent to approximately $911,302 U.S. dollars).

The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2004, the additional interest expense would be approximately $1.4 million annually. However, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

ITEM 4.  CONTROLS AND PROCEDURES

For the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective to ensure the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits Index:

Exhibit Number    Description of Exhibit
--------------    ----------------------

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

         During the quarter ended March 31, 2004, reports on Form 8-K were filed as follows:

         (i) A report on Form 8-K dated January 8, 2004 advising that the Company borrowed $300,000 from each of Howard S. Modlin, Chairman of the Board, and John L. Segall, a Director, for working capital purposes.

         (ii) A report on Form 8-K dated March 3, 2004 advising that the Company borrowed an additional $125,000 from each of Howard S. Modlin, Chairman of the Board and John L. Segall, a Director, for replacement of senior indebtedness being repaid with the $250,000 aggregate proceeds.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GENERAL DATACOMM INDUSTRIES INC.


May 14, 2004                         /s/ WILLIAM G. HENRY
------------                         -------------------------------------------
                                     William G. Henry
                                     Vice President, Finance and Administration
                                     Chief Financial Officer