Form 10-Q/A
period 2004-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 2004-05-20
CIK 40518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Item 3.   Quantitative and Qualitative Disclosures about
            Market Risk..................................................... 25

Item 4.   Controls and Procedures........................................... 26

PART II   OTHER INFORMATION
-------

Item 5.   Exhibits and Reports on Form 8-K.................................. 27


EXPLANATORY NOTE:

         This Form 10-Q/A Amendment is being filed to correct financial statements and footnotes for numbers that were inadvertently transposed.

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

                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)
                        (in thousands except share data)

                                                    Three Months Ended             Six Months Ended
                                                        March 31,                     March 31,
                                                --------------------------    --------------------------
                                                   2004           2003           2004           2003
--------------------------------------------------------------------------------------------------------
Net sales                                       $     4,094    $     5,983    $     9,195    $    10,839
Cost of sales                                         1,696          3,014          3,875          5,283
--------------------------------------------------------------------------------------------------------
Gross profit                                          2,398          2,969          5,320          5,556

Operating expenses:
  Selling, general and administrative                 1,693          1,676          3,602          3,453
  Research and product development                      687            761          1,454          1,550
--------------------------------------------------------------------------------------------------------
                                                      2,380          2,437          5,056          5,003

Operating  income                                        18            532            264            553

Other income (expense):
  Interest expense                                     (886)        (1,110)        (1,790)        (2,266)
  Gain on legal settlement                               --             --             --          2,450
  Other, net                                             41            120            137            173
--------------------------------------------------------------------------------------------------------
                                                       (845)          (990)        (1,653)           357

Income (loss) before reorganization items
  and income taxes                                     (827)          (458)        (1,389)           910
--------------------------------------------------------------------------------------------------------
Reorganization items:
      Professional fees                                  --           (686)            --         (1,137)
      Claims settlements                              1,330              6          1,330              6
--------------------------------------------------------------------------------------------------------
Income (loss)  before income taxes                      503         (1,138)           (59)          (221)

Income tax provision                                      6             37             11             74
--------------------------------------------------------------------------------------------------------
Net income (loss)                                       497         (1,175)           (70)          (295)

Less: dividends applicable to preferred stock          (443)          (478)          (894)          (956)
--------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common and
  Class B stock                                 $        54    $    (1,653)   $      (964)   $    (1,251)
========================================================================================================
Basic and diluted earnings (loss) per share     $       .01    $     (0.49)   $     (0.24)   $     (0.37)
--------------------------------------------------------------------------------------------------------
Weighted average number of common and
  Class B shares outstanding:
      Basic                                       3,968,850      3,400,138      3,963,668      3,400,138
      Diluted                                     4,162,687      3,400,138      3,963,668      3,400,138
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

Note 4 - Long-Term Debt

Long-term debt consists of (in thousands):         March 31,   September 30,
                                                     2004          2003
----------------------------------------------------------------------------
Term Obligation                                    $ 12,899      $ 14,775
PIK Obligation                                        2,500         2,500
Notes Payable to Related Parties                      1,100            --
Debentures                                           21,932        22,542
----------------------------------------------------------------------------
                                                     38,431        39,817
Less current portion                                  3,000         3,000
----------------------------------------------------------------------------
                                                   $ 35,431      $ 36,817
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


May 20, 2004                         /s/ WILLIAM G. HENRY
------------                         -------------------------------------------
                                     William G. Henry
                                     Vice President, Finance and Administration
                                     Chief Financial Officer