Form 10-Q
period 2004-06-30
GENERAL DATACOMM INDUSTRIES INC
filed 2004-08-12
CIK 40518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2004       Commission File number 1-8086


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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the Court. Yes [X] No [ ]


         Number of shares of Common Stock and Class B Stock outstanding as of July 30, 2004:

                        3,303,872 Shares of Common Stock
                          664,978 Shares of Class B Stock

                        GENERAL DATACOMM INDUSTRIES, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I       FINANCIAL INFORMATION                                          Page
------                                                                      ----

Item 1.      Financial Statements (unaudited):
               Condensed Consolidated Balance Sheets as of
                 June 30, 2004 and September 30, 2003.....................    3
               Condensed Consolidated Statements of Operations for
                 the Three Months and Nine Months Ended June 30, 2004
                 and 2003.................................................    4
               Condensed Consolidated Statements of Cash Flows for
                 the Three Months and Nine Months Ended June 30, 2004
                 and 2003.................................................    5
               Notes to the Condensed Consolidated Financial Statements...    6

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   11

Item 3.      Quantitative and Qualitative Disclosures about
               Market Risk................................................   26

Item 4.      Controls and Procedures......................................   27

PART II      OTHER INFORMATION
-------

Item 5.      Exhibits and Reports on Form 8-K.............................   27

                                          PART I. FINANCIAL INFORMATION

                                           ITEM 1. FINANCIAL STATEMENTS

                                        General DataComm Industries, Inc.
                                      Condensed Consolidated Balance Sheets
                                           (in thousands except shares)

                                                                                       June 30,     September 30,
                                                                                         2004           2003*
                                                                                      (Unaudited)
                                                                                      -----------   -------------
Assets:
Current assets:
  Cash and cash equivalents                                                            $     901     $    2,113
  Restricted cash                                                                             --            325
  Accounts receivable, less allowance for doubtful accounts of
    $572 at June 30, 2004 and $514 at September 30, 2003                                   2,770          3,431
  Notes receivable, net                                                                       25            136
  Inventories                                                                              4,102          4,744
  Other current assets                                                                       332            877
                                                                                       ---------     ----------
Total current assets                                                                       8,130         11,626
                                                                                       =========     ==========
Property, plant and equipment, net                                                         4,200          4,309
Other assets                                                                                  --              4
                                                                                       ---------     ----------
Total Assets                                                                           $  12,330     $   15,939
                                                                                       =========     ==========

Liabilities and Stockholders' Deficit:
Current liabilities:
  Current portion of long-term debt                                                    $   3,000     $    3,000
  Accounts payable                                                                         1,276          1,579
  Accrued payroll and payroll-related costs                                                  495          1,104
  Other current liabilities                                                                6,368          7,544
                                                                                       ---------     ----------
Total current liabilities                                                                 11,139         13,227
                                                                                       =========     ==========
Long-term debt, less current portion                                                      34,902         36,817
Other liabilities                                                                          3,008          2,654
                                                                                       ---------     ----------
                                                                                          49,049         52,698
                                                                                       =========     ==========

Commitments and contingencies                                                                 --             --

Redeemable 5% preferred stock, par value $1.00 per share; issued and outstanding: no shares at June 30, 2004 and 73,000 shares
  at September 30, 2003                                                                       --          1,825
                                                                                       ---------     ----------

Stockholders' deficit:
  Preferred stock, par value $1.00 per share, 2,000,000 shares
    authorized, none outstanding                                                              --             --
  9% Preferred stock, par value $1.00 per share, 800,000 shares
    authorized, 787,900  shares issued and  outstanding; $26.7                               788            788
    million liquidation preference at June 30, 2004
  Class B common stock, par value $.01 per share, 10,000,000 shares
    authorized;  664,978 shares issued and outstanding                                         7              7
  Common stock, par value $.01 per share, 50,000,000 shares authorized;
    3,305,833 shares issued                                                                   33             33
  Capital in excess of par value                                                         198,312        196,487
  Accumulated deficit                                                                   (235,714)      (235,754)
  Common stock held in treasury, at cost; 1,961 shares                                      (145)          (145)
                                                                                       =========     ==========
Total Stockholders' Deficit                                                              (36,719)       (38,584)
                                                                                       =========     ==========
Total Liabilities and Stockholders' Deficit                                            $  12,330     $   15,939
                                                                                       =========     ==========

---------------
* Derived from the Company's audited consolidated balance sheet at September 30,
2003.


                               The accompanying notes are an integral part of these
                                   condensed consolidated financial statements.

                                           General DataComm Industries, Inc.
                              Condensed Consolidated Statements of Operations (Unaudited)
                                           (in thousands except share data)


                                                                 Three Months Ended            Nine Months Ended
                                                                      June 30,                      June 30,
                                                             --------------------------    --------------------------
                                                                2004           2003           2004           2003
                                                             -----------    -----------    -----------    -----------

Net sales                                                    $     3,605    $     6,992    $    12,800    $    17,831
Cost of sales                                                      1,544          3,260          5,419          8,543
                                                             -----------    -----------    -----------    -----------

Gross profit                                                       2,061          3,732          7,381          9,288

Operating expenses:

  Selling, general and administrative                              1,156          1,841          4,758          5,294
  Research and product development                                   670            788          2,124          2,338
                                                             -----------    -----------    -----------    -----------
                                                                   1,826          2,629          6,882          7,632

Operating  income                                                    235          1,103            499          1,656

Other income (expense):
  Interest expense                                                  (869)        (1,066)        (2,659)        (3,332)
  Gain on legal settlement                                            --             30             --          2,480
  Net gain sale of real estate                                        --            329             --            329
  Other, net                                                         (38)            25             99            198
                                                             -----------    -----------    -----------    -----------
                                                                    (907)          (682)        (2,560)          (325)

Income (loss) before reorganization items and income taxes          (672)          (421)        (2,061)         1,331
                                                             -----------    -----------    -----------    -----------

Reorganization items:
     Professional fees                                                --          1,038             --          2,175
     Claims reductions                                               788             --          2,118              6
                                                             -----------    -----------    -----------    -----------

Income (loss)  before income taxes                                   116           (617)            57           (838)

Income tax provision                                                   6             38             17            112
                                                             -----------    -----------    -----------    -----------

Net income (loss)                                                    110           (655)            40           (950)

Less:  dividends applicable to preferred stock                      (443)          (478)        (1,337)        (1,434)
                                                             -----------    -----------    -----------    -----------

Net loss applicable to common and Class B stock              $      (333)   $    (1,133)   $    (1,297)   $    (2,384)
                                                             ===========    ===========    ===========    ===========

Basic and diluted loss per share                             $     (0.08)   $     (0.33)   $     (0.33)   $     (0.70)
                                                             -----------    -----------    -----------    -----------

Weighted average number of common and Class B
  shares outstanding, basic and diluted:                       3,968,850      3,400,138      3,966,040      3,400,138
                                                             ===========    ===========    ===========    ===========


                                 The accompanying notes are an integral part of these
                                     condensed consolidated financial statements.

                                    General DataComm Industries, Inc.
                       Condensed Consolidated Statements of Cash Flows (Unaudited)
                                             (In thousands)


                                                               Three Months Ended    Nine Months Ended
                                                                    June 30,              June, 30,
                                                               ------------------    ------------------
                                                                2004       2003       2004       2003
                                                               -------    -------    -------    -------

Cash flows from operating activities:
Net income (loss)                                              $   110    $  (655)   $    40    $  (950)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                   49         42        143        132
    Gains on claim reductions                                     (788)        --     (2,118)        --
    Changes in:
      Accounts receivable                                          942       (959)       661     (1,056)
      Inventories                                                  478        993        642      1,650
      Accounts payable                                            (412)        67       (303)       128
      Accrued payroll and payroll-related costs                   (156)       107       (516)       180
      Other net current assets                                    (420)       395       (419)     1,437
      Other net long-term assets                                   605         --      1,533          8
                                                               -------    -------    -------    -------
Net cash  provided (used) by operating activities                  408        (10)      (337)     1,529
                                                               =======    =======    =======    =======

Cash flows from investing activities:
  Acquisition of property, plant and equipment, net                 (5)        --        (34)        (6)
  Net proceeds from the sales and transfers of assets               --      1,917         --      1,917
  Notes receivable collections                                      --        342        111      1,199
                                                               -------    -------    -------    -------
Net cash  provided (used) by investing activities                   (5)     2,259         77      3,110
                                                               =======    =======    =======    =======

Cash flows from financing activities:
  Proceeds from notes payable to related parties                   250         --      1,350         --
  Principal payments on term loan obligation, net                 (750)    (2,282)    (2,627)    (5,965)
                                                               -------    -------    -------    -------
Net cash used by financing activities                             (500)    (2,282)    (1,277)    (5,965)
                                                               =======    =======    =======    =======
Net decrease in cash and cash equivalents                          (97)       (33)    (1,537)    (1,326)

Cash and cash equivalents, beginning of period                     998      1,942      2,438      3,235
                                                               -------    -------    -------    -------
Cash and cash equivalents, end of period                       $   901    $ 1,909    $   901    $ 1,909
                                                               =======    =======    =======    =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                   $   259    $ 1,066    $   760    $ 3,332
    Income taxes                                               $     8    $    --    $    25    $    --
    Reorganization items                                       $    45    $   723    $   458    $ 1,844
                                                               =======    =======    =======    =======


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

         The accompanying condensed consolidated financial statements were prepared on the basis that the Company will continue as a going concern. The Company has no current line of credit and limited ability to borrow additional funds. In recent months it has had to rely on loans from related parties (see
Note 4) in order to meet its payment obligations to senior secured lenders. It must therefore fund operations from cash balances and cash generated from operations to pay expenses and monthly payments of principal and interest (currently such principal and interest total approximately $320,000 each month) under its loan and security agreement. At June 30, 2004 the Company had significant outstanding long-term debt obligations ($37.9) million) and priority tax claims ($1.2 million), along with interest thereon. The Company is also required under its loan and security agreement to meet an "EBITDA" (earnings before interest, taxes, depreciation and amortization) financial covenant to avoid an event of default. The Company met the covenant requirement for the six months ended June 30, 2004 due in large part to substantial resolution of creditors' claims in the Company's favor in the bankruptcy court. There can be no assurance that such covenant will be met for the period ending September 30, 2004 or thereafter. The failure to meet the covenant requirement may result in a default in which case the senior secured lenders may accelerate payment of the outstanding debt due to them ($14.6 million at June 30, 2004) and have the right to foreclose on their security interests and to exercise their warrant to purchase up to (currently) 35% of the Company's common stock at $0.01 per share.

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

Management has responded to such risks as part of an ongoing strategy by restructuring the Company's sales force, increasing factory and office shutdown time, containing expenses and reducing the size of the employee workforce. In addition and as mentioned above, from December 30, 2003 through June 30, 2004 the Company obtained loans from related parties in the aggregate amount of $1,350,000 to be used primarily to make required payments to the Company's secured lenders (see Note 4). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

While the Company is aggressively pursuing opportunities and corrective actions, there can be no assurance that the Company will be successful in its efforts to generate sufficient cash from operations or obtain additional funding sources. The Company's condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Recent Developments
-------------------

The Company continues to experience a slow-down in customer orders in the nine months ended June 30, 2004 and through the filing date of this report, primarily from its customer base of large telecommunication carriers. This has resulted in lower revenues in subsequent months.

In response to the lower revenues, the Company implemented cost reduction actions, which are currently in effect, including for substantially all employees a reduction in the work-week to approximately four days or up to approximately 23% wage or salary reductions. Such actions were taken to conserve cash and jobs during this slow period.

Note 2 - Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common and Class B shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period. In computing diluted earnings per share, the average price of the Company's common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued. The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three and nine months ended June 30, 2004 and 2003 (in thousands, except shares and per share data):

                                                                      Three Months Ended            Nine Months Ended
                                                                           June 30,                      June 30,
                                                                  --------------------------    --------------------------
                                                                     2004           2003           2004           2003
                                                                  -----------    -----------    -----------    -----------

Net income (loss)                                                 $       110    $      (655)   $       (40)   $      (950)
  Less: dividends applicable to preferred stock                          (443)          (478)        (1,337)        (1,434)
                                                                  -----------    -----------    -----------    -----------
Net income loss applicable to common and Class B stock            $      (333)   $    (1,133)   $    (1,297)   $    (2,384)
                                                                  ===========    ===========    ===========    ===========
Weighted average number of common and Class B
  shares outstanding, basic and diluted:                            3,968,850      3,400,138      3,966,040      3,400,138
                                                                  -----------    -----------    -----------    -----------

Basic and diluted (loss) per common and Class B share             $     (0.08)   $     (0.33)   $     (0.33)   $     (0.70)
                                                                  ===========    ===========    ===========    ===========
Number of  shares subject to option excluded
  from computation of diluted earnings per share because their
  effect is anti-dilutive                                             280,265         51,249        280,265         51,249
                                                                  ===========    ===========    ===========    ===========

Other outstanding securities not included in the computation of earnings (loss) per share include convertible notes payable to related parties and convertible preferred stock, the impact of which is dilutive on reported loss per share, and contingent warrants granted to secured lenders which are issuable only in the event of a default or of certain payment terms not being met and the impact of which is also dilutive to reported loss per share (for further discussion of these items, see Note 6 in Item 8 of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2003 as filed with the Securities and Exchange Commission and Note 4 below).

Note 3 - Inventories

Inventories consist of  (in thousands):

                                                       June 30,    September 30,
                                                         2004          2003
                                                       --------    -------------

Raw materials                                          $ 1,188       $ 1,674
Work-in-process                                          1,457         1,501
Finished goods                                           1,457         1,569
                                                       -------       -------
                                                       $ 4,102       $ 4,744
                                                       =======       =======

Inventories are stated at the lower of cost or market using the first-in, first out method. Reserves in the amount of $2,568,000 and $4,177,000 were recorded at June 30, 2004 and September 30, 2003, respectively, for excess and obsolete inventories. The inventory reserve decreased due primarily to the write-off of certain obsolete inventories.

Note 4 - Long-Term Debt

Long-term debt consists of (in thousands):
                                                       June 30,    September 30,
                                                         2004          2003
                                                       --------    -------------

Term Obligation                                        $ 12,148      $ 14,775
PIK Obligation                                            2,500         2,500
Convertible Notes Payable to Related Parties              1,350            --
Debentures                                               21,904        22,542
                                                       --------      --------
                                                         37,902        39,817
Less current portion                                      3,000         3,000
                                                       --------      --------
                                                       $ 34,902      $ 36,817
                                                       ========      ========


Long-term debt matures in amounts totaling $3,000,000 in fiscal 2004, $4,350,000 in fiscal 2005, $3,000,000 in each of fiscal 2006 and 2007, and $24,552,000 in fiscal 2008. The decrease in the Debentures was due to the Company settling claims through the bankruptcy proceedings.

Term Obligation, PIK Obligation and Debentures
----------------------------------------------

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

The Company also entered into a loan in the original principal amount of $5 million, subject to adjustment, due December 31, 2007 (the "PIK Obligation"). Interest accrues at the same rates as the Term Obligation. The outstanding principal and accrued interest thereon shall be forgiven in increments of $1.25 million if payments on the Term Obligation are made in the amount of $5 million by June 30, 2003, of $10 million by December 31, 2003, of $15 million by June 30, 2004 and the balance by December 31, 2004. Since by September 30, 2003 payments on the Term Obligation of more than $10 million were made, the current balance owing on the PIK Obligation was reduced to $2.5 million, plus accrued interest, in the accompanying condensed consolidated balance sheets at September 30, 2003 and June 30, 2004. Since payments on the Term Obligation did not reach $15 million by June 30, 2004, $1.25 million was not forgiven on that date. Debentures with principal and interest due in fiscal 2008 were or will be issued to unsecured creditors as part of the Company's Plan of Reorganization.

For further details of the loan and security agreement and a description of the Term Obligation, PIK Obligation and Debentures, see Note 6, "Reorganization Plan and Emergence from Chapter 11" included in Item 8 of the Company's annual report on Form 10-K for the year ended September 30, 2003 as filed with the Securities and Exchange Commission.

Convertible Notes Payable to Related Parties
--------------------------------------------

Pursuant to authorization by the Board of Directors and amendments to the loan agreement with the Corporation's senior lenders, the Corporation has borrowed an aggregate of $1,350,000 in a series of loans during the period December 30, 2003 through June 30, 2004 from Howard S. Modlin, Chairman of the Board, who has loaned an aggregate of $800,000, and John L. Segall, a Director, who has loaned an aggregate of $550,000. The loans were made primarily for replacement of senior indebtedness being repaid with the proceeds. The loans are each for two years and bear interest accruing from the date of issue, at the rate of 10% per annum, payable monthly commencing three full months after the date of the loan. The notes are secured by all of the assets of the Corporation subordinate to the first lien of the Corporation's senior lenders who hold the Term and PIK obligations, and are convertible into common stock at the option of the holder. The first such loans aggregated $600,000 and were made on December 30, 2003 with a conversion price of $2.12 per share, and were made equally by Messrs. Modlin and Segall, or $300,000 each. The second such loans aggregated $250,000 and were made on March 1, 2004 with a conversion price of $.8625 per share and were made equally by them, or $125,000 each. The third such loans were made on March 31, 2004 with a conversion price of $.5625 per share and were made equally by them, or $125,000 each. The fourth such loan was made on June 30, 2004 by Mr. Modlin for $250,000 and is convertible at $.42 per share. Any shares issued on conversion will not be registered and must be held for investment without a view to distribution.

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

Proforma results, representative of financial results which would have been reported by the Company if it had adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, are summarized below:

                                                        Three Months Ended    Nine Months Ended
                                                             June 30,           Ended June 30,
                                                        ------------------    ------------------
                                                         2004         2003     2004       2003
                                                        -------    -------    -------    -------
                                                      (Amounts in thousands, except per share data)

Net income (loss), as reported                          $   110    $  (655)   $    40    $  (950)
Less: total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax
      effects                                               (20)       (14)       (65)       (55)
                                                        -------    -------    -------    -------
Proforma net income (loss)                                   90       (669)       (25)    (1,005)
Less: dividends applicable to preferred stock              (443)      (478)    (1,337)    (1,434)
                                                        -------    -------    -------    -------
Proforma net income (loss) applicable to common and
  Class B stock                                         $  (353)   $(1,147)   $(1,362)   $(2,439)
                                                        =======    =======    =======    =======
Proforma  basic and diluted earnings (loss) per share   $ (0.09)   $ (0.34)   $ (0.34)   $ (0.72)
                                                        =======    =======    =======    =======

The Black-Scholes method was used to compute the proforma amounts presented above. No material stock options or other stock-based employee compensation awards were granted to employees in the three and nine month periods ended June 30, 2004 and 2003.

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

On June 30, 2004, pursuant to authorization by the Board of Directors and Audit Committee, the Company entered into an agreement with WCSM whereby WCSM agreed to be compensated on a contingency basis in a lawsuit brought against a customer of leased equipment in lieu of all fees for legal services performed for the period subsequent to the Company's emergence from bankruptcy through June 30, 2004.

See Note 4 regarding loans made to the Company by Messrs. Howard Modlin and John
L. Segall.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Notice Concerning Forward-Looking Statements
--------------------------------------------

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

Overview
--------

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

From 1994 through 2002, the Company incurred significant net losses and as of June 30, 2004 had an accumulated deficit of $235.7 million. A substantial portion of the Company's operating losses have resulted from costs incurred developing and marketing Asynchronous Transfer Mode ("ATM") technology in the former Broadband Systems Division ("BSD").

After implementing a number of restructuring and cost reduction programs in an attempt to better align the Company's operating cost structure with revenues, in 2001 three of the Company's business units were actively marketed for sale with the objective of reducing outstanding debt and providing additional liquidity.

Between June and August 2001, three of the Company's four operating divisions representing a significant portion of the assets of the Company, including BSD, were sold. However, due to the impact of a general economic downturn and a decline in the telecommunication industry in particular, the Company did not realize sufficient proceeds from the sales to satisfy its secured debtors. Revenues of divisions sold constituted 61% of consolidated revenues in fiscal 2001. By the end of fiscal 2001 the number of employees declined to 210 from 1,019 at the beginning of the year. Further cost-saving reductions were implemented in fiscal 2002 and 2003 which reduced headcount to 111 employees at September 30, 2003. The number of employees at June 30, 2004 was 99.

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

RESULTS OF OPERATIONS

Net Sales
---------

                    Three Months Ended June 30,      Nine Months Ended June 30,
                    ---------------------------      --------------------------
(in thousands)       2004                2003          2004              2003
                    -------             -------      --------          --------

Net Sales           $ 3,605             $ 6,992      $ 12,800          $ 17,831


Net sales for the three months ended June 30, 2004 decreased 48% to $3,605,000 from $6,992,000 reported for the three months ended June 30, 2003. This decrease is attributable to lower unit sales to large telecommunication carrier customers, primarily Verizon and (through a distributor to) SBC Communications, Inc. Net sales for the nine months ended June 30, 2004 decreased 28% to $12,800,000 from $17,831,000 for the same period of the prior year due primarily to lower unit sales to these same customers along with Bell Canada.

Net sales declined 12% sequentially from the quarter ended March 31, 2004 and reflects continued weakness in the Company's markets. This decline began in fiscal 2001 due to economic and industry-wide factors affecting the telecommunications industry, including financial constraints affecting customers and over-capacity in our customers' markets. The Company anticipates that the current reduced capital spending levels by its customers will continue to affect sales until there is an overall recovery in the telecommunications market, which market is not expected to significantly change in 2004. Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Profit
------------

                           Three Months Ended June 30,      Nine Months Ended June 30,
                           ---------------------------      --------------------------
(in thousands)              2004                2003         2004               2003
                           -------             -------      -------            -------

Gross profit               $ 2,061             $ 3,732      $ 7,381            $ 9,288
Percentage of revenues        57.2%               53.4%        57.7%              52.1%


Gross profit, as a percentage of sales, in the three months ended June 30 2004 was 57.2% as compared to 53.4% in the three months ended June 30, 2003. The 3.8% increase in gross profit margin in the three months ended June 30, 2004 was attributable to the sale of older inventories that had previously been written off (+4.6%) based on rules governing obsolescence, to sales of higher margined products (+5.6%) offset in part by plant cost inefficiencies associated with lower sales volumes (-6.4%).

Gross profit, as a percentage of sales, in the nine months ended June 30, 2004 increased 5.6% to 57.7% from 52.1% in the nine months ended June 30, 2003, due to the sale of older inventories that had previously been written off (+3.5%) based on rules governing obsolescence, to lower material component and subcontractor assembly costs (+2.1%), to sales of higher margined products (+5.6%) offset in part by plant cost inefficiencies associated with lower sales volumes (-5.6%).

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

Selling, General and Administrative
-----------------------------------

                           Three Months Ended June 30,      Nine Months Ended June 30,
                           ---------------------------      --------------------------
(in thousands)              2004                2003         2004               2003
                           -------             -------      -------            -------

Selling, general and
  administrative           $ 1,156             $ 1,841      $ 4,758            $ 5,294
Percentage of sales           32.1%               26.3%        37.2%              29.7%


The Company's selling, general and administrative ("SG&A") expenses decreased to $1,156,000, or 32.1% of sales in the three months ended June 30, 2004 from $1,841,000, or 26.3% of sales in the three months ended June 30, 2003. The reduction in spending in the quarter of $685,000, or 37%, was due to lower payroll and payroll-related costs ($372,000) resulting from a reduced number of employees, Company mandated salary and work week reductions and lower sales commissions due to lower sales levels, lower benefit costs associated with the lower number of employees and wages ($63,000), lower post-bankruptcy liability insurance costs ($65,000), reduced legal expenses primarily a result of reduced liability to a related-party law firm due to a contingent-based fee arrangement agreed in the current year's quarter ($139,000) and other reductions ($46,000). The increase in SG&A as a percentage of sales was due to the lower level of sales in 2004 versus 2003.

For the nine months ended June 30, 2004, SG&A decreased to $4,758,000, or 37.2% of sales, from $5,294,000, or 29.7% of sales in the nine months ended June 30, 2003. The reduction in spending in the nine months of $536,000, or 10%, was due to lower payroll and payroll-related costs ($570,000), lower employee benefit costs ($117,000), higher sales force travel expenses ($101,000) and other increases ($50,000). The lower sales level in 2004 accounts for the increase in SG&A as a percentage of sales.

Research and Product Development
--------------------------------

                           Three Months Ended June 30,      Nine Months Ended June 30,
                           ---------------------------      --------------------------
(in thousands)              2004                2003         2004               2003
                           -------             -------      -------            -------

Research and product
  development              $   670             $   788      $ 2,124            $ 2,338
Percentage of sales           18.6%               11.3%        16.6%              13.1%


Research and product development ("R&D") expenses decreased to $670,000 in the three months ended June 30, 2004 as compared to $788,000 in the three months ended June 30, 2003, due to lower labor costs resulting from a 10% salary reduction in effect in 2004. However, due to the lower sales base, R&D as a percentage of sales increased to 18.6% from 11.3% in these same periods. Similarly, R&D expenses for the nine months ended June 30, 2004 decreased to $2,124,000 from $2,338,000 in the comparable prior year period, while R&D as a percentage of sales increased to 16.6% from 13.1% in the comparable prior year period.

Other Income (Expense)
----------------------

Interest expense decreased to $869,000 and $2,659,000 in the three and nine months ended June 30, 2004, respectively, from $1,066,000 and $3,332,000 in the three and nine months ended June 30, 2003, respectively, due to higher adequate protection (debt service) payments made while the Company operated in Chapter 11 in the prior fiscal year. It should be noted that interest is currently required to be paid only on the Term Obligation and on certain of the convertible notes, which interest payments amounted to $259,000 and $760,000 in the three and nine months ended June 30, 2004, respectively, whereas interest is not currently paid on the PIK Obligation, Debentures and priority tax claims.

Additional items included in other income (expense) for the three months ended June 30, 2004 and 2003 totaled ($38,000) and $384,000, respectively. The 2004 quarterly amount includes $57,000 of foreign exchange losses on sales and accounts receivable denominated in Canadian dollars. The 2003 quarterly amounts included a $30,000 gain on a legal settlement and a net gain of $329,000 on the sale of real estate in England.

Additional items included in other income for the nine months ended June 30, 2004 and 2003 totaled $99,000 and $3,007,000, respectively. The 2004 amount includes $72,000 from the sale of excess furniture and equipment and other smaller income items, offset by $55,000 of foreign exchange losses. The 2003 amount includes $2,480,000 from the settlement of legal claims in favor of the Company, a $128,000 foreign duty refund and a net gain of $329,000 on the sale of real estate in England.

Reorganization Items
--------------------

Reorganization items in both the three and nine months ended June 30, 2004 include $788,000 and $2,118,000 respectively, in reduced claims from unsecured creditors in the Company's bankruptcy case due to challenges raised by the Company.

Reorganization items in the three and nine months ended June 30, 2003 include professional fees of $1,038,000 and $2,175,000, respectively, associated with the Company's bankruptcy proceedings, primarily related to the Company's unaffiliated legal advisors and the Creditors' Committee's legal and financial advisors.

Provision for Income Taxes
--------------------------

No federal income tax provisions or tax benefits were provided in the three and nine months ended June 30, 2004 and 2003 due to the valuation allowance provided against the net change in deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years. The Company has federal tax credit and net operating loss carryforwards of approximately $12.0 million and $218.6 million, respectively, as of September 30, 2003. Income tax provisions for the three and nine months ended June 30, 2004 and 2003 reflect estimated minimum state taxes.

Liquidity and Capital Resources
-------------------------------
                                                      June 30,    September 30,
(in thousands)                                          2004          2003
                                                      --------    -------------

Cash and cash equivalents                             $    901      $  2,113
Working capital (deficit)                               (3,009)       (1,601)
  Total assets                                          12,330        15,939

Long-term debt, including current portion               37,902        39,817
  Total liabilities (excluding redeemable
    preferred stock)                                  $ 49,049      $ 52,698


                                           Three Months          Nine Months
                                           Ended June 30,       Ended June 30,
                                          ----------------    ------------------
(in thousands)                             2004      2003       2004      2003
                                          -----    -------    -------    -------

Net cash provided (used) by:
  Operating activities                     408        (10)      (337)     1,529
  Investing activities                      (5)     2,259         77      3,110
  Financing activities                    (500)    (2,282)    (1,277)    (5,965)


Note: Significant risk factors exist due to the Company's limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See "Risk Factors" below for further discussion.

Cash Flows
----------

Net cash used by operating activities totaled $337,000 for the nine months ended June 30, 2004 compared to net cash provided by operating activities of $1,529,000 for the nine months ended June 30, 2003. Net cash used by operating activities in the current period was due to a net loss before depreciation and amortization and before gains on claims settlements of $1,935,000 compared to a net loss of $818,000 in the comparable period in the prior year. The decrease in accounts receivable provided cash of $661,000 for the nine months ended June 30, 2004 compared to $1,056,000 of cash used in the comparable period in the prior year due to an increase in accounts receivable. The decrease in inventories for the nine months ended June 30, 2004 provided $642,000 of cash compared to cash provided in the same period last year of $1,650,000. Accounts payable decreased $293,000 in the nine-month period ended June 2004 compared to an increase of $128,000 in the comparable period in the prior fiscal year. There was a decrease of $516,000 in accrued payroll due to the timing of payrolls, reduced number of employees, payment of deferred salaries and lower sales commissions of $516,000 for the nine months ended June 30, 2004 compared to cash provided in the same period last year of $180,000. Other changes in the nine-month period ended June 30, 2004 included an increase in accrued interest of $1,839,000 primarily for debentures due in 2008, a reduction in accrued professional fees of $1,030,000 due to payments made and reduced charges for audit and legal work, and a increase of $295,000 in other net assets. Other changes in the nine-month period ended June 30, 2003 included a decrease of $424,000 in assets of discontinued operations, receipt of a customer deposit in the amount of $144,000, an increase in property and other tax obligations of $518,000, an increase in professional fee obligations of $353,000 and a decrease of $6,000 in other net assets.

Cash provided by investing activities was $77,000 for the nine months ended June 30, 2004 compared to $3,110,000 for the nine months ended June 30, 2003. The funds provided by investing activities during the nine months ended June 30, 2004 were the result of collections of notes receivable of $111,000, offset by $34,000 used for purchases of property, plant and equipment. For the nine months ended June 30, 2003, collections of notes receivable were $1,199,000 and net proceeds from the sale of the Company's real estate in England were $1,917,000, offset by $6,000 used for purchases of property, plant and equipment.

Cash used in financing activities was $1,277,000 for the nine months ended June 30, 2004 as compared to $5,965,000 for the nine months ended June 30, 2003. Payments on the term loan obligation were $2,627,000 and $5,965,000 for the nine months ended June 30, 2004 and 2003, respectively. Proceeds from the issuance of notes payable to related parties provided $1,350,000 of cash in the nine months ended June 30, 2004.

Liquidity
---------

The Company has no current line of credit and limited ability to borrow additional funds and in recent months has had to rely upon loans from related parties in order to meet its payment obligations to senior secured lenders. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of professional fees and monthly payments of principal and interest (currently such principal and interest total approximately $320,000 each month) under its loan and security agreement. Furthermore, at June 30, 2004 the Company had significant outstanding long-term debt obligations ($37.9 million) and priority tax claims ($1.2 million), along with interest thereon.

The Company's failure to make required payments under its loan and security agreement would constitute an event of default. In addition, the Company is required to meet an "EBITDA" (earnings before interest, taxes, depreciation and amortization) financial covenant to avoid an event of default.

The ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described below in the section titled "Risk Factors". There can be no assurance that the Company will be able to avoid a default on its loan and security agreement. The Company believes that it met the covenant requirement for the period ended June 30, 2004 due in large part to reduction of creditors' pre-petition bankruptcy claims. There can be no assurance that such covenant will be met for the period ending September 30, 2004 or thereafter. The failure to meet the covenant requirement may result in a default in which case the senior secured lenders may accelerate payment of the outstanding debt ($14.6 million at June 30, 2004) and have the right to foreclose on their security interests which likely would require the Company to again file for bankruptcy protection.

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

At June 30, 2004 the Company's principal source of liquidity included cash and cash equivalents of approximately $0.9 million compared to $2.1 million at September 30, 2003. At June 30, 2004, the Company's working capital was a deficit of approximately $3.0 million.

The Company has significant unpaid professional fees (approximately $0.9 million) at June 30, 2004 that are expected to be paid in fiscal 2004 and 2005. These include independent auditors' fees and remaining bankruptcy professional fees. In order to meet these and other future payments, the Company's financial projections anticipate that revenue growth combined with minimal inventory and capital asset investment will be required to sustain operations.

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

As a result of the potential liquidity and cash flow risks described above, the Company's independent auditors for fiscal 2003 expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's financial statements. Management has responded to such risks as part of an ongoing strategy by restructuring its sales force, increasing factory and office shutdown time, containing expenses and reducing the size of the employee workforce (see the "Recent Developments" section of Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q). In addition, in fiscal 2004 the Company obtained $1,350,000 in loans from related parties to be used primarily to allow the Company to make required monthly payments to and as replacement of amounts owed its senior secured lenders (see
Note 4 of the Notes to condensed Consolidated Financial Statements included in
Item 1 of this Form 10-Q). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

Critical Accounting Policies
----------------------------

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

At June 30, 2004 and September 30, 2003, real estate represents the only significant remaining long-lived asset that has not been fully impaired.

Inventories. The Company values inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Agreements with certain customers provide for return rights. The Company is able to reasonably estimate these returns and they are accrued for at the time of shipment. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on product demand for the preceding twelve months. Historical product demand may prove to be an inaccurate indicator of future demand in which case the Company may increase or decrease the provision required for excess and obsolete inventory in future periods. The Company has possession of inventory from its former Broadband Systems Division that was sold in 2001 which has been written off for financial reporting purposes. If the Company is able to sell inventory in the future that has been previously written off, such sales will result in higher than normal gross margin.

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

         Limited Financial Resources and Risk of Default. The Company has no credit line in place and, therefore, no ability to borrow additional funds and has had to borrow funds from related parties to meet its cash commitments. There is no formal commitment from the related parties to provide loans in the future and there is no assurance that such loans would be made in the future. The Company must, therefore, substantially fund future operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of professional fees and monthly payments of principal and interest (currently such principal and interest totals approximately $320,000 per month) under its new loan agreement. Furthermore, the Company has significant long-term debt obligations outstanding (approximately $37.9 million).


The Company's failure to make required payments under the new loan agreement would constitute an event of default. In addition, each quarter the Company is required to meet a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) financial covenant, starting with $1,100,000 for the quarter ended March 31, 2004 and measured on a cumulative basis in subsequent quarters, in order to avoid an event of default.

The ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described elsewhere in this section on "Risk Factors".

There can be no assurance that the Company will be able to avoid a default on the new loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($14.6 million at June 30, 2004) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection. In addition, the Company's new loan agreement provides the lenders with warrants to (i) purchase up to 51% of the Company's common stock at $.01 per share in the event of default and (ii) purchase 10% of the Company's common stock at $.01 per share if the debt owing to them is not fully paid by December 31, 2004. Both such warrants and any common stock issued thereunder will be cancelled if the lender's outstanding debt is fully paid by December 31, 2007.

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

         Customer Concentration. The Company's historical customers have consisted primarily of RBOCs, long distance service providers, wireless service providers, and resellers who sell to these customers. The market for the services provided by the majority of these service providers has been influenced largely by the passage and interpretation of the Telecommunications Act of 1996. Service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. The ability of service providers to fund such expenditures often depends on their ability to budget or obtain sufficient capital resources. Over the past several years, resources made available by these customers for capital acquisitions have declined, particularly due to negative market conditions for telecommunication companies in the United States. If the Company's current or potential service provider customers cannot successfully raise the necessary funds, or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs may be adversely impacted which could materially adversely affect the Company's business, financial condition and results of operations.

A small number of customers have historically accounted for a majority of the Company's sales. Sales to the Company's top five customers accounted for 61% of sales in fiscal 2003. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company expects the economic climate and conditions in the telecommunications equipment industry to remain unpredictable in fiscal 2004, and possibly beyond. The loss of one or more of the Company's service provider customers, such as occurred during the past three years through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results. A bankruptcy filing by one or more of the Company's major customers could materially adversely affect the Company's business, financial condition and results of operations.

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

Most of the Company's sales require short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. Large fluctuations in sales from quarter-to-quarter could be due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment or service deployment projects. The Company has experienced a slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

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

All of the above factors are difficult for the Company to forecast, and these or other factors can materially and adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a certain extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will be able to be profitable on a quarterly or annual basis. In addition, the Company has had, and in some future quarter may have, operating results below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See "Potential Volatility of Stock Price".

         Competition. The market for telecommunications network access equipment addressed by the Company's SpectraComm, InnovX and TMS/OCM product families can be characterized as highly competitive, with intensive equipment price pressure. This market is subject to rapid technological change, wide-ranging regulatory requirements, the entrance of low cost manufacturers and the presence of formidable competitors that have greater name recognition and financial resources. Certain technology such as the V.34 and DSU/CSU portion of the SpectraComm and InnovX lines are not considered new and this market has experienced decline in recent years.

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


ITEM 3.  QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that impacts our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. Historically the Company has had little or no exposure to market risk for changes in foreign currency exchange rates as measured against the United States dollar, except to the extent the Company invoices customers in foreign currencies and is, therefore, subject to foreign currency exchange rate risk on any individual invoice while it remains unpaid, a period that normally is less than 90 days. At June 30, 2004 the Company had net accounts receivable denominated in Canadian dollars of approximately $986,012 (equivalent to approximately $739,213 U.S. dollars).

The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2004, the additional interest expense would be approximately $1.4 million annually. However, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows would not be material until the bank prime lending rate, currently 4.25%, exceeded 5.0%.


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

         During the quarter ended June 30, 2004, reports on Form 8-K were filed as follows:

         (i) A report on Form 8-K dated April 1, 2004 advising that the Company borrowed an additional $125,000 from each of Howard S. Modlin, Chairman of the Board and John L. Segall, a Director, for replacement of senior indebtedness being repaid with the $250,000 aggregate proceeds.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GENERAL DATACOMM INDUSTRIES INC.


August 12, 2004                       /s/ WILLIAM G. HENRY
---------------                       ------------------------------------------
                                      William G. Henry
                                      Vice President, Finance and Administration
                                      Chief Financial Officer