Form 10-K
period 2004-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 2005-01-13
CIK 40518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from _________to ____________


                          Commission File number 1-8086

                        GENERAL DATACOMM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       06-0853856
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporated Organization)

    6 Rubber Avenue, Naugatuck, Connecticut                        06770
--------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (203)-729-0271

                           --------------------------


Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 preceding the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

                  (ISSUER'S INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                 YES [X] NO [ ]

The aggregate market value of the registrant's voting common and Class B stock held by non-affiliates of the registrant as of March 31, 2004 was $1,483,683 based on a closing sale price of such shares as quoted on the Pink Sheets on March 31, 2004. Shares of the registrant's voting common stock held by each executive officer and director have been excluded in that such persons or may be deemed to be affiliates.

       The number of shares outstanding of each of the issuer's classes of common equity outstanding as of December 15, 2004 :
                        3,303,872 Shares of Common Stock
                         664,978 Shares of Class B Stock

Documents Incorporated By Reference: None
-----------------------------------

                        GENERAL DATACOMM INDUSTRIES, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

PART I                                                                                  Page #s
------                                                                                  -------
Item 1.     Description of Business...........................................................3
            Risk Factors.....................................................................11
Item 2.     Properties.......................................................................19
Item 3.     Legal Proceedings................................................................19
Item 4.     Submission of Matters to a Vote of Security Holders..............................19

PART II
-------

Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities........................................19
Item 6.     Selected Financial Data..........................................................20
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of  Operations.......................................................22
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk  .....................33
Item 8.     Financial Statements and Supplementary Data......................................34
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................................60
Item 9A.    Controls and Procedures..........................................................60
Item 9B.    Other Information ...............................................................60

PART III
--------

Item 10.    Directors and Executive Officers of the Registrant...............................60
Item 11.    Executive Compensation...........................................................62
Item 12.    Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters......................................................65
Item 13.    Certain Relationships and Related Transactions...................................69
Item 14.    Principal Accounting Fees and Services..........................................70

PART IV
-------

Item 15.     Exhibits and Financial Statement Schedules......................................70

SIGNATURES

Subsidaries of the Registrant

Consents of Independent Registered Public Accounting Firms

Certification of Chief Executive Officer

Certification of Chief Financial Officer

Certification of CEO and CFO

                                     PART I
                                     ------

ITEM 1.         DESCRIPTION OF BUSINESS

General DataComm Industries, Inc. was incorporated in 1969 under the laws of the State of Delaware. Unless the context otherwise requires, the terms "Company" and "GDC" as used here and in the following pages mean General DataComm Industries, Inc. and its subsidiaries. In addition, in the following business discussion "ATM" refers to Asynchronous Transfer Mode cell switching technology, "LAN" refers to Local Area Network and "WAN" refers to Wide Area Network, and IP refers to Internet Protocol Technology.

Plan of Reorganization Approval and Effectiveness

On November 2, 2001 (the "Petition Date"), General DataComm Industries, Inc., General DataComm, Inc., DataComm Leasing Corporation, DataComm Rental Corporation, GDC Federal Systems, Inc., GDC Naugatuck, Inc., GDC Holding Company, LLC, General DataComm International Corp., General DataComm China, Ltd., and GDC Realty, Inc. (collectively, the "Debtors") each filed voluntary petitions for relief (collectively, the "Petitions") under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. ss. 101 et seq. (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors continued in possession of their properties and the management of their businesses as debtors in possession pursuant to Section 1107 and 1108 of the Bankruptcy Code until September 15, 2003.

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

Reference is made to Note 1 and Note 4 to the Notes to Consolidated Financial Statements presented in Item 8 of this Form 10-K, and to "Risk Factors" presented below.

Overview

General DataComm Industries, Inc., based in Naugatuck, Connecticut, is a provider of networking and telecommunications products and services. The Company is focused on providing multi-service provisioning solutions using multi-service access products. The Company designs, assembles, markets, installs and maintains products that enable telecommunications common carriers, corporations, and governments to build, improve and more cost effectively manage their global telecommunications networks.

The Company's products and services are marketed worldwide through a combination of direct sales and distribution channels. The Company sells its products and services through its own sales organizations to common carriers (telephone and cable companies), as well as corporations and governments, system integrators, local distributors, and value-added resellers. International sales represented approximately 29% of the total Company revenues in fiscal 2004 as compared to 31% in fiscal 2003.

The Company's user base includes: local exchange carriers, including Qwest, Bell Canada, Verizon and SBC; inter-exchange carriers including MCI; corporate end users; and government entities including the Commonwealth of Kentucky and the U.K. Ministry of Defense. Programs are underway to expand the user base in China, Chile, Egypt, Italy, Russia, Saudi Arabia, and other international markets.

The Company's executive offices are located at 6 Rubber Avenue, Naugatuck, Connecticut, 06770, and its telephone number is (203) 729-0271.

Lower cost of raw materials, focused sales and marketing and improved engineering productivity have contributed to the Company's ability to emerge from Chapter 11 Bankruptcy. This business model leverages the sales resources of distributors, value-added resellers, integrators and telecommunication provider channels in an effort to achieve greater sales coverage both domestically and internationally. The products produced by the Company for the most part have an inherently short selling cycle. However, the Company estimates that it takes approximately six to eighteen months to get products approved to be used in the central offices of telephone companies.

GDC has adjusted to shifting priorities in the overall access market. These priorities are governed by the accelerated growth of the Internet, frame relay, packet-based (IP) voice and data services, along with VoIP, WiFi and ADSL2+ deployment, all of which require increased attention to network management and performance quality.

Principal Products and Services

GDC is focused on products its believes to be targeted at market growth areas. Specifically, GDC's switching, routing and LAN extension solutions, networking products including integrated access systems for digital and analog transport and multiplexers for network consolidation, constitute the major product elements serving to meet emerging market requirements. The Company does this by delivering products to target specific applications to provide solutions that are intended to be superior in price and performance to the competition.

These product solutions are offered across two distinct focused market segments:
Carrier and Enterprise.

SpectraComm: The SpectraComm product line consists of products that are NEBS Level 3 Certified for deployment in mission critical applications in telephone company central offices and government applications.

InnovX, InnovX SurePath and Innovx NetPath: These InnovX products are targeted for use in Enterprise applications. This cost-effective family of products offers security, and high-quality features typically found only in carrier products, to address large Enterprise and non-NEBS environments.

DSLware: The DSLware product line applies to both carrier and enterprise applications where the latest advances in ADSL2/2+, WiFi and VoIP are required.

Multiplexers: GDC's mutiplexer products have been long known for their reliability and flexibility. They are deployed in large Enterprise and government networks worldwide.

Network Services: GDC provides a full range of Network Services from total out-sourced services to network monitoring, on site maintenance, and network security evaluations, to assist customers in managing their networks.

Product Suites

SpectraComm Family

General DataComm's SpectraComm family of NEBS Level 3 modems, CSU/DSUs and LAN products support a wide range of applications. These include T3 broadband applications including M13, T1/FT1, E1/FE1 wide-band applications, 2.4 kbps - 64 kbps DDS (Digital Data Service) narrow-band applications, switched or private line analog applications and Local Area Network applications (LAN Extension and Ethernet switching). The flexible, expandable design of the SpectraComm system accommodates network growth, spanning from a single card enclosure to a robust 16-slot shelf system. This modularity maximizes the use of network facilities and helps to reduce network management complexity. The SpectraComm Manager provides SNMP Management for an entire shelf and is compliant with the Industry Standard H.P. Open View. GDC's SpectraComm devices provide unmatched packaging flexibility meaning that any of the SpectraComm devices (from 202 to V34 to T1 to T3 to IP) will fit, and are interchangeable between the various enclosures platforms. This interchangeability allows flexible inventories, lower sparing and easier deployment, resulting in overall lower costs.

The Significance of NEBS Certification

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

Specifically, the NEBS criteria are intended to:

o    Ensure equipment compatibility with telephone industry standards

o    Simplify equipment planning and installation

o    Guard against service outages

o    Prevent interference to close proximity telecommunications equipment

o    Minimize the risk of fire spread

o    Ensure equipment operation under stressful environmental conditions

o    Protect personnel from injury - surge, shock and toxicity

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


InnovX Family

GDC has developed and introduced the InnovX family of products for use in Enterprise applications. GDC's InnovX family of products deliver high quality, security and flexible features typically found only in carrier products, for use in Enterprise and non-NEBS environments at competitive prices. In most cases, InnovX uses common blades for installation in enclosures ranging from a single-blade standalone to a high-density, 16 - blade rack-mount enclosure. This flexible approach simplifies network deployment and reduces costs associated with network maintenance and sparing. GDC's InnovX family of products support Enterprise access applications from low speed to T1, T3, and IP and all are controlled by View Manager and View Soft network management products.

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

InnovX NetPath: GDC's new InnovX(R) NetPath series provides users with a wide range of products and features that support applications for small businesses. InnovX NetPath product line includes InnovX(R) NetPath 24 an Ethernet switch that supports load balancing and granular QoS and InnovX(R) NetPath VPN - a full-featured and flexible dynamic router with support for up to 100 VPN tunnels, built-in firewall, and an onboard CSU/DSU compatible with T1/FT1 and E1/FE1

DSLware: GDC's new DSLware family of products support the most recent advances in ADSL2/2+ technology and allow Carriers to support LAN-based applications and Internet connectivity at greater distances and speeds.

DSLware products are equipped with router functionality and depending on model, can support different port densities and types based on application requirements. In addition models are provided that include both the convenience of WiFi connectivity and integrated VoIP (SIP) interfaces.

GDC's DSLware products targeted for use in the consumer marketplace are equipped with both an Ethernet and USB port. DSLware products for use in the business environment are equipped with an integrated 4-port 10/100 Ethernet switch, and an RS-232-port. Both models are available in basic wire-line versions or can be equipped to support 802.11 b/g WiFi and/or 2 on-board VoIP-SIP-ports via standard RJ-45 jacks.

DSLware products also include advanced software for support of the fundamental router/gateway features required for today's business and residential applications. Some of these software features include: packet filtering, firewall inspection, DHCP, DNS, and VPN support. DSLware products are fully software upgradeable to support ever-changing network requirements.

Multiplexers

General DataComm supplies a line of multiplexing products. The TMS-3000 is a network managed bandwidth management system for high-speed wide area networks. The TMS-3000 is primarily sold to system integrators, government agencies and enterprise customers to build or expand fault tolerant resilient backbone networks. GDC also provides an access product into the TMS-3000 network for smaller branch or regional offices via the OCM feeder platform. The OCM platform offers connectivity to a variety of digital carrier services and uses the same bandwidth optimization techniques as the TMS-3000 to efficiently transport a changing mix of applications, LAN to WAN integration, image and video along with traditional voice and data traffic.

Network Services

General DataComm has field-proven experience in the successful design, deployment, monitoring and security testing and maintenance and support of voice and data networking equipment. Flexible and responsive to customer specific needs, General DataComm provides nation-wide complete outsourced services, installation, maintenance and product repair services for the complete line of network access products along with services such as project management, training, coordination, staging and network testing. GDC offers a range of guaranteed maintenance response plans: two- four- or eight-hour and next day on-site service. Unlike most industry-offered training programs, which deliver off-the-shelf, packaged courses, GDC creates a custom training solution to fit a customer's specific needs in terms of course content and duration. GDC's Factory Direct repair facility provides product and warranty repair at our repair center in Naugatuck, Connecticut.

Sales and Marketing

Effectively employing networking technology has become a key factor in developing a successful business. Communications networks have emerged as valuable assets that generate revenue and provide competitive advantage. General DataComm over the past 35 years has helped many of the world's largest enterprises harness the power of networking. Electronic channels of commerce have been established, and reliable public and private communication links are essential to any organization's survival. GDC's full range of products and services can support this growing network challenge. The Company's products are sold worldwide via a dedicated domestic sales force and through a domestic and international distributor network, augmented by original equipment manufacturers (OEM's), value-added resellers, system integrators and alternate service providers.

GDC's customer base includes: local exchange carriers, including incumbents such as Verizon, SBC, Qwest and Bell Canada; interexchange carriers, including MCI, and government entities including state, local and foreign governments. GDC had 3 customers which individually accounted for more than 10 % of revenue in fiscal 2004. They were Bell Canada (17%), Verizon (16%) and Sunbelt Telecommunications (10%). In total, such customers accounted for approximately 43% of fiscal 2004 revenue.

Research and Development

The Company focuses its development efforts on providing enhanced functionality to its existing products, and the development of additional software-based features and functionality. Extensive product development input is obtained directly from customers and extensive monitoring of end-user needs as well as changes in the marketplace. The Company's current product development focus has been on developing IP and Ethernet access solutions and completing new products. Company management believes that our success will depend, in part, on our ability to develop and introduce in a timely fashion new products and enhancements to our existing product lines. GDC has in the past made, and intends to continue making, significant investments in product and technological development. Research and product development activities are performed at the Company's facility in Naugatuck, Connecticut.

The Company's inability to develop new products or enhancements to existing products on a timely basis, or the failure of these new products or enhancements to achieve market acceptance, could have a material adverse effect on the Company's business.

GDC's expenditures for research and development activities amounted to $2.7 million, $3.1 million and $3.6 million for fiscal 2004, 2003 and 2002 respectively.

Manufacturing

GDC's manufacturing operations consist of materials planning and procurement, final assembly, product assurance testing, quality control, and packaging and shipping. GDC currently uses several independent manufacturers to provide certain printed circuit boards, chassis and subassemblies. The Company believes that the efficiency of our manufacturing process to date is largely due to our product architecture and our commitment to manufacturing process design. GDC has spent significant engineering resources producing customized software to assure consistent high product quality. Products are tested after the assembly process using internally developed automated product assurance testing procedures.

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

GDC's Naugatuck facility continued to be ISO 9001 certified during fiscal 2004.

Backlog

The Company's order backlog, while one of several useful financial statistics, is, however, a limited indicator of the Company's future revenues. Because of normally short delivery requirements, the Company's sales in each quarter primarily depend upon orders received and shipped in that same quarter. In addition, since product shipments are historically heavier in the last month of each quarter, quarterly revenues can be adversely or beneficially impacted by several events including: unforeseen delays in product shipments; large sales that close at the end of the quarter; sales order changes or cancellations; changes in product mix; new product announcements by the Company or its competitors; and the capital spending trends of customers.

Competition

The telecommunications and networking industry is intensely competitive. Each competitor offers its own solution and all are formidable competitors. Many of the Company's current and prospective competitors including ADC, Cisco, Adtran, Paradyne and Alcatel have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources. There can be no assurance that we will be able to maintain or grow our market share of multi-service access products.

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

Employees

At September 30, 2004, the Company employed 78 persons, of whom 22 were research and development positions, 21 were manufacturing positions, 24 were sales and marketing positions and 11 were general management and support positions, including information technology, accounting, human resources, facilities maintenance and other miscellaneous functions. No Company employees are covered by collective bargaining agreements. The Company has never experienced a work stoppage. Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. Due to the Company's history of financial difficulties, the Company's employee benefit programs are likely not to be equivalent to those offered by our competitors. While to date management does not believe this to have resulted in significant difficulties in hiring and retaining skilled personnel, this may not be the case in the future.

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

   GDC Limited Operating History Since Emerging from Bankruptcy. The Company emerged from Bankruptcy on September 15, 2003. The Company had voluntarily filed for protection under Chapter 11 of the US Bankruptcy Code on November 2, 2001, after incurring seven consecutive years of losses and selling three of its four operating divisions in 2001. Accordingly, an investor in our common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by a company emerging from Chapter 11 and that operates in rapidly evolving markets such as the telecommunications equipment industry.

Due to the Company's limited and negative operating history and poor performance since emergence, the Company may not successfully implement any of its strategies or successfully address these risks and uncertainties. As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

   Limited Financial Resources and Risk of Default. The Company has virtually no current ability to borrow additional funds. It must, therefore, substantially fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of professional fees and monthly payments of principal and interest (currently such principal and interest totals approximately $320,000 per month) under its new loan agreement. Furthermore, the Company has significant outstanding obligations and commitments approximating $49.6 million (see Item 7 of this Form 10-K, in the section on "Liquidity" for additional discussion of this Risk Factor and the Company's contractual cash obligations as of September 30, 2004).

The Company's failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Notes 1 and 4 to Notes to Financial Statements included in Item 8 of this Form 10-K). Although the Company was not in default of the financial covenant as of September 30, 2004, it was necessary to obtain a waiver of compliance with such covenant in order to avoid a default as the Company did not meet the financial covenant requirement.

In fiscal 2004, which period covers most results since emerging from bankruptcy, the Company has incurred operating losses of $175,000 and a loss before reorganization items and income taxes of $3,491,000. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described in the "Risk Factors" section.

There can be no assurance that the Company will be able to avoid a default on the new loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($13.9 million at September 30, 2004) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection. In addition, at September 30, 2004, the Company's new loan agreement provides the lenders with warrants to (i) purchase up to 51% (currently 35%) of the Company's common stock at $.01 per share in the event of default, currently 35% based on repayment of debt and (ii) purchase 10% of the Company's Common stock if the debt owing to them is not fully paid by December 31, 2004. Such debt was not fully paid by December 31, 2004. Both such warrants and any common stock issued thereunder will be cancelled if the lender's outstanding debt is fully paid by December 31,2007.

   Dependence on Legacy and Recently Introduced Products and New Product Development. The Company's future results of operations are dependent on market acceptance of existing and future applications for the Company's current products and new products in development. The majority of sales continue to be provided by the Company's legacy products, primarily our DSU/CSU, V.34 lines which represented approximately 80% of net sales in fiscal 2004. The Company anticipates that net sales from legacy products will decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

Market acceptance of the Company's recently introduced and future product lines is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunication services, market acceptance of multiservice access devices, the availability and price of competing products and technologies, and the success of the Company's sales and marketing efforts. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Failure to introduce new products in a timely manner in order to replace sales of legacy products could cause customers to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations.

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

A small number of customers have historically accounted for a majority of the Company's sales (see Item 1. Business - Sales and Marketing). Sales to the Company's top five customers accounted for 56% and 61% of sales in fiscal 2004 and 2003, respectively. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. GDC expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2005, and possibly beyond. The loss of one or more of our service provider customers, such as occurred during the past three years through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results. A bankruptcy filing by one or more of the Company's major customers could materially adversely affect the Company's business, financial condition and results of operations.

   Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales, and technical personnel. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. The Company does not have employment contracts with its key employees. The Company implemented significant cost and staff reductions in recent years, which may make it more difficult to attract and retain key personnel. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to attract qualified personnel, could delay product development cycles or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations.

   Dependence on Key Suppliers and Component Availability. The Company generally relies upon several contract manufacturers to assemble finished and semi-finished goods. The Company's products use certain components, such as microprocessors, memory chips and pre-formed enclosures that are acquired or available from one or a limited number of sources. Component parts that are incorporated into board assemblies are sourced directly by the Company from suppliers. The Company has generally been able to procure adequate supplies of these components in a timely manner from existing sources.
While most components are standard items, certain application-specific integrated circuit chips used in many of the Company's products are customized to the Company's specifications. None of the suppliers of components operate under contract. Additionally, availability of some standard components may be affected by market shortages and allocations. The Company's inability to obtain a sufficient quantity of components when required, or to develop alternative sources due to lack of availability or degradation of quality, at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially affect the Company's operating results in any given period. In addition, as referenced above the Company relies heavily on outsourcing subcontractors for production. The inability of such subcontractors to deliver products in a timely fashion or in accordance with the Company's quality standards could materially adversely affect the Company's operating results and business.

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

   Competition. The market for telecommunications network access equipment addressed by the Company's products can be characterized as highly competitive, with intensive equipment price pressure. This market is subject to rapid technological change, wide-ranging regulatory requirements, the entrance of low cost manufacturers and the presence of formidable competitors that have greater name recognition and financial resources. Certain technology such as the V.34 and DSU/CSU portion of the SpectraComm and InnovX lines are not considered new and the market has experienced decline in recent years.

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

   The Company is Controlled by a Small Number of Stockholders and Certain Creditors. In particular, Mr. Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 69% of the Company's outstanding shares of Class B stock. Furthermore, Mr. Modlin is also executor of the estate of Mr. Charles
P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such estate owns approximately 27% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors. The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which was designated by the Creditors Committee (and thereafter may be designate by the Trustee). The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full. In addition, until the Company's primary secured loan obligations are paid in full, the primary secured lender, Ableco Finance LLC ("Ableco") is entitled to designate three directors and, upon default in its loan, its affiliate shall have the right under the two warrants it holds, to (i) acquire from 5% (currently 35%) to 51% of the outstanding Common Stock depending on the amount of the outstanding secured debt at such time, and (ii) acquire 10% of the outstanding Common Stock on a diluted basis. If Ableco's loan is not repaid in full by September 15, 2006, the Trustee may designate two more directors, and in the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Trustee shall be entitled to select a majority of the Board of Directors. Accordingly, in the absence of a default under Ableco's loan, or a payment default under the Debentures, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock, Ableco and the Trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company. This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock, thereby making it less likely that a stockholder will receive a premium in any sale of shares. To date, the holders of the 9% Preferred Stock and Ableco have not designated any directors.

ITEM 2.         PROPERTIES

The principal facilities of the Company are as follows:

Naugatuck, Connecticut --              executive offices headquarters, a 360,000
                                       square foot facility owned by the Company
                                       (approximately 66% is vacant). The
                                       Company is currently actively trying to
                                       sell or lease this property. If such sale were to occur, the Company would intend to lease appropriate facilities in the same geographical area.

ITEM 3.         LEGAL PROCEEDINGS

Reference is made to Item 1 of this Form 10-K, "Plan of Reorganization Approval and Effectiveness".

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on The Pink Sheets under the symbol "GNRD". The following table sets forth the range of high and low sales prices for the Company's common stock for the periods indicated:

Fiscal 2004                                      High                  Low
-----------                                      ----                  ---

First Quarter                                   $3.50                $1.60
Second Quarter                                   2.45                  .28
Third Quarter                                     .50                  .31
Fourth Quarter                                    .45                  .15


Fiscal 2003                                      High                  Low
-----------                                      ----                  ---

First Quarter                                   $ .80                $ .20
Second Quarter                                    .30                  .10
Third Quarter                                    2.50                  .23
Fourth Quarter                                   4.04                 1.50

As of December 15, 2004, the Company had approximately 441 common stockholders of record. The closing sales price of the Company's common stock on December 15, 2004 was $.40 per share.

No shares of Common Stock or Class B Stock were sold for cash during the three year period ending September 30, 2004. Convertible notes aggregating $1,050,000 and a warrant were issued to the Chief Executive Officer in connection with loans and convertible notes aggregating $550,000 were issued to John L. Segall, a director in connection with three of those loans as set forth in Reports on Form 8-K previously filed and in Note 7 to the Consolidated Financial Statements.

Reference is made to Notes 3 and 7 to Consolidated Financial Statements for description of Debentures issued to creditors in satisfaction of their unsecured claims in the Chapter 11 proceedings pursuant to Section 1145 of the Federal Bankruptcy Code and 175,000 pre-split shares of Common Stock were issued to a creditor in connection with settlement of its claim in the Chapter 11 proceedings in 2003 exempt pursuant to Sections 3(a) 7 and 4(2) of the Securities Act of 1933.

Reference is also made to Note 11 to Consolidated Financial Statements for description of awards, grants and options issued pursuant to the 2003 Stock and Bonus Plan on September 30, 2003 and also reported in Form 8-K.

No securities were repurchased by the Company during its fiscal years ended September 30, 2004, September 30, 2003 and September 30, 2002.

Dividend Policy
---------------

The Company has never paid cash dividends. GDC cannot declare or pay any dividends on its common stock in the foreseeable future due to restrictions in loan agreements and provisions governing the 9% Preferred Stock until all arrearages are paid in full. In any event, the Company intends to retain all earnings, if any, to invest in operations.

ITEM 6.         SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of September 30, 2004 and 2003, and the statements of operations data for the years then ended are derived from our financial statements, which have been audited by Eisner LLP, independent registered public accountants, and are included elsewhere in this Annual Report on Form 10-K. The selected financial data for fiscal years 2000 through 2002 was derived from our financial statements that were audited by PricewaterhouseCoopers LLP, who declined to stand for re-election as independent registered accountants for the Company with respect to the audit of the Company's financial statements as of and for the year ended September 30, 2003. The historical results are not necessarily indicative of the results we expect for future periods.

               General DataComm Industries, Inc. and Subsidiaries
                      Consolidated Statements of Operations

(In thousands except share data)
Years ended September 30,                                     2004           2003           2002           2001           2000
-------------------------                                     ----           ----           ----           ----           ----

Revenues:
  Net sales                                               $    15,381    $    23,905    $    27,681    $    59,874    $   114,941
  Service revenue                                                  --             --             --         33,438         48,807
                                                          -----------------------------------------------------------------------
                                                               15,381         23,905         27,681         93,312        163,748
Cost of revenues:
  Cost of product sales                                         6,801         10,968         15,178         59,391         73,589
  Cost of service revenue                                          --             --             --         29,108         36,140
                                                          -----------------------------------------------------------------------
                                                                6,801         10,968         15,178         88,499        109,729

Gross margin                                                    8,580         12,937         12,503          4,813         54,019

Operating expenses:
  Selling, general and administrative                           6,016          8,744          7,721         35,873         56,935
  Research and product development                              2,739          3,082          3,600         11,964         20,490
  Impairment and restructuring charges                             --             --           (446)        39,583          2,000
                                                          -----------------------------------------------------------------------
                                                                8,755         11,826         10,875         87,420         79,425

Operating  income (loss)                                         (175)         1,111          1,628        (82,607)       (25,406)

Other income (expense):
  Interest expense (contractual interest of $4,097
   in 2003 and $5,097 in 2002)                                 (3,524)        (4,213)        (3,399)        (8,912)        (8,660)
  Other financial expenses                                         --         (2,202)            --             --             --
  Gain on early extinguishment of mortgage debt                    --             --          1,967             --             --
  Gain on sale of multimedia division                              --             --             --          2,863             --
  Gain on sale of service division                                 --             --             --         11,289             --
  Debt conversion expense                                          --             --             --             --         (2,403)
  Gain on sale of real estate                                      --            329            919             --             --
  Gain on legal settlements                                        --          7,182             --          5,000             --
  Other, net                                                      208            177            342           (475)           573
                                                          -----------------------------------------------------------------------
                                                               (3,316)         1,273           (171)         9,765        (10,490)

Income (loss) from continuing operations before
 reorganization items and income taxes                         (3,491)         2,384          1,457        (72,842)       (35,896)
                                                          -----------------------------------------------------------------------

Reorganization items:
                     Professional fees                             --         (3,462)        (3,032)            --             --
                     Claims adjustments                         2,118            429            495             --             --
                     Gain on debt restructuring                    --          5,283             --             --             --
                                                          -----------------------------------------------------------------------
                                                                2,118          2,250         (2,537)            --             --
Income (loss) from continuing operations before
  income taxes                                                 (1,373)         4,634         (1,080)       (72,842)       (35,896)

Income tax provision                                               23             10             10            100          1,800
                                                          -----------------------------------------------------------------------
Income (loss) from continuing operations                       (1,396)         4,624         (1,090)       (72,942)       (37,696)

Income (loss) from discontinued operations,
       net of income taxes                                         --             --             --           (592)           757
                                                          -----------------------------------------------------------------------

Net income  (loss)                                             (1,396)   $     4,624    $    (1,090)   $   (73,534)       (36,939)

Dividends applicable to preferred stock                        (1,780)        (1,910)        (1,914)        (1,990)        (1,343)
                                                          =======================================================================

Net income (loss) applicable to common and
      Class B stock                                       $    (3,176)   $     2,714    $    (3,004)   $   (75,524)   $   (38,282)
                                                          =======================================================================

Basic and diluted earnings (loss) per share:
             From continuing operations                   $     (0.80)   $      0.80    $     (0.89)   $    (23.73)   $    (15.40)
             From discontinued operations                          --             --             --          (0.19)          0.30
                                                          =======================================================================
             Total                                        $     (0.80)   $      0.80    $     (0.89)   $    (23.92)   $    (15.10)
                                                          =======================================================================

             Average number of common and Class B
               shares outstanding, basic and diluted        3,966,259      3,401,295    $ 3,380,474      3,157,864      2,540,000
                                                          =======================================================================

                        Five-Year Selected Financial Data
                        ---------------------------------
                                 (in thousands)

                                                 2004          2003          2002          2001          2000
                                                 ----          ----          ----          ----          ----

Balance Sheet and Other Data:
-----------------------------
   Unrestricted Cash and Cash Equivalents     $    586    $    2,113    $    3,235    $      766    $    3,572
   Total Current Assets                          7,059        11,626        16,428        29,509        70,753
   Total Current Liabilities                    47,997        13,227        66,026        86,234       100,512
   Working Capital (Deficit)                   (40,938)       (1,601)      (49,598)      (56,725)      (29,759)
   Total Assets                                 11,264        15,939        22,688        43,986       133,083
   Long-term Debt, including
      current portion                           37,281        39,817        30,986        48,964        54,982
   Total Liabilities                            49,298        52,698        66,026        86,234       106,920
   Redeemable 5% Preferred Stock                    --         1,825         2,825         2,875         5,000
   Stockholders' Equity (Deficit)              (38,034)      (38,584)      (46,163)      (45,123)       21,163
   Employees, end of year                           78           111           112           210         1,019


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

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

Overview

The Company has incurred net losses since 1994 and as of September 30, 2004, the most recent fiscal year end, had an accumulated deficit of $237.2 million. The significant amount of the Company's operating losses resulted from costs incurred prior to 2002 in developing and marketing Asynchronous Transfer Mode ("ATM") technology in the former Broadband Systems Division ("BSD").

After implementing a number of restructuring and cost reduction programs in an attempt to better align operating cost structure with revenues, in 2001 three of the Company's business units were actively marketed for sale with the objective of reducing outstanding debt and providing additional liquidity.

Between June and August 2001, three of the Company's four operating divisions representing a significant portion of the assets of the Company, including BSD, were sold. However, due to the impact of a general economic downturn and a decline in the telecommunication industry in particular, the Company did not realize sufficient proceeds from the sales to satisfy its secured debtors. Revenues of divisions sold constituted 59% of consolidated revenues in fiscal 2001. By the end of fiscal 2001 the number of employees declined to 210 employees from 1,019 at the beginning of the year. Further cost-saving reductions were subsequently implemented which reduced headcount to 78 employees at September 30, 2004.

On November 2, 2001 General DataComm Industries Inc. and its domestic subsidiaries filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. ss. 101 et seq. of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company continued in possession of its properties and the management of its business as debtors in possession pursuant to sections 1107 and 1108 of the Bankruptcy Code.

During the year ended September 30, 2002, and in the aftermath of the sales of three of its business units, the Company consolidated its remaining operations into its owned facility in Naugatuck, Connecticut, and downsized its staff and operating assets to more properly reflect current operating requirements for its one remaining business unit.

Pursuant to a reorganization plan approved by the Bankruptcy Court, the Company emerged from bankruptcy on September 15, 2003.

          Results of Operations - Fiscal Year Ended September 30, 2004
          ------------------------------------------------------------

The Company's revenues were $15.4 million in fiscal 2004, down from $23.9 million in fiscal 2003, and the Company is operating on internally generated cash flows and, when required, has obtained loans from related parties. There is no commitment from any related parties to provide loans in the future. No additional loan proceeds are available under the Company's senior loan agreement and the lenders have a security interest in all assets of the Company which substantially limits any ability to attract new financings without the approval of the lenders or without replacing the entire existing loan agreement. Furthermore, the Company is required to make monthly payments of principal (currently approximately $250,000) and interest (currently approximately $70,000) to its secured lenders.

The Company has over the preceding three years demonstrated the ability to introduce new products, re-establish customer relationships and introduce manufacturing cost efficiencies. However, the ability of the Company to generate sufficient operating cash flow is dependent on achieving satisfactory revenue levels, customer collections, new product and product feature development, ability to operate with minimal investment in capital equipment and software and other significant risks. Reference is made to Item 1, "Risk Factors" and the "Liquidity" section below in this Form 10-K for further discussion of these items.

The Company's net revenues in fiscal 2004 and 2003 were derived from the sale of network access and wide area network equipment. The majority of the sales (approximately 80%) were provided by the Company's legacy products, primarily analog and digital data sets. The Company anticipates that net sales from legacy products will decline over the next several years while sales of new products will increase over the same period with significant fluctuations possible and without assurance that sales of new products will increase over the same period.

Approximately 25% of sales of products in the last two fiscal years were made through distributors and resellers. Such distributors and resellers may be responsible for warehousing products and fulfilling product orders as well as identifying potential service provider and other customers. The balance of the sales of products were made through direct sales to service provider, enterprise and integrator customers.

The Company's results from operations have fluctuated significantly from period-to-period in the past and this may continue in the future. As a result, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.


Revenues

                                             Year Ended September 30,
                                   ------------------------------------------

           (in thousands)            2004              2003            2002
                                   --------          --------        --------

           Revenues                $ 15,381          $ 23,905        $ 27,681


Revenues for fiscal 2004 decreased 36% to $15,381,000 from revenues of $23,905,000 in fiscal 2003. This decrease was predominately the result of lower unit sales which we attribute to reduced capital spending by large telecommunication infrastructure customers in the United States. This decline began in 2001 due to economic and industry-wide factors, including financial constraints affecting customers and over-capacity in our customers' markets. The Company anticipates that the current reduced capital spending levels by its customers will continue to affect sales until an overall recovery in the telecommunications market begins, which is not expected to significantly change in 2005. Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Revenues for fiscal 2003 decreased 14% to $23,905,000 from revenues of $27,681,000 in fiscal 2002. This decrease was also predominately the result of lower unit sales attributable to reduced capital spending by large telecommunications infrastructure customers in the United States for the reasons discussed above.

The Company's business is characterized by a concentration of sales to a limited number of key customers. Sales to the Company's top five customers accounted for 56%, 61% and 62% of product sales in fiscal 2004, 2003 and 2002, respectively. Three customers individually accounted for more than 10% of revenue in fiscal 2004. The Company's five largest customers in fiscal 2004 were Verizon (16%), Bell Canada (17%), Sunbelt Telecommunications, Inc. (10%), Qwest Communications and Anixter. See "Risk Factors" in Item 1 of this Form 10-K.

The Company sells its products primarily in the United States through a direct sales force and through a variety of resellers, integrators, and distributors. Sales to resellers and distributors accounted for approximately 25% of sales in fiscal 2004 and 2003. The balance of the sales of products were made through direct sales to service provider, enterprise and integrator customers. Product sales outside of North America were not significant in the three years ended September 30, 2004.

Revenues generated by service activities declined 9% to $569,000 in fiscal 2004 from $628,000 in fiscal 2003 reflecting a decline in product repair business.


Gross Margin

                                                  Year Ended September 30,
                                          -------------------------------------

           (in thousands)                   2004           2003           2002
                                          -------        -------        -------

           Gross Margin                   $ 8,580        $12,937        $12,503
           Percentage of revenues            55.8%          54.1%          45.2%

Gross margin as a percentage of revenues in fiscal 2004 was 55.8% as compared to 54.1% in fiscal 2003. The 1.9% increase in gross profit margin in fiscal year 2003 was attributable to lower negotiated material component costs, lower subcontractor assembly costs and the benefit from cost reduction measures enacted during fiscal 2004 and 2003, all of which added 4.6%, to the sale of older inventories that had previously been written off based on the Company's accounting policy on determining obsolescence, which added 2.0%, offset in part by plant cost inefficiencies associated with lower sales volumes and other effects amounting to a reduction of 4.9%. Gross margin as a percentage of sales in fiscal 2003 was 54.1% as compared to 45.2% in fiscal 2002. The increase in gross profit margin in fiscal year 2003 was attributable to lower negotiated material component costs, lower subcontractor assembly costs and the benefit from cost reduction measures enacted during fiscal 2003 and 2002.

In future periods, the Company's gross margin will vary depending upon a number of factors, including the mix of products sold, the cost of products manufactured at subcontract facilities, the channels of distribution, the price of products sold, discounting practices, price competition, increases in material costs and changes in other components of cost of sales. As and to the extent the Company introduces new products, it is possible that such products may have lower gross profit margins than other established products in higher volume production. Accordingly, gross margin as a percentage of sales may vary.

Selling, General and Administrative

                                                     Year Ended September 30,
                                                   ----------------------------

           (in thousands)                           2004       2003       2002
                                                   ------     ------     ------

           Selling, general and administrative     $6,016     $8,744     $7,721
           Percentage of revenues                    39.1%      36.6%      27.9%


The Company's selling, general and administrative ("SG&A") expenses decreased to $6,016,000, or 39.1% of sales in fiscal 2004 from $8,744,000, or 36.6% of sales in fiscal 2003. The decrease in fiscal 2004 from fiscal 2003 was due primarily to the value attributed to stock grants and awards to employees and directors upon the Company's successful emergence from Chapter 11 bankruptcy proceedings in September 2003. Such stock grants and awards, totaling $1,923,000, did not involve any cash outlay and were approved as part of the Company's plan of reorganization. Excluding this compensation expense, SG&A declined $805,000 in fiscal 2004 due to lower payroll costs of $1,219,000 from reductions in commissions and numbers of employees, and other expense reductions of $19,000 offset by legal fees of $333,000 incurred after emergence from bankruptcy in September 2003 and $100,000 additional travel expense due to restructuring the sales force.

The Company's SG&A expenses increased to $8,744,000, or 36.6% of sales in fiscal 2003 from $7,721,000, or 27.9% of sales in fiscal 2002. The increase in fiscal 2003 from fiscal 2002 was due primarily to value attributed to stock grants and awards to employees and directors totaling $1,923,000. Excluding this compensation expense, SG&A declined $900,000 in fiscal 2003 due to lower payroll costs of $660,000 from reductions in commissions and numbers of employees, lower facility costs resulting from consolidating operations in fiscal 2002 and other expense reduction efforts.

The increase in SG&A expenses as a percentage of sales in fiscal 2004 and 2003 is due to the percentage decline in revenues exceeding the percentage decline in SG&A expenses.

Research and Product Development

                                                     Year Ended September 30,
                                                  -----------------------------

           (in thousands)                           2004       2003       2002
                                                  -------    -------    -------

           Research and product development       $ 2,739    $ 3,082    $ 3,600
           Percentage of revenues                    17.8%      12.9%      13.0%


Research and development ("R&D") expenses decreased to $2,739,000 or 17.8% of sales in fiscal 2004 as compared to $3,082,000 or 12.9% of sales in fiscal 2003. This decrease was due primarily to reductions in number of engineers employed and salary reductions in an effort to reduce expenses in reaction to lower revenue levels. However, R&D expense in fiscal 2004 as a percentage of revenue compared to fiscal 2003 still increased as the percentage decline in revenues exceeded the percentage decline in R&D expenses. The number of R&D employees was reduced to 22 at September 30, 2004 from 27 at September 30, 2003.

R&D expense decreased to $3,082,000 or 12.9% of sales in fiscal 2003 as compared to $3,600,000 or 13.0% of sales in fiscal 2002. This decrease was due primarily to reductions in outside development costs. Due to lower revenue levels, R&D expense in fiscal 2003 as a percentage of sales compared to fiscal 2002 was maintained at approximately the same level.

Impairment and Restructuring Charges

In fiscal 2002 and in conjunction with the Company's decision to file for bankruptcy protection, the Company amended its facility consolidation plans so as to abandon a leased facility and to consolidate operations in its owned facility in Naugatuck, Connecticut, with such decision resulting in a reduction of $1,396,000 in restructuring charges for facility consolidation costs that had been recorded in the prior year and additional impairment charges of $950,000 for property and equipment.

For further discussion refer to Note 17 to the Notes of Financial Statements included in Item 8 of this Form 10-K.

Interest Expense

Interest expense decreased to $3,524,000 in fiscal 2004 from $4,213,000 in fiscal 2003 due to principal payments made on the Company's term loan obligations offset by higher interest rates on notes payable to related parties.

Interest expense increased to $4,213,000 and in fiscal 2003 from $3,399,000 in fiscal 2002 due to higher adequate protection payments (payments authorized by the bankruptcy court to be made to secured lenders) while the Company operated in Chapter 11.

Other Income (Expense)

In fiscal 2004, other income (expense) of $208,000 was comprised of income from the sale of excess furniture and equipment of $70,000 and other miscellaneous items in the net amount of $148,000.

In fiscal 2003, other income (expense) was comprised of: other financial expense of $2,202,000 as a result of adjusting the Company's carrying value of debt in bankruptcy to the loan amount agreed in bankruptcy court; a gain of $329,000 on the sale of real estate in England; legal settlements of $7,182,000 in favor of the Company; and other net income items of $177,000.

Other income in fiscal 2002 includes $919,000 from the sale of real estate in Middlebury, Connecticut. In addition, in fiscal 2002 the Company negotiated a reduction in the final payment of the mortgage on its Naugatuck, Connecticut facility and recorded a gain of $1,967,000.

Reorganization Items

Reorganization items include: claims reductions of $2,118,000, $429,000 and $495,000 in fiscal 2004, 2003 and 2002, respectively as a result of claims against the Company being reduced through the bankruptcy proceedings; and the debt restructuring approved by the bankruptcy court which resulted in a gain of $5,283,000 in fiscal 2003. Reorganization items also include professional fees of $3,462,000 and $3,032,000 in fiscal 2003 and 2002, respectively, associated with the Company's bankruptcy proceedings.

Provision for Income Taxes

No federal income tax provisions or tax benefits were provided in fiscal 2004, 2003 and 2002 due to the valuation allowance provided against deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2004 and 2002. The Company has federal tax credit and net operating loss carry forwards of approximately $12.0 million and $206.1 million, respectively, as of September 30, 2004. Income tax provisions for fiscal 2004, 2003 and 2002 reflect minimum state taxes.

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

Impairment of Long-Lived Assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No.
144. The Company's long-lived assets consist of real estate, property and equipment.

On September 30, 2004, real estate represents the only significant remaining long-lived asset that has not been fully written down for impairment.

Inventories. The Company values inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Agreements with certain customers provide for return rights. The Company is able to reasonably estimate these returns and they are accrued for at the time of shipment. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on product demand for the preceding twelve months. Historical product demand may prove to be an inaccurate indicator of future demand in which case the Company may increase or decrease the provision required for excess and obsolete inventory in future periods. The Company has possession of inventory, from a former division that was sold in 2001, which has been written off for financial reporting purposes. If the Company is able to sell inventory in the future that has been previously written down or off such sales will result in higher than normal gross margin.

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

Recent Accounting Pronouncements

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions are effective no later than the end of the first reporting period that ends after March 15, 2004. The Company has no variable interest entities and accordingly the adoption of this Interpretation did not have a material impact on the Company's financial position or results of operations.

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

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for interim periods beginning after June 15, 2003. In its October 2003 meeting, the FASB Board decided to defer the effective date of certain provisions of SFAS 150. SFAS No. 150 does not currently impact the Company's financial statements.

FASB Statement 123 (Revision 2004), "Share-Based Payment," was issued in December 2004 and is effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, `Accounting for Stock Issued to Employees." Additionally, the Company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Company plans to adopt the new statement in its financial statements for the quarter and year ending September 2005.

Liquidity and Capital Resources
                                                           September 30,
                                                       --------------------

           (in thousands)
                                                         2004        2003
                                                       --------    --------

           Cash and cash equivalents                   $    586    $  2,113
           Working capital (deficit)                    (40,938)     (1,601)
           Total assets                                  11,264      15,939
           Long-term debt, including current portion     37,281      39,817
           Total liabilities                             49,298      52,698

                                                 Year Ended September 30,
                                         --------------------------------------

                                            2004          2003          2002
                                         ----------    ----------    ----------

           Net cash provided (used) by:
                Operating activities     $     (110)   $    2,671    $    5,599
                Investing activities             35         4,162        13,300
                Financing activities         (1,777)       (7,630)      (16,430)

Note: Significant risk factors exist due to the Company's limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See Item 1, "Risk Factors" for further discussion.

Cash Flows

Net cash used in operating activities totaled $110,000 in fiscal 2004. The net loss in fiscal 2004 was $1.4 million. Non-cash items included in net loss were expenses for depreciation of $194,000 offset by gains on claim reductions of $2.1 million.

The working capital (deficit) increased by $39.3 million in fiscal 2004. The current portion of long-term debt increased by $34.3 million due to the reclassification of all long-term secured debt to a current liability as of September 30, 2004. Such reclassification was due to the Company's non-compliance as of September 30, 2004 with a financial covenant in the loan agreement with its senior secured lenders. Although such lenders granted a waiver of compliance for the period ending September 30, 2004, no waiver was granted for future quarterly compliance dates and there can be no assurance that the Company will meet such financial covenant in the future.

Reductions in working capital of $3.4 million which contributed to cash from operating activities were as follows: Accounts receivable were lower by $1.3 million due to the decline in revenues in fiscal 2004; inventories were lower by $634,000 as the Company was able to achieve shipments of on-hand inventories to satisfy customer orders and reduce purchasing; accrued payroll and payroll-related costs were lower by $740,000 due to the timing of pay dates and the number of employees being reduced from 111 to 78; unpaid interest which accrued on the Company's debt increased $2.4 million; and other uses of cash totaled approximately $200,000. We do not anticipate that inventory levels will continue to decline in fiscal 2005 due to purchases required to launch new products. Changes in other net long-term assets resulted in a use of cash of $209,000 in fiscal 2004 due to a reduction in the liability for priority tax claims.

Net cash provided by operating activities totaled $2.7 million in fiscal 2003. Net income in fiscal 2003 was $4.6 million. Non-cash items included in net income were expenses for depreciation of $180,000, stock compensation of $2.0 million and other financial expense of $2.2 million, and gains on sale of real estate of $0.3 million, on debt restructuring of $5.3 million, and gain on legal settlements of $4.7 million. Reductions in accounts receivable ($0.1 million), reductions in inventories ($0.9 million), reductions in net assets of discontinued operations ($0.6 million), increases in accounts payable and accrued payroll-related costs ($0.9 million) and other changes ($1.5 million) account for the $2.7 million in cash from operating activities.

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

Cash provided by investing activities was $35,000 for the year ended September 30, 2004, compared to cash provided of $4.2 million for the year ended September 30, 2003 and $13.3 million for the year ended September 30, 2002. Cash provided by investing activities in 2003 was the result of the sale of the Company's UK real estate for net proceeds of $1.9 million and from the collection of $2.3 million of notes receivable related to the sale and transfer of business units in fiscal 2001. In fiscal 2002 the Company sold real estate in Middlebury, Connecticut and realized $6.8 million in net proceeds. The Company also realized $6.5 million in notes receivable collections.

Cash used by financing activities of $1.8 million in fiscal 2004, was attributable to payments of senior debt obligations of $3.4 million offset by proceeds from notes payable to related parties of $1.6 million. Cash used by financing activities of $10.6 million in fiscal 2003 and $16.4 million in fiscal 2002 was primarily attributable to payments of senior debt obligations in each such years.

Liquidity

The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of professional fees and monthly payments of principal and interest (currently such principal and interest totals approximately $320,000 each month) under its senior loan agreement. Furthermore, the Company has significant outstanding obligations to pay both interest and principal on total long-term debt approximating $49.6 million (see the table and discussion on contractual cash obligations below).

The Company's failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Note 4 to Notes to Financial Statements included in Item 8 to this Form 10-K). Although the Company was not in default of the financial covenant as of September 30, 2004, it was necessary for the company to obtain a waiver of compliance with such covenant in order to avoid a default as the Company did not meet the financial covenant requirement.

In fiscal 2004, which period covers substantially all operating results since emerging from bankruptcy, the Company has incurred operating losses of $175,000 and a loss before reorganization items and income taxes of $3,491,000. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described in Item 1 of this Form 10-K in the section titled "Risk Factors". There can be no assurance that the Company will be able to avoid a default on the new loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($13.9 million at September 30, 2004) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection.

The Company emerged from Chapter 11 bankruptcy on September 15, 2003. Under the plan of emergence, the Company plans to pay all creditors 100% of their allowed claims based upon a five year business plan. The ability to meet the objectives of this business plan is directly affected by the factors described in the "Risk Factors" section in Item 1 of this Form 10-K. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet our business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. The Company cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to
(a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

In the three fiscal years ended September 30, 2004, operations were funded primarily through cash generated from operations and loans from related parties. Proceeds realized from sales and liquidations of non-core assets were required to be used to pay down the secured debt. In prior years the Company had obtained cash from a combination of loans, convertible debt, and sales of common and preferred stock.

At September 30, 2004 the Company's principal source of liquidity included cash and cash equivalents of $586,000 compared to $2.1 million at September 30, 2003. At September 30, 2004, the Company's working capital was a deficit of approximately $40.9 million, compared to a deficit of approximately $1.6 million at September 30, 2003. Fiscal 2004's larger negative working capital $40.9 million reflects the classification of all long-term secured debt as a current liability as of September 30, 2004 as a result of non-compliance with a financial covenant. See Note 4, the section on "Loan Agreement" of Notes to Consolidated Financial Statements included in Item 8 in this Form 10-K.

The Company has significant unpaid professional fees (approximately $1.0 million) at September 30, 2004 that are expected to be paid in fiscal 2005. In order to meet these and other future payments, the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

Because the Company's operating results fluctuate significantly due to decreases in customer demand or decreases in the acceptances of our future products, the Company may be unable to generate positive cash flow from operations. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company. See "Risk Factors" in Item 1 of this Form 10-K.

As a result of the potential liquidity and cash flow risks described above, the Company's independent auditors have expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's financial statements.

Management has responded to such risks as part of an ongoing strategy by restructuring its sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, in FY 2004 the Company obtained $1.6 million from loans from related parties to be used for working capital and general purposes (see Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

The Company's contractual cash obligations as of September 30, 2004, are as follows:

                                                PAYMENTS DUE BY PERIOD
                                                    (in thousands)

                                                             Fiscal Years    Fiscal Years
                                Total        Fiscal 2005    2006 and 2007   2008 and 2009
                            -------------   -------------   -------------   -------------
Long-Term Debt, including
  current portion           $      18,045   $       4,191   $       8,677   $       5,177
Priority Tax Claims                 1,693             589             589             515
Debentures                         29,822              --              --          29,822
Operating Leases                       18              13               5              --
                            -------------   -------------   -------------   -------------

Total Contractual Cash
  Obligations               $      49,578   $       4,793   $       9,271   $      35,514
                            =============   =============   =============   =============

The above-payments of long-term debt and Debentures are subject to acceleration in the event of default by the Company. Although the Company was not in default as of September 30, 2004, it was necessary for the Company to obtain a waiver of compliance in order to avoid a default as the Company did not meet the financial covenant requirement in its loan agreement. There can be no assurance that the Company will be able to avoid an event of default on the loan agreement in the future.

Long-term debt above consists of both the Term Obligation in the principal amount of $11.4 million and the PIK Note Obligations ($2.5 million), along with interest thereon, that were part of the Company's plan of reorganization from bankruptcy which became effective September 15, 2003. The amount of the PIK Note Obligation owing, if any, will be determined by the Bankruptcy Court. The Term Obligation requires monthly payments of principal in the amount of $250,000 and interest (7.25% at September 30, 2004) with the balance due on December 31, 2007. The PIK Note Obligation accrues interest at the same rate as the Term Obligation and the outstanding balance of principal and interest are due December 31, 2007 unless forgiven sooner if the Company achieves certain financial objectives. See Note 7 of Notes to Consolidated Financial Statements included in Item 8 in this Form 10-K.

Debentures represent the balance of the unsecured claims, and interest thereon, against the Company filed by its unsecured creditors, in the Chapter 11 bankruptcy proceedings. The issuance of the Debentures was approved as part of the Company's Plan of Reorganization and the amount listed consists of claims allowed as of September 30, 2004 and claims still subject to approval. In the event any pending claims are not approved in the bankruptcy proceedings, at such time an appropriate adjustment will be made in the amount of the Debentures. Interest accrues at rates up to 10% and the outstanding balance of principal and interest becomes payable on October 1, 2008.

The Company has no off balance sheet arrangements.

ITEM 7A.        QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that impacts our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Historically the Company has had little or no exposure to market risk in the area of changes in foreign currency exchange rates and interest rates as measured against the United States dollar, except to the extent the Company invoices customers in foreign currencies and is, therefore, subject to foreign currency exchange rate risk on any individual invoice while it remains unpaid, a period that normally is less than 90 days. At September 30, 2004 the Company had net accounts receivable denominated in Canadian dollars of approximately $1,070,000 (equivalent to approximately $848,760 U.S. dollars).

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

     EISNER LLP..............................................................35

     PRICEWATERHOUSECOOPERS LLP..............................................36

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2004 AND 2003...........37

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
         SEPTEMBER 30, 2004, 2003 and 2002 ..................................38

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  DEFICIT
          FOR THE YEARS ENDED  SEPTEMBER 30, 2004 , 2003 AND 2002............39

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
         SEPTEMBER 30, 2004, 2003 AND 2002...................................40



SCHEDULE FOR EACH OF THE THREE FISCAL YEARS IN THE PERIOD ENDED SEPTEMBER 20, 2004 INCLUDED IN ITEM 15(a):


     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES............74


Schedules other than those listed above have been omitted since the required information is not present or not present in amounts sufficient it require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Stockholders and Board of Directors
General DataComm Industries, Inc.:

We have audited the accompanying consolidated balance sheets of General DataComm Industries, Inc. and subsidiaries (the "Company") as of September 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General DataComm Industries, Inc. and subsidiaries as of September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company, which on September 15, 2003 emerged from bankruptcy proceedings pursuant to a Plan of Reorganization under Chapter 11 of the Bankruptcy Code, has both a working capital and stockholders' deficit at September 30, 2004, has limited ability to obtain new financing and during fiscal 2005 may be unable to comply with financial loan covenants related to its restructured secured indebtedness, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ EISNER LLP
Eisner LLP
New York, NY
January 4, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of General DataComm Industries, Inc.:

In our opinion, the accompanying consolidated statements of operations, of stockholders' equity (deficit) and of cash flows for the period ended September 30, 2002 present fairly, in all material respects the results of operations of General DataComm Industries, Inc. and its cash flows for the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the September 30, 2002 financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

On November 2, 2001, the Company and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware. The Company and its U.S. Subsidiaries continued in possession of their properties and the management of their business as debtors in possession pursuant to the Bankruptcy code. On September 15, 2003, the Company's Plan of Reorganization became effective and the company and its U.S. subsidiaries emerged from bankruptcy pursuant to the Plan approved on August 5, 2003 (see
Note 4 of the Company's fiscal 2004 audited financial statements included in this Form 10-K). The accompanying fiscal 2002 financial statements do not reflect any impact of the Company's emergence from bankruptcy in 2003.


/s/ PricewaterhouseCoopers LLP

Hartford, CT
January 12, 2004

               General DataComm Industries, Inc. and Subsidiaries
                           Consolidated Balance Sheets

(In thousands except shares)
September 30,                                                                           2004          2003
----------------------------------------------------------------------------------------------------------
Assets:
Current assets:
     Cash and cash equivalents                                                    $      586    $    2,113
      Restricted cash                                                                     --           325
     Accounts receivable, less allowance for doubtful
        receivables of $586 in 2004 and $514 in 2003                                   2,136         3,431
     Notes receivable                                                                     11           136
     Inventories                                                                       4,110         4,744
     Other current assets                                                                216           877
----------------------------------------------------------------------------------------------------------
Total current assets                                                                   7.059        11,626
==========================================================================================================
Property, plant and equipment, net                                                     4,205         4,309
Other asset                                                                               --             4
----------------------------------------------------------------------------------------------------------
Total Assets                                                                      $   11,264    $   15,939
==========================================================================================================

Liabilities and Stockholders' Deficit:
Current liabilities:
     Current portion of long-term debt ($1,600 owed to related parties in 2004)   $   37,281    $    3,000
     Accounts payable                                                                  1,662         1,579
     Accrued payroll and payroll-related costs                                           271         1,104
     Other current liabilities                                                         8,783         7,544
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                             47,997        13,227
==========================================================================================================
Long-term debt, less current portion                                                      --        36,817
Other liabilities                                                                      1,301         2,654
----------------------------------------------------------------------------------------------------------
Total Liabilities                                                                     49,298        52,698
==========================================================================================================

Commitments and contigencies (see Note 18 and 19)

Redeemable 5% preferred stock, par value $1.00 per share, authorized, issued and outstanding. No shares at September 30, 2004 and 73,000 shares at
   September 30, 2003                                                                     --         1,825
----------------------------------------------------------------------------------------------------------

Stockholders' deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized; issued and outstanding: 787,900 shares in 2004 and 2003:
      $27.2 million liquidation preference at September 30, 2004                         788           788
   Class B common stock, par value $.01 per share, 5,000,000 shares
      authorized; 664,978 issued and outstanding in 2004 and 2003                          7             7
   Common stock, par value $.01 per share, 25,000,000 shares authorized;
      issued  3,305,833 in 2004 and 3,278,736 in 2003                                     33            33
   Capital in excess of par value                                                    198,433       196,487
   Accumulated deficit                                                              (237,150)     (235,754)
   Common stock held in treasury, at cost:
      1,961 shares in 2004 and 2003                                                     (145)         (145)
==========================================================================================================
Total Stockholders' Deficit                                                          (38,034)      (38,584)
==========================================================================================================
Total Liabilities and Stockholders' Deficit                                       $   11,264    $   15,939
==========================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               General DataComm Industries, Inc. and Subsidiaries
                      Consolidated Statements of Operations

(In thousands except share data)
Year ended September 30,
                                                                                2004           2003           2002
------------------------------------------------------------------------------------------------------------------
Revenues                                                                 $    15,381    $    23,905    $    27,681

Cost of revenues                                                               6,801         10,968         15,178
------------------------------------------------------------------------------------------------------------------


Gross margin                                                                   8,580         12,937         12,503

Operating expenses:
  Selling, general and administrative                                          6,016          8,744          7,721
  Research and product development                                             2,739          3,082          3,600
  Impairment and restructuring charges                                            --             --           (446)
------------------------------------------------------------------------------------------------------------------
                                                                               8,755         11,826         10,875

Operating income (loss)                                                         (175)         1,111          1,628

Other income (expense):
   Interest expense (contractual interest of $4.097 in 2003 and $5,097
      in 2002)                                                                (3,524)        (4,213)        (3,399)
   Other financial expense                                                        --         (2,202)            --
   Gain on early extinguishment of debt                                           --             --          1,967
   Gain on sale of real estate                                                    --            329            919
   Gain on legal settlements                                                      --          7,182             --
   Other, net                                                                    208            177            342
------------------------------------------------------------------------------------------------------------------
                                                                              (3,316)         1,273           (171)

Income (loss) before reorganization
items and income taxes                                                        (3,491)         2,384          1,457

------------------------------------------------------------------------------------------------------------------

Reorganization items:
                     Professional fees                                            --         (3,462)        (3,032)
                     Claims adjustments                                        2,118            429            495
                     Gain on debt restructuring                                   --          5,283             --
------------------------------------------------------------------------------------------------------------------
                                                                               2,118          2,250         (2,537)

Income (loss) before income taxes                                             (1,373)         4,634         (1,080)

Income tax provision                                                              23             10             10
------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                             (1,396)         4,624         (1,090)

Less:  Dividends applicable to preferred stock                                (1,780)        (1,910)        (1,914)
==================================================================================================================
Net income (loss) applicable to common and Class B stock                 $    (3,176)   $     2,714    $    (3,004)
==================================================================================================================

Basic and diluted earnings (loss) per share (Note 12)                    $     (0.80)   $      0.80    $     (0.89)
==================================================================================================================

Weighted average number of common and Class B
  shares outstanding, basic and diluted                                    3,966,259      3,401,295      3,380,474
==================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                General DataComm Industries Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                        (in Thousands, Except Share Data)

                                       9% Preferred Stock         Class B Stock          Common Stock         Capital
                                       -------------------     -------------------   ---------------------   in Excess
                                       Shares       Amount     Shares       Amount    Shares        Amount     of Par
Balance, September 30, 2001            787,900         788     205,710           2   3,158,334          31     194,783
------------------------------------------------------------------------------------------------------------------------

Conversion of redeemable 5%
preferred stock to common stock                                                         55,555           1          49

Net loss

Balance, September 30, 2002            787,900         788     205,710           2   3,213,889          32     194,832
------------------------------------------------------------------------------------------------------------------------

Treasury stock issued                                                                                           (1,263)

Stock awards and grants                                        459,268           5      50,000           1       1,918

Conversion of redeemable 5%
preferred stock to common stock                                                         14,847                   1,000

Net income
------------------------------------------------------------------------------------------------------------------------

Balance September 30, 2003             787,900         788     664,978           7   3,278,736          33     196,487

Warrants issued in connection with
loans from related parties                                                                                         121

Conversion of redeemable 5%
preferred stock to common stock                                                         27,097                   1,825

Net loss
========================================================================================================================
Balance September 30, 2004             787,900   $     788     664,978   $       7   3,305,833   $      33   $ 198,433
========================================================================================================================

                                                                             Accumulated
                                           Treasury Stock                       Other         Total
                                        -------------------    Accumulated  Comprehensive  Stockholders'
                                        Shares       Amount      Deficit    Income (Loss)    Deficit

Balance, September 30, 2001             19,461       (1,439)    (239,288)           --      (45,123)
---------------------------------------------------------------------------------------------------

Conversion of redeemable 5%
preferred stock to common stock                                                                  50

Net loss                                                          (1,090)                    (1,090)

Balance, September 30, 2002             19,461       (1,439)    (240,378)           --      (46,163)
---------------------------------------------------------------------------------------------------

Treasury stock issued                  (17,500)       1,294                         --           32

Stock awards and grants                                                                       1,923

Conversion of redeemable 5%
preferred stock to common stock                                                               1,000

Net income                                                         4,624                      4,624
---------------------------------------------------------------------------------------------------

Balance September 30, 2003               1,961         (145)    (235,754)           --      (38,584)

Warrants issued in connection with
loans from related parties                                                                      121

Conversion of redeemable 5%
preferred stock to common stock                                                               1,825

Net loss                                                          (1,396)                    (1,396)
===================================================================================================
Balance September 30, 2004               1,961    $    (145)   $(237,150)           --    $ (38,034)
===================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               General DataComm Industries, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

(In thousands)
Year ended September 30,                                    2004        2003        2002
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                        $ (1,396)   $  4,624    $ (1,090)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
     Depreciation and amortization                            194         180         373
     Stock compensation expense                                --       1,955          --
     Other financial expense                                   --       2,202          --
     Gain on debt restructuring                                --      (5,283)         --
     Gain on legal settlements                                 --      (4,702)         --
     Gain on claim reductions                              (2,118)         --          --
     Impairment of property and equipment                      --          --         950
     Gain on sale of real estate                               --        (329)       (919)
     Gain on early extinguishment of debt                      --          --      (1,967)
     Changes in:
        Accounts receivable                                 1,295         114       6,663
        Inventories                                           634         888       1,617
        Accounts payable                                       58         516        (545)
        Accrued payroll and payroll-related costs            (740)        407        (558)
        Other net current liabilities                       2,172        (678)        237
        Other net long-term assets                           (209)      2,777         838
-----------------------------------------------------------------------------------------

Net cash (used) provided by operating activities             (110)      2,671       5,599
=========================================================================================

Cash flows from investing activities:
  Acquisition of property, plant and equipment, net           (90)         (8)         --
  Net proceeds from the sales of assets                        --       1,917       6,821
  Notes receivable collections                                125       2,253       6,479
-----------------------------------------------------------------------------------------

Net cash provided by investing activities                      35       4,162      13,300
=========================================================================================

Cash flows from financing activities:
  Principal payments on term loan obligations              (3,377)     (7.572)     (8,912)
  Proceeds from notes payable to related parties            1,600          --          --
  Principal payments on mortgages                              --         (58)     (7,518)
-----------------------------------------------------------------------------------------

Net cash used by financing activities                      (1,777)     (7,630)    (16,430)
=========================================================================================

Net (decrease) increase in cash and cash equivalents       (1,852)       (797)      2,469

Cash and cash equivalents, beginning of year                2,438       3,235         766
-----------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                   $    586    $  2,438    $  3,235
=========================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                            $    994    $  4,169    $  3,746
     Income and franchise taxes                          $      9    $     --          --
     Reorganization items                                $    473    $  1,519       2,555
=========================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   Notes to Consolidated Financial Statements


1.   Liquidity and Basis of Presentation

On November 2, 2001 General DataComm Industries, Inc. and its domestic subsidiaries ("the Debtors") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company continued in possession of its properties and the management of its business as debtors in possession.

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

During the fiscal year ended September 30, 2002, and in the aftermath of the sales of its business units, the Company consolidated its remaining operations into its owned facility in Naugatuck, Connecticut and downsized its staff and operating assets to more properly reflect its reduced operating requirements.

The Company emerged from Chapter 11 effective on September 15, 2003 pursuant to a court-approved plan of reorganization. Under the plan of emergence, the Company intends to pay all creditors 100% of their allowed claims based upon a five year business plan. However, the Company cannot assure its investors that it will be able to obtain new customers or to generate the increase in revenues required to meet its business plan objectives.

The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of accrued professional fees (approximately $1 million at September 30, 2004) and monthly payments of principal and interest (currently such monthly principal and interest totals approximately $320,000) under its senior loan agreement. In fiscal 2004 the Company borrowed $1.6 million from related parties in order to meet its current payment obligations (see Note 7). Furthermore, the Company has significant future outstanding obligations as shown in the accompanying consolidated 2004 balance sheet. In order to meet these and other future payments the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

The Company's failure to make required payments under the new loan agreement would constitute an event of default. In addition, the Company is required to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) each quarter to avoid an event of default (see
Note 4) and was required to obtain a waiver in fiscal 2004 in order to avoid an event of default. The Company's quarterly operating results are subject to fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. Such factors include (but are not limited to): dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products. The Company did not meet the EBITDA financial covenant for the period ended September 30, 2004 and received a waiver for such period and future compliance will require improved earnings. There can be no assurance that the Company will be able to avoid an event of default on the loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($13.9 million at September 30, 2004) and exercise their security interests, which likely would require the Company to again file for bankruptcy protection. An acceleration by the senior secured lenders would also result in a default and acceleration by the debenture holders ($21.9 million of principal outstanding at September 30, 2004). Based on the covenant violation for the quarter ended September 30, 2004 and the uncertainty that the Company can comply with the EBITDA covenant during the quarterly periods during fiscal 2005, the Company's long-term debt has been classified as a current liability in the accompanying consolidated balance sheet at September 30, 2004.

At September 30, 2004, the Company had a stockholders' deficit of approximately $38.0 million. In addition, the Company's principal source of liquidity included unrestricted cash and cash equivalents of approximately $0.6 million and it had a working capital deficit of approximately $40.9 million. The large negative working capital reflects the classification of all long-term secured debt as current liabilities.

Because operating results can fluctuate significantly due to decreases in customer demand or decreases in the acceptance of future products, the Company, during fiscal 2004, has not been, and may not be in the future, able to generate positive cash flow from operations. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company.

The potential liquidity and cash flow risks described above raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's fiscal 2004 financial statements.

Management has responded to such risks as part of an ongoing strategy, by restructuring the sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, in fiscal 2004 the Company obtained $1.6 million from loans from related parties to be used for working capital and general purposes (see Note 7). The Company also is actively marketing for sale or lease its headquarters land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

While the Company is aggressively pursuing opportunities and corrective actions, there can be no assurance that the Company will be successful in its efforts to generate sufficient cash from operations or obtain additional funding sources. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of these uncertainties.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method (see Note 5).

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated or amortized using the straight-line method over their estimated useful lives. The cost of internally constructed assets (test fixtures) includes the cost of materials, internal labor and overhead costs (see Note 6 ).

Equity Basis Investment

In April 2002 the Company sold 75% of its 100% interest in its Mexico subsidiary for $800,000. The remaining 25% interest was accorded no value at the time of sale due to the decline of the underlying business and the then outstanding liabilities and obligations of the Mexico company. The investment was accounted for under the equity basis of accounting. The Company was not obligated to fund cash requirements of the investee. The remaining 25% interest was sold subsequent to September 30, 2004 (see Note 13).

Revenue Recognition

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

Service revenue is either recognized when the service is performed or, in the case of maintenance contracts, on a straight-line basis over the term of the contract. Such service revenue amounted to $569,000, $628,000 and $456,000 for fiscal 2004, 2003 and 2002, respectively, which represented 3.7%, 2.6% and 1.6% of total revenues in fiscal 2004, 2003 and 2002, respectively.

Promotion and Advertising Costs

Promotion and advertising costs are charged to selling, general and administrative expense in the period in which they are incurred. Promotion and advertising costs amounted to $186,000, $206,000 and $397,000 in fiscal years 2004, 2003 and 2002, respectively.

Research and Product Development

Research and product development is expensed in the period incurred.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of accounting for deferred income taxes (see Note 8).

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (see
Note 12).

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash instruments and accounts receivable. The Company places its cash investments with high-quality U.S. financial institutions.

Approximately $1,745,000, or 82%, of consolidated accounts receivable at September 30, 2004 ($3,313,000, or 96%, at September 30, 2003) were concentrated in telephone companies or distributors to such companies in North America. These receivables are not collateralized due to the Company's assessment of limited risk and favorable history of payments from such customers.

Post-Retirement and Post-Employment Benefits

The Company does not offer post-retirement and post-employment benefits to its current employees other than federally required programs which are fully funded by such employees.

The Company does provide health and long-term care benefits to five former long-term executives of the Company who retired in November 2001. The Company recorded the liability for such benefits based on actuary-provided life expectancies, known fixed annual costs and estimated variable costs and adjusts the liability based on actual experience. The liability for such expenses was approximately $664,000 and $713,000 at September 30, 2004 and 2003, respectively.

Accounting for Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to measure costs for its employee stock compensation plans by using the accounting methods prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which allows that no compensation cost be recognized provided the exercise price of options granted is equal to or greater than fair market value of the Company's stock at date of grant. In conjunction with the Company's emergence from bankruptcy, on September 30, 2003 the Company issued a combination of stock grants and below-market stock options to employees and directors and recognized compensation expense in the amount of $1,923,000 (see Note 11).

Proforma results, representative of financial results which would have been reported by the Company if it had adopted the fair value based method of accounting for stock-based compensation under SFAS 123, are summarized below:

                                                                          2004          2003          2002
                                                                          ----          ----          ----
Net income (loss), as reported                                      $   (1,396)   $    4,624    $   (1,090)

Add: stock-based employee compensation
  expenses included in reported net income (loss)                           --         1,955            --

Deduct: stock-based employee compensation
  expense determined under fair value based method
  for all awards                                                           (84)       (2,023)         (216)

----------------------------------------------------------------------------------------------------------
Proforma net income (loss)                                              (1,480)        4,556         1,306
Dividends applicable to preferred stock                                 (1,780)       (1,910)       (1,914)
----------------------------------------------------------------------------------------------------------
Proforma net income (loss) applicable to common and Class B stock   $   (3,260)   $    2,646    $   (3,220)
==========================================================================================================
Proforma earnings (loss) per share (basic and diluted)              $    (0.82)   $     0.78    $    (0.95)
==========================================================================================================


The Black-Scholes method was used to compute the proforma amounts presented above, utilizing the weighted average assumptions for stock-based compensation granted in each year summarized below. No stock-based compensation was granted in either fiscal 2004 or 2002. The weighted-average fair value of options granted was $3.52 for the fiscal year ended September 30, 2003.

Fiscal Year Ended September 30,                2004          2003          2002
                                               ----          ----          ----

Risk-free interest rate                         N/A          2.19           N/A
Volatility (%)                                  N/A          4.05           N/A
Expected life (in years)                        N/A          3.00           N/A
Dividend yield rate                             N/A           nil           N/A

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting comprehensive income and its components in a Company's financial statements. The Company had no items of other comprehensive income as defined in SFAS 130 in the years ended September 30, 2004, 2003 and 2002.

Operating Segments

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which utilizes a "management" approach to segment reporting. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. For the years ended September 30, 2004, 2003 and 2002, the Company operated in one reportable segment. SFAS 131 also requires enterprise-wide disclosures about products and services, geographic areas, and major customers (see Note 10).

Fair Values of Financial Instruments

Cash and cash equivalents -- The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates fair value due to their short-term nature.

Long-term debt -- The Company had $37.3 million of long-term debt at September 30, 2004 and $39.8 million at September 30, 2003 (see Note 7). The balance at September 30, 2004 and 2003 approximates the fair value of the debt due to the arms-length negotiation that occurred to establish terms and conditions of the debt upon the Company's emergence from bankruptcy on September 15, 2003 and to the variable rate nature of the interest on the senior secured debt.

Interest Expense

Interest expense in fiscal 2003 for the period that the Company was in bankruptcy prior to September 15, 2003 is recorded under the provisions of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), whereby interest expense was reported to the extent that payments of debt service were made to the secured lenders during the bankruptcy proceeding. See Note 4, "Reorganization Plan and Emergence from Chapter 11" for discussion of the debt structure in the reorganization plan approved by the bankruptcy court. The contractual amount and the recorded amount of interest expense was $4,097,000 and $4,213,000 respectively, in fiscal 2003 and $5,097,000 and $3,399,000, respectively, in fiscal 2002. Interest expense was $3,524,000 in fiscal 2004.

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

3.  Settlement of Claims and Litigation

In fiscal 2004, 2003 and 2002 the Company negotiated settlements with its creditors on amounts owed when the Company filed for bankruptcy protection resulting in lower amounts owed of $786,000, $429,000 and $495,000 respectively. In addition prepetition priority tax claims were reduced by $1.3 million due to the settlements in fiscal 2004.

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

4.  Reorganization Plan and Emergence from Chapter 11

The Company's Reorganization Plan (the "Plan") and emergence from Chapter 11 bankruptcy proceedings became effective on September 15, 2003.

Debentures

The Plan provides for creditors to receive payment of 100% of their claims over a five-year period. Payment of the unsecured creditors' claims (in the approximate amount of $21.9 million) are being made in the form of new Debentures. No principal will be payable on the new Debentures until the secured lender's claim is paid in full. Interest shall accrue on the new Debentures at an annual rate of 10%, but such rate shall be reduced (in increments to 7 1/4%) if the new Debentures are paid in full within four years or less. No payments have been made through September 30, 2004. The outstanding balance of principal together with accrued interest becomes payable on December 31, 2008. Accrued interest on Debentures amounted to $2,298,000 at September 30, 2004 and $93,000 at September 30, 2003.

Shareholders

Common and preferred stockholders retained their shares subject to a one-for-ten reverse stock split of outstanding shares effective as of the day following the effective date of emergence from bankruptcy. All common stock information in the accompanying financial statements has been retroactively adjusted to reflect this reverse stock split.

Loan Agreement

Under the terms of the Loan Agreement dated as of August 20, 2002 with the secured lenders, the Company entered into a term loan in the amount of $25 million due on December 31, 2007 (the "Term Obligation") which is collateralized by all of the Company's assets. The Term Obligation accrues interest at the annual rate of 7.25% through December 31, 2003, and thereafter at the greater of
(i) 7.25% and (ii) the prime rate plus 2.5% (the prime rate was 4.25% on September 30, 2004 and increased to 5.00% on November 30, 2004). The Term Obligation requires principal payments at the rate of $250,000 per month, subject to adjustment beginning January 1, 2005 to amortize the then remaining principal balance over 36 months.

The Company also entered into a loan in the original principal amount of $5 million, subject to adjustment, due December 31, 2007 (the "PIK Obligation"). Interest accrues at the same rates as the Term Obligation. The outstanding principal and accrued interest thereon shall be forgiven in increments of $1.25 million if the Term Obligation was reduced by $5 million by June 30, 2003, by $10 million by December 31, 2003, by $15 million by June 30, 2004 and by $25 million (in full) by December 31, 2004. Since by September 30, 2003 the Term Obligation has been reduced by more than $10 million, the current balance owing on the PIK Obligation was reduced to $2.5 million, plus accrued interest, in the accompanying balance sheets at September 30, 2004 and 2003. The amount owing under the PIK Obligation, if any, may be adjusted by the Bankruptcy Court.

An event of default will occur: (i) if the Company fails to pay when due and payable or when declared due and payable, any portion of the Term Obligation or PIK Obligation including principal and interest, or (ii) if the Company fails to maintain Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), measured on a fiscal quarter-end basis, of not less than (a) for the fiscal quarter ended December 31, 2003, $0.01 and (b) for each fiscal quarter ending thereafter, the greater of (i) $1,100,000 and (ii) $750,000 plus the aggregate amount of all interest on the Term Obligation accrued during such fiscal quarter. EBITDA shall be calculated on a cumulative basis by (i) adding the aggregate amount of EBITDA for each fiscal quarter subsequent to December 31, 2003 and (ii) subtracting from such sum the aggregate amount of EBITDA required to be maintained by the Borrowers for each fiscal quarter subsequent to December 31, 2003. Notwithstanding the foregoing, Borrowers shall not be required to maintain the applicable EBITDA for any particular fiscal quarter and thereafter if Borrowers' loan availability based on a traditional asset-based loan borrowing structure equals or exceeds the aggregate principal amount of the Term Obligation outstanding as of such date (see Note 7 for discussion of the covenant waiver received for the quarter ended September 30, 2004.)

In addition, at September 30, 2004, the Company's secured lenders have warrants
(1) to purchase up to 51% (currently 35%) of the Common Stock at $.01 per share in the event of default under the Loan Agreement, and (2) to purchase 10% of the Common Stock if the debt owing to them is not paid in full by December 31, 2004. Such debt was not paid in full by December 31, 2004. However, both such warrants and any Common Stock issued thereunder will be canceled if the secured lender's outstanding debt is fully paid by December 31, 2007. The number of common shares for which the warrants may be exercised in the event of default is reduced as the term obligation is repaid.

While operating in bankruptcy, the Company recorded all adequate protection and debt service payments to secured lenders as interest expense in accordance with SOP 90-7 (see Note 2, "Description of Business and Summary of Significant Accounting Policies").

On September 15, 2003, the effective date of the Loan Agreement, the excess of the $30 million aggregate of the Term Obligation and the PIK Obligation over the $27.8 million carrying value of the obligation to the secured lenders prior to the Loan Agreement was recorded as an additional financing expense of approximately $2.2 million in the accompanying fiscal 2003 statement of operations. In addition, a debt restructuring gain of approximately $5.3 million was recognized principally representing the reduction in the Term Obligation resulting from the application of approximately $2.8 million of monthly principal payments which had been accounted for as interest expense as referred to above together with the $2.5 million reduction in the PIK Obligation.

No amounts have been ascribed to the warrants issued to the secured lenders. Due to the nominal exercise price of the warrants, the underlying common shares are being accounted for as contingent interest. Accordingly, upon an event of default under the Term Obligation or the nonpayment of indebtedness in full by December 31, 2007, the then quoted market price of the common shares which become issuable will be charged to operations.


Priority Tax Claims
-------------------

Prepetition tax claims are required to be paid in equal annual amounts together with interest of 4.25% over a six-year period, or earlier at the option of the Company (see Note 15).

5.  Inventories

Inventories consist of (in thousands):

  September 30,                                               2004        2003
--------------------------------------------------------------------------------
  Raw materials                                             $ 1,124     $ 1,674
  Work-in-process                                             1,323       1,501
  Finished goods                                              1,663       1,569
--------------------------------------------------------------------------------
                                                            $ 4,110     $ 4,744
================================================================================

Inventories are stated at the lower of cost or market using a first-in-first out method. Reserves in the amount of $2,563,000 and $4,177,000 were recorded at September 30, 2004 and 2003, respectively, for excess and obsolete inventories.


6.  Property, Plant and Equipment and Real Estate Sales

Property, plant and equipment consists of  (in thousands):

                                                                              Estimated
  September 30,                                        2004       2003       Useful Life
------------------------------------------------------------------------------------------
  Land                                              $ 1,000    $ 1,000                  --
  Buildings and improvements                          7,115      7,115      10 to 30 years
  Test equipment, fixtures and field spares           4,284      4,679       3 to 10 years
  Property and equipment                              5,413      5,341       2 to 10 years
------------------------------------------------------------------------------------------
                                                     17,812     18,135
  Less: accumulated depreciation                     13,607     13,826
------------------------------------------------------------------------------------------
                                                    $ 4,205    $ 4,309
==========================================================================================


Depreciation expense amounted to $194,000, $180,000 and $373,000 in fiscal 2004, 2003 and 2002, respectively.

In July 2002, the Middlebury, Connecticut (former corporate headquarters) property was sold for $7,175,000 and the Company reported a net gain on the sale of $919,000.

In May 2003 the Company's United Kingdom land and building, which the Company had vacated in prior years, was sold for net proceeds of $1,917,000 and the Company recorded a gain of $329,000 net of taxes in the United Kingdom. All net proceeds resulting from the sales of real estate assets were used to pay down secured debt. The remaining property in Naugatuck, Connecticut, which is the location of the Company's operations and which has a net book value of $4,119,000 and $4,309,000 at September 30, 2004, and 2003 respectively continues to be actively marketed. In fiscal 2001 the Company initiated plans to sell this facility due to announced downsizing of operations and the sale of divisions. In conjunction therewith, the Company determined that the fair market value of the Naugatuck, Connecticut property was less than its carrying value based on appraisal information and accordingly recorded a $2.1 million write-down in the carrying value of this real estate. Although the Company has been actively trying to sell the building since 2001, due to its inability to do so, such building is not reflected as an asset held for sale in the accompanying balance sheets.

7.  Long-Term Debt

Long-term debt consists of (in thousands):

September 30,                                                                    2004         2003
--------------------------------------------------------------------------------------------------
Term Obligation                                                            $   11,398   $   14,775
PIK Obligation                                                                  2,500        2,500
Notes Payable to Related Parties, net of debt discount of $121                  1,479           --
Debentures (see Note 4)                                                        21,904       22,542
--------------------------------------------------------------------------------------------------
                                                                               37,281       39,817
Less current portion                                                           37,281        3,000
--------------------------------------------------------------------------------------------------
                                                                           $        0   $   36,817
--------------------------------------------------------------------------------------------------

For the quarter ended September 30, 2004, the Company would have been in default of the financial covenant in its loan agreement with its senior secured lenders had it not obtained a waiver. Since the waiver does not extend to future financial covenant calculations, which are performed quarterly, the senior secured debt (the Term Obligation and PIK Obligation) and the Debentures and notes payable to related parties which contain cross default provisions are classified as a current liability on the accompanying balance sheet at September 30, 2004 (see Note 1).

Interest on the PIK Obligation and Debentures is not required to be paid currently. Such accrued interest amounted to $383,000 and $2,309,000, respectively, at September 30, 2004 and is classified as a current liability along with the corresponding debt.

Long-term debt matures in amounts totaling $3,725,000 in fiscal 2005, $3,875,000 in fiscal 2006, $3,000,000 in fiscal 2007, and $26,802,000 in fiscal 2008, assuming that there is no acceleration in the future due to an event of default.

In conjunction with the issuance of a note payable to a related party at September 30, 2004, the Company issued warrants, the value of which was recorded as debt discount. See "Notes Payable to Related Parties" below.

The reduction in Debentures is primarily attributable to claims settlements as approved in bankruptcy proceedings during 2004 (see Note 3).

Interest expense amounted to $3,524,000, $4,213,000 and $3,399,000 in fiscal 2004, 2003 and 2002, respectively.

Term Obligation and PIK Obligation

The interest and principal payments required under the Term Obligation and PIK Obligation and other details of the loan agreement are described in Note 4, "Reorganization Plan and Emergence from Chapter 11". In addition, the loan agreement provides that proceeds from the potential sales of non-core assets and certain other proceeds must be used to reduce the Term Obligation.


Notes Payable to Related Parties

Pursuant to authorization by the Board of Directors and amendments to the loan agreement with the Company's senior lenders, the Company has borrowed an aggregate of $1,600,000 in a series of loans during the period December 30, 2003 through September 30, 2004 from Howard S. Modlin, Chairman of the Board, who has loaned an aggregate of $1,050,000 and John L. Segall, a Director, who has loaned an aggregate of $550,000. The loans were made primarily for replacement of senior indebtedness being repaid with the proceeds. The loans are each for two years and bear interest accruing from the date of issue, at the rate of 10% per annum, payable monthly commencing three full months after the date of the loan. The notes are secured by all of the assets of the Company subordinate to the first lien of the Company's senior lenders who hold the Term and PIK obligations, and are convertible into common stock at the option of the holder. The conversion price of the notes was in excess of the quoted market price of the Company's common stock on the dates the loans were made. The first such loans aggregate $600,000 and were made on December 30, 2003 with a conversion price of $2.12 per share, and were made equally by Messrs. Modlin and Segall, or $300,000 each. The second such loans aggregated $250,000 and were made on March 1, 2004 with a conversion price of $.8625 per share and were made equally by them, or $125,000 each. The third such loans were made on March 31, 2004 with a conversion price of $.5625 per share and were made equally by them, or $125,000 each. The fourth such loan was made on June 30, 2004 by Mr. Modlin for $250,000 and is convertible at $.42 per share. The fifth such loan was made on September 30, 2004 by Mr. Modlin for $250,000 with half due on September 30, 2005 and the balance due on September 30, 2006 and, in connection with the loan, the Company issued to Mr. Modlin a five year warrant to purchase 761,614 shares of common stock for $.32825 per share. Any shares issued on conversion or exercise of the warrant will not be registered and must be held for investment without a view to distribution. The conversion prices of the notes were in excess of the quoted market price of the Company's common stock on the dates the loans were made. The warrant was valued at $121,000 utilizing the Black-Scholes method and resulted in the related loan being recorded at a corresponding discount.

Real Estate

A mortgage in the amount of $60,000 on property in the United Kingdom was satisfied upon the sale of the property in April 2003. See Note 6, "Property, Plant and Equipment and Real Estate Sales" for further discussion.

The Company continues to market for sale or lease, its Naugatuck, Connecticut property, which is collateral for the indebtedness under the Company's Term and PIK obligations, notes payable to related parties and debenture agreements. Any proceeds of such sale is required to first be used to reduce the debt owed to senior secured lenders.

8. Income Taxes

Income (loss) before income taxes in the years ended September 30, 2004, 2003 and 2002 consists entirely of domestic income (loss) generated in the United States. The provision for income taxes in such years consists of minimum state income taxes that are currently payable.

The following reconciles the U.S. statutory income tax rate to the Company's effective rate:


Year ended September 30,                          2004        2003        2002
------------------------------------------------------------------------------

Federal statutory rate                           (34.0)%      34.0%      (34.0)%
Gain on debt restructuring not subject to tax       --       (40.0)         --
No benefit recognized for net operating loss      34.0         6.0        34.0
State income tax effects                           1.7         0.2         0.9
------------------------------------------------------------------------------
                                                   1.7%        0.2%        0.9%
==============================================================================

For regular income tax reporting purposes at September 30, 2004, domestic federal tax credit and net operating loss carryforwards amounted to approximately $12.0 million and $206.1 million, respectively. Domestic federal loss carryforwards expire between fiscal 2005 and 2024. Tax credit carryforwards expire between fiscal 2006 and 2015. Domestic state loss carryforwards of approximately $67.5 million expire between fiscal 2004 and 2018.

The tax effects of the significant temporary differences and carryforwards comprising the deferred tax assets and liabilities at September 30, 2004 and 2003 were as follows (in thousands):

                                                             2004       2003
                                                           --------   --------
Deferred Tax Assets
  Note receivable reserve                                  $  6,053   $  6,053
  Bad debt reserve                                              234      1,024
  Inventory reserve                                           9,195     10,872
  Real estate lease reserve                                      --        931
  Other accruals                                              1,109      1,500
  Loss carryforwards                                         75,458     77,362
  Tax credits                                                11,991     12,203
------------------------------------------------------------------------------
                                                            104,040    109,945
Valuation allowance                                         104,040    109,745
------------------------------------------------------------------------------
Net deferred tax assets                                    $     --   $    200
------------------------------------------------------------------------------
Deferred Tax Liabilities
  Depreciation                                             $     --   $    200
------------------------------------------------------------------------------
Gross deferred tax liability                               $     --   $    200
==============================================================================

The deferred tax asset related to inventory reserves includes inventory written off for book purposes which is not yet deductible for tax reporting purposes. Such amount principally relates to the Company's former Broadband Systems Division that was sold in 2001.

Statement of Financial Accounting Standard No. 109, "Accounting For Income Taxes," requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to the future realization of deferred tax assets and, as a result, carries a valuation allowance for such items. The valuation allowances, disclosed in the deferred tax summary above, decreased by $5,905,000 and $10,788,000 in fiscal 2004 and fiscal 2003, respectively and increased by $639,000 in fiscal 2002.

9.   Stockholders' Deficit and Redeemable 5% Preferred Stock

In conjunction with the Company's Reorganization Plan, the common and Class B stock was subject to a one-for-ten share reverse split on September 16, 2003. All share amounts shown in these financial statements and notes have been adjusted retroactively to reflect this change.

Common Stock
------------

In addition to regular common stock, the Company's capital structure includes Class B stock which, under certain circumstances, has greater voting power in the election of directors. However, common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock. The Company has never declared or paid cash dividends on its common stock, and terms of the Company's credit facility prohibit the Company from paying cash dividends, including dividends on the Company's 9% Preferred Stock (referenced below). So long as there are arrearages in payment of dividends of the Company's 9% Preferred Stock the Company is prohibited from paying such cash dividends on its common stock and Class B stock. Class B stock has limited transferability and is convertible into common stock at any time on a share-for-share basis. At September 30, 2004 and 2003, Class B stock outstanding amounted to 664,978 shares.

Non Redeemable 9% Preferred Stock
---------------------------------

At September 30, 2004 and 2003, there were 787,900 shares of the Company's 9% Cumulative Convertible Exchangeable Preferred Stock ("9% Preferred Stock") outstanding. The 9% Preferred Stock accrues dividends at a rate of 9% per annum, cumulative from the date of issuance and payable quarterly in arrears. Dividends were paid through June 30, 2000; dividends in arrears, which are not accrued for financial reporting purposes since they have not been declared by the Company, amounted to $7,534,294 at September 30, 2004 ($9.56 per share) and are included in the liquidation value disclosed in the accompanying fiscal 2004 balance sheet. Such arrearages entitle the holders of the 9% Preferred Stock to elect two directors until all arrearages are paid, but no such designation has been made or requested. The 9% Preferred Stock can be converted into common stock at $136.50 per share, or the equivalent of .18315 shares of common stock for each share of 9% Preferred Stock. The Company has the option to exchange the 9% Preferred Stock for 9% Convertible Subordinated Debentures due 2006, if there are no arrearages in dividends.

Redeemable 5% Preferred Stock
-----------------------------

At September 30, 2003, there were 73,000 shares of the Company's common stock reserved for conversion of its 5% Cumulative Convertible Preferred Stock ("5% Preferred Stock") outstanding. Dividends at the rate of 5% per annum were payable quarterly in common stock or cash. However, terms of the Company's loan agreement prohibited payment of cash dividends on the 5% Preferred Stock and, therefore, no dividends were paid. Dividends in arrears ($289,000 at September 30, 2003) were not accrued for financial reporting purposes since they were not declared by the Company.

On November 5, 2003, the holder of the remaining 73,000 shares of 5% Preferred Stock, surrendered such shares for conversion into 27,097 post-split shares of the Company's Common Stock, which surrender and conversion had the effect of reducing the stockholders' deficit by $1,825,000.


10.   Segment and Geographical Information

For the years ended September 30, 2004, 2003 and 2002, the Company operated in one reportable segment

Consolidated revenue and long-lived asset information by geographic area is as follows:

                                             Revenue                      Long-Lived Assets
                                             -------                      -----------------

Year ended September 30,          2004         2003        2002       2004        2003        2002
----------------------------------------------------------------------------------------------------
United States                   $ 10,705    $ 16,456    $ 20,608    $  4,205    $  4,313    $  4,558

Foreign                         $  4,676    $  7,449    $  7,073    $    -0-    $    -0-    $  1,702

Foreign revenue is determined based on the country in which the revenue originated (ie. where the customer placing the order is domiciled).

The percentage of total sales for customers accounting for more than 10% of the Company's sales are: 17%, 19% and 13% for Bell Canada (Canada); 16%, 18% and 17% for Verizon (United States); and 10%, 12% and 24% for Sunbelt Telecommunications Inc. (United States), in each case for the year ended September 30, 2004, 2003 and 2002, respectively.


11.  Employee Incentive Plans

Stock Awards, Grants and Options

Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to or less than the market price on the date of grant. While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 25% per year over a four-year period and expire within five years (ten years for options granted prior to fiscal 2002). Under the terms of these stock option plans, the Company has reserved a total of 343,525 shares of common stock at September 30, 2004.

All share amounts and exercise prices have been adjusted to reflect the one-for-ten share reverse split which became effective September 16, 2003. The following summarizes activity under these stock option plans for the three fiscal years ended September 30, 2004:

                                                                                              Weighted Average
                                                                                   Shares      Exercise Price
-------------------------------------------------------------------------------------------------------------
Options outstanding, September 30, 2001 (235,491 exercisable)                       330,608      $      44.32
Options granted                                                                           0              0.00
Options exercised                                                                         0              0.00
Options canceled or expired                                                        (194,393)            38.49
-------------------------------------------------------------------------------------------------------------
Options outstanding, September 30, 2002 (114,239 exercisable)                       136,215      $      52.63
Options granted                                                                     232,061              0.64
Options exercised                                                                         0              0.00
Options canceled or expired                                                         (84,966)            62.92
-------------------------------------------------------------------------------------------------------------
Options outstanding, September 30, 2003 (234,792 exercisable)                       283,310              6.96
Options granted                                                                           0              0.00
Options exercised                                                                         0              0.00
Options cancelled or expired                                                         (5,703)            36.00
-------------------------------------------------------------------------------------------------------------
Options outstanding, September 30, 2004 (248,203 exercisable)                       277,607      $       6.36
=============================================================================================================

The following summarizes additional information regarding options outstanding and options exercisable as of September 30, 2004:

                          Options Outstanding                               Options Exercisable
----------------------------------------------------------------------   -------------------------
       Range of                Number of     Weighted      Contractual   Number of     Weighted
    Exercise Prices             Shares        Average         Life        Shares       Average
                                          Exercise Price     (Years)                Exercise Price
----------------------------------------------------------------------   -------------------------
$     0.01  -  $     0.01       195,400    $     0.01          1.50       195,400       $     0.01
      3.50  -        3.55         4,000          3.53          6.62         3,000             3.53
      4.00  -        4.00        43,713          4.00          8.44        15,934             4.00
      4.35  -       24.38         8,851         18.33          5.28         8,226            19.47
     26.88  -       37.50        10,601         30.97          4.20        10,601            30.97
     40.00  -       67.50         9,742         53.81          4.80         9,742            53.81
     68.44  -       80.00         1,225         77.60          3.20         1,225            77.60
     82.50  -       82.50           605         82.50          2.39           605            82.50
     96.25  -       96.25           300         96.25          2.08           300            96.25
    100.94  -      100.94           200        100.94          5.45           200           100.94
    123.13  -      123.13         2.970        123.13          1.03         2,970           123.13
==================================================================================================
$     0.01  -  $   123.13       277,607    $     6.36          3.01       248,203       $     6.64
==================================================================================================

The weighted average option price of exercisable options was $6.64, $7.22 and $59.20 at September 30, 2004, 2003 and 2002, respectively.

On September 30, 2003, the Stock Option Committee of the Board of Directors authorized certain awards, grants and options pursuant to the 2003 Stock and Bonus Plan ("Plan") that was adopted as part of the Plan of Reorganization that became effective September 15, 2003.

Pursuant to the Plan, the Committee awarded Howard S. Modlin, Chief Executive Officer, 459,268 shares of the Company's Class B Stock and Lee M. Paschall and John L. Segall, Directors, 25,000 shares each of the Company's Common Stock. The shares issued under such grants are not registered under the Securities Act of 1933 and must be held for investment unless so registered or an exemption from registration exists.

Also at September 30, 2003, the Committee also awarded an aggregate of 195,400 stock options to purchase the Company's Common Stock at $.01 per share to all current employees (a total of 112 employees), including 25,000 each to William
G. Henry, Vice President Finance and Administration and Chief Financial Officer, George Gray, Vice President Engineering and Manufacturing and George Best, Vice President Sales and Marketing, which grants may be exercised at any time on or before March 31, 2006 except such grants for 1,500 shares may not be exercised until September 30, 2004. The shares issuable pursuant to the options and grants are not registered under the Securities Act of 1933 and must be held for investment until so registered or an exemption from registration exists.

The Company accounts for stock compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As a result of the stock awards and grants described above, the Company recorded compensation expense in the quarter ended September 30, 2003 in the amount of $1,923,000 which is included in selling, general and administrative expense. No stock awards or grants were made in the fiscal years ended September 30, 2004 and 2002.

Employee Retirement Savings and Deferred Profit Sharing Plan

Under the retirement savings provisions of the Company's retirement plan established under Section 401(k) of the Internal Revenue Code, employees are generally eligible to contribute to the plan after three months of continuous service in amounts determined by the plan. In 2001 the Company discontinued its policy of making matching contributions and, therefore, no amounts have subsequently been charged to expense. For Company contributions in previous years, employees become fully vested in the Company's contributions after three years of continuous service, death, disability, or upon reaching age 65.

The deferred profit sharing portion of the plan provides that the Company may make contributions to the plan based upon a formula measuring profitability in relation to revenues. Additional amounts may be contributed at the discretion of the Company. There were no such contributions in the three fiscal years ended September 30, 2004.

12.  Earnings (Loss) Per Share

Basic income (loss) per common share is calculated by dividing net income (loss) after giving effect to cumulative dividends on preferred stock by the weighted average number of common and class B common shares outstanding. No effect has been given to contingently issuable shares, outstanding options, warrants and convertible securities in computing diluted income (loss) per common share as their effect would be antidilutive in fiscal 2004, 2003 and 2002. Potential common stock not included in calculating diluted income (loss) per share which could potentially dilute basic earnings per share follows:

                                                       No. of Shares
                                                       -------------
                                               2004         2003         2002
                                            ----------   ----------   ----------
         Stock warrants                        761,614           --           --
         Stock options                         277,607      283,310      136,215
         Convertible preferred stock           787,900      860,000      900,900
         Convertible loans                   1,498,087           --           --
                                            ----------   ----------   ----------
                                             3,325,208    1,144,210    1,037,115

In addition, approximately 1,785,983 shares of common stock are currently contingently issuable to the Company's senior secured lenders (see Note 4).

13.  Subsequent Events

On November 30, 2004, the Corporation sold its 25% minority interest in its former Mexican subsidiary, Grupo GDC de Mexico, S.A. de C.V., for $300,000. Such amount will be reported as profit in the quarter-ending December 31, 2004. The proceeds were applied to the Company's outstanding loans with its senior lenders. In addition, the Company entered into a twelve-month trademark license agreement with the former Mexican subsidiary for an aggregate license fee of $150,000, to be amortized in equal monthly installments.

14.  Related Party Transactions

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman, Celler Spett & Modlin, P.C. ("WCSM") to whom the Company was indebted for legal services of $2,179,000 for work performed prior to the Company's bankruptcy filing in November 2001 and in settlement for which the Company issued subordinated debentures. The bankruptcy court also approved $294,000 for work performed by WCSM while the company operated in bankruptcy. Furthermore, the Company was indebted to Mr. Modlin for fees for company director meetings for which he received subordinated debentures in the total amount of $16,400. Thereafter, WCSM agreed to work on a certain litigation matter on a contingency basis through June 30, 2004. In addition, WCSM estimates that it has unbilled fees as of September 30, 2004 of approximately $75,000 which has been accrued in the accompanying 2004 financial statements.

On September 30, 2003 the Stock Option Committee of the Board of Directors awarded Mr. Modlin 459,268 shares of the Corporation's Class B stock and Lee M. Paschall and John L. Segall, Directors, 25,000 shares each of the Corporation's Common Stock, all subject to registration restrictions. Refer to Note 14, "Employee Incentive Plans" for further discussion. Messrs. Segall and Paschall respectively received subordinated debentures in the total amount of $19,900 and $17,900 in payment for directors fees for Company director meetings they attended prior to November 2001. In addition, Messrs. William G. Henry, Vice President, Finance and Administration, and George M. Gray, Vice President, Manufacturing and Engineering, have been issued subordinated debentures for services and bonuses prior to the Company's bankruptcy filing in the amounts of $125,000 and $50,000, respectively.

See Note 7 regarding loans made to the Company by Messrs. Howard Modlin and John
L. Segall.

15.  Other Current and Other Long-Term Liabilities

Other current liabilities are comprised of the following (in thousands):

September 30,                                   2004          2003
---------------------------------------------------------------------

Reserve for foreign tax obligations         $    2,376     $    2,421
Accrued interest                                 2,776            390
Accrued professional fees                          961          2,118
Accrued post retirement benefits                   664            713
Accrued property taxes                             591            580
Other                                            1,415          1,322
                                            ----------     ----------
                                            $    8,783     $    7,544
                                            ==========     ==========

Other long-term liabilities at September 2004 and 2003 in the amounts of $1,301,000 and $2,654,000, respectively, consist of priority tax claims and corresponding accrued interest to be paid over six years in accordance with the Company's Reorganization Plan and emergence from bankruptcy (see Note 4).


16.  Quarterly Financial Information

The following table summarizes selected quarterly financial information for the two fiscal years ended September 30, 2004.

                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                         Fiscal 2004 Quarters
                                                         --------------------

                                          First          Second         Third         Fourth
Results of Operations Data:
---------------------------
   Revenues                            $    5,101     $    4,094     $    3,605     $    2,581
   Gross profit                             2,922          2,398          2,061          1,199
   Operating expenses                       2,676          2,380          1,826
                                                                                         1,873
   Operating income (loss)                    246             18            235           (674)
   Net income (loss)                         (567)           497            110         (1,436)
   Net income (loss) per share:
     basic and diluted                 $    (0.26)    $     0.01     $    (0.08)    $    (0.47)

                                                         Fiscal 2003 Quarters
                                                         --------------------

                                          First          Second         Third         Fourth
Results of Operations Data:
---------------------------
   Revenues                            $    4,856     $    5,983     $    6,992     $    6,074
   Gross profit                             2,587          2,969          3,732          3,649
   Operating expenses                       2,566          2,437          2,629          4,194
   Operating income (loss)                     21            532          1,103           (545)
   Net income (loss)                          880         (1,175)          (655)         5,574
   Net income (loss) per share:
     basic and diluted                 $     0.12     $    (0.49)    $    (0.33)    $     1.50

For reconciliation between operating income (loss) and net income (loss), refer to Notes 3, 4 and 6.

17.  Impairment and Restructuring Charges

The following items are included in impairment and restructuring charges for the period presented:

                                                 Year Ended September 30,
                                                 ------------------------
                                                     (in thousands)

                                                          2002

Facility consolidation costs                          $   (1,396)
Impairment of property and equipment                         950
                                                      ----------
                                                      $     (446)
                                                      ==========

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

Impairment of property and equipment - In the aftermath of the sales of substantial portions of the Company's businesses and in conjunction with its decision to consolidate its remaining business unit into one location, the Company evaluated the usefulness of its remaining property and equipment and wrote down the value of such assets to net realizable value in fiscal 2002.

18.   Division Sales

A 75% controlling interest in the Company's Mexico subsidiary was sold to a Mexican Company in April 2002 for proceeds of $800,000, which represented the impaired carrying value of the net assets and accordingly no gain or loss was recognized. Subsequent to September 30, 2004, the remaining 25% interest was sold (see Note 13).

In fiscal 2001 the Company transferred its Asynchronous Transfer Mode ("ATM") business to Ahead Communications Systems, Inc. (Ahead), in exchange for $3.0 million in cash and a $17.0 million note receivable. Shortly after the sale, Ahead filed for bankruptcy protection and the full collection of the $17.0 million note was determined to be doubtful. Through September 30, 2004, the amount of the $17.0 million note realized by the Company was $1.9 million. Under the terms of the $17.0 million note receivable, the ATM business (and related assets, including inventory) were pledged as collateral. Accordingly, there is the possibility that the Company will realize future proceeds related to the transfer of assets to Ahead either through additional cash collections or through the Company's ability to realize future value for the underlying collateral . However, based on the risks associated with such future realization, such potential proceeds have not been recognized within the accompanying financial statements.

In 2001, the Company sold technology and other assets applicable to its Multimedia Division. As part of the sale agreement, the Company was entitled to receive payments equal to 20% of multimedia-related revenues, as defined, during the two-year period ended June 30, 2003. Such amounts will be recorded as revenue if and when received. No such amounts have been received to date and the Company is currently in dispute with the buyer over amounts owed.

19.  Operating Leases

At September 30, 2004 the Company had won non-cancelable lease for a sales office with annual rent of $13,129 due through its expiration of February 28, 2006. Aggregate remaining rentals under this lease at September 30, 2004 amount to approximately $18,600.

Net rental expense for fiscal 2004, 2003, and 2002 was approximately $52,800, $47,200 and $55,550 respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

ITEM 9B.        OTHER INFORMATION

(b)      Reports on Form 8-K.

         The following report on Form 8-K was filed during the last quarter of the period covered by this report:

                  A report dated July 2, 2004 reporting a $250,000 loan by the Chief Executive Officer. In addition, report dated October 4, 2004 reporting an additional $250,000 loan by the Chief Executive Officer and a covenant waiver by the senior lenders.

                                  PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                    Position                                          Age
----                    --------                                          ---
Howard S. Modlin        Chairman of the Board of Directors,                73
                        Chief Executive Officer, President and
                        Secretary

William G. Henry        Vice President, Finance and Administration and     55
                        Chief Financial Officer

George M. Gray          Vice President, Operations and                     54
                        Chief Technical Officer

George T. Best          Vice President, Sales and Marketing                62

Lee M. Paschall         Director                                           82

John L. Segall          Director                                           78

Aletta P. Richards      Director                                           52

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

         Mr. George M. Gray, Vice President, Operations and Chief Technical Officer, has held positions of major responsibility within the Company since September 18, 2000 and has served in executive capacities since September 15, 2003, the effective date of its Plan of Reorganization.

         Mr. George T. Best, Vice President, Sales and Marketing, has held positions of major responsibility within the Company since April 22, 2001 and has served in executive capacities since September 15, 2003, the effective date of its Plan of Reorganization.

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

Audit Committee

         The Audit Committee is comprised of two directors who are not officers or employees of the Company (Lee M. Paschall and John L. Segall). The Audit Committee had seven meetings during 2004 fiscal year to discuss the decision by the former independent accountants not to stand for retention, to select the new independent accountants (Eisner LLP) and, to review and approve the fiscal 2004 interim unaudited financial statements.

AUDIT COMMITTEE FINANCIAL EXPERT

         Our board of directors has determined that Lee Paschall, chairman of the Company's audit committee, is an "audit committee financial expert" on the basis that he supervised the chief financial officer of a company in which he was Chairman and President. Mr. Paschall is an independent director, as that term is used in Item 7 (d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

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

ITEM 11.        EXECUTIVE COMPENSATION

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of September 30, 2004 held by the Company's Chief Executive Officer and the next most highly compensated executive officers whose compensation for the fiscal year ended September 30, 2004 exceeded $100,000:

                                                          Number of Securities
                                                               Underlying
                                                         Unexercised Options at        Value of Unexcercised In-The
                                                                 Fiscal                  -Money Options at Fiscal
                                                               Year End (#)                     Year-End ($)
                                                               ------------                     ------------
                           Shares
                         Acquired on       Value
Names                    Exercise (#)    Realized ($)    Exercisable    Unexercisable    Exercisable    Unexercisable
-----                    ------------    ------------    -----------    -------------    -----------    -------------
Howard S. Modlin               0               0             1,550              0                0             0
William G. Henry               0               0            37,814          7,689            5,000             0
George M. Gray                 0               0            30,500          7,500            5,000             0
George T. Best                 0               0            32,500          2,500            2,500             0

Reference is made to Item 1 of this Report on Form 10-K and specifically to the discussion of Risk Factors, relating to the ability of certain persons or groups to elect designees to the Board of Directors which could result in a change in control.

There were no stock option grants, conditional grants or stock grants during the fiscal year ended September 30, 2004.


         The following Summary Compensation Table sets forth the compensation paid or awarded for the fiscal years ended September 30, 2004, 2003 and 2002 to the Company's Chief Executive Officer and the next most highly compensated executive officers whose compensation for the fiscal year ended September 30, 2004 exceeded $l00,000:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                             Annual                      Long
                                                         Compensation(1)          Term Compensation
                                                         ---------------          -----------------

    Name and                   Fiscal                          Other Annual    #Options      All Other
Principal Position              Year     Salary       Bonus    Compensation     Granted     Compensation
------------------              ----   ----------    -------   ------------    ---------    ------------
Howard S. Modlin(2)             2004           --       --              --            --              --
Chairman of the                 2003           --       --              --            --    $    376,600
Board of Directors              2002           --       --              --            --              --
and Chief Executive Officer


William G. Henry(3)             2004   $  180,548       --     $     8,190            --              --
Vice President, Finance and     2003      180,744       --           7,900        35,250              --
Administration                  2002      174,835       --           7,166            --              --
and Chief Financial Officer


George M. Gray(3)               2004   $  167,137       --     $     7,245            --              --
Vice President, Operations      2003      166,475       --           6,900        35,000              --
and Chief Technology Officer    2002      166,475       --           6,900            --              --


George T. Best(3)               2004   $  142,764       --     $    29,078            --              --
Vice President, Sales and       2003      142,693       --          36,100        25,000              --
Marketing                       2002      143,068       --          41,322            --              --


(l) There are no restricted stock awards, stock appreciation rights or deferred long-term incentive payouts.

(2) Mr. Modlin has served without salary or bonus since he assumed such positions in November 2001 following the death of the Company's founder and Chairman, Charles P. Johnson. The Company is paying the annual premium on a $5,000,000 life insurance policy on Mr. Modlin's life at an approximate annual cost of $45,400 in fiscal 2004 and 2003. Such amounts are not included in All Other Compensation as the Company is the owner of said policy which is collateral security for the obligations owed the Company's senior lenders. The amount set forth for Mr. Modlin in 2003 as All Other Compensation reflects the fair market value of the grant of 459,268 shares of Class B Stock to him on September 30, 2003 pursuant to the Company's 2003 Stock and Bonus Plan.

(3) Mr. Henry became Vice President, Finance and Administration in April 2003. He was elected Vice President, Finance and Chief Financial Officer in fiscal 1999. Messrs. Gray and Best became executive officers on September 15, 2003.

         Reference is made to Notes 7 and 14 in the Notes to Consolidated Financial Statements in Item 8 of this Report on Form 10-K for description of related party transactions and loans made by Messrs. Modlin and Segall to the Company.

Director Compensation

         No fees were paid to Directors for attendance at Board and Committee Meetings for the fiscal year ended September 30, 2004.

Employment Contracts

         The Company has no employment contracts with any of its executives.

Stock Option Plans

         Under the terms of the Company's Stock Option Plans in effect prior to 2003, the Company has reserved a total of 338,707 shares of Common Stock as of November 28, 2004 adjusted for the one for ten reverse split effected on September 16, 2003. Officers and key employees under those plans selected by the Chairman of the Board or the Stock Option Committee, as the case may be, may be granted incentive stock options at an exercise price equal to or greater than the fair market value per share on the date of grant and non-incentive stock options at an exercise price equal to, greater than or less than the fair market value per share on the date of grant. While individual options can be issued under various provisions, options cannot be exercised during the first year, generally vest in increments of 25% per year over a four-year period and expire within ten years for outstanding options granted under the older plans. The Chairman or the Stock Option Committee, as the case may be, determines the number of stock options to be granted to any person, subject to the limitations on incentive stock options in Section 422A of the Internal Revenue Code of l986, as amended ("Code").

         As part of the Chapter 11 Plan of Reorganization the Company adopted a 2003 Stock and Bonus Plan reserving 459,268 shares of Class B Stock and 459,268 shares of Common Stock for grant by the Stock Option Committee of the Board of Directors. The Plan provides for outright stock grants, conditional stock grants and non-incentive stock options. On September 30, 2003 the Stock Option Committee granted 459,268 shares of Class B stock to Howard S. Modlin and 25,000 shares of Common Stock to each of Messrs Lee Paschall and John Segall. The Committee also granted an aggregate of 36,661 options to purchase Common Stock to 35 employees including 10,250 to William G. Henry and 10,000 to George M. Gray at $4.00 per share. Such options are not exercisable during the first year and thereafter vest in increments of 25% over a four year period and expire within five years. The Committee also granted an aggregate of 194,900 options to purchase Common Stock at $.01 a share to all 112 employees of the Company including 25,000 options to each of William G. Henry, George T. Best and George
M. Gray which are exercisable through March 31, 2006.

                      FIVE YEAR CORPORATE PERFORMANCE GRAPH

The following graph compares the Corporation's total stockholder return over the five (5) fiscal years ended September 30, 2004 with the total return on the Standard & Poors 500 Index ("Standard & Poors 500") and an industry peer group based upon the Value Line Computer & Peripherals Index ("Computer & Peripherals"). The stockholder return shown on the graph is not intended to be indicative of future performance of the Corporation's Common Stock.


                Comparison of Five-Year Cumulative Total Return*
            General DataComm Industries, Inc., Standard & Poors 500
                  and Value Line Computer & Peripherals Index
                     (Performance Results Through 9/30/04)


                            [GRAPHIC CHART OMITTED]

                                        1999      2000      2001      2002      2003      2004
                                       -------   -------   -------   -------   -------   -------
General DataComm Industries, Inc.      $100.00   $184.51   $  4.62   $  1.60   $ 12.79   $  0.70
Standard & Poors 500                   $100.00   $111.99   $ 81.15   $ 63.56   $ 77.65   $ 86.89
Computer & Peripherals                 $100.00   $222.79   $108.03   $ 93.34   $165.30   $176.12

* Assumes $100 invested at the close of trading on September 30, 1999 in General DataComm Industries, Inc. common stock, Standard & Poors 500 and Computer-Peripherals Peer Group. Cumulative total return assumes reinvestment of dividends.

                                                        Source: Value Line, Inc.

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information as of December 15, 2004 with respect to the beneficial ownership of the Corporation's Class B Stock and Common Stock by all persons known by the Corporation to own more than 5% of the Corporation's outstanding Class B Stock or Common Stock who are deemed to be such beneficial owners of the Corporation's Class B Stock or Common Stock under Rule 13d-3. The Percent of Class and Percent of All Classes presented are based upon shares outstanding at December 15, 2004. Class B Stock is convertible into Common Stock at any time on a share-for-share basis.


                                                 Amount and Nature
                       Name and Address of        of Beneficial
Title of Class         Beneficial Owner              Ownership            Percent of Class      Percent of All Classes
--------------         ----------------              ---------            ----------------      ----------------------
Class B Stock,         Howard S. Modlin                459,943*                69.2%                    11.6%
$.01 per value         General DataComm
                       Naugatuck, CT
                       06770

Common Stock,          Howard S. Modlin              1,874,573*                36.3%                      --
$.01 per value         General DataComm
                       Naugatuck, CT
                       06770

Common Stock,          Howard M. Benedek               167,170**                5.1%                     4.2%
$.01 par value         Investor

* The amount and percentage of Class B Stock and percent of all classes do not include the following shares of Common Stock which are included in the amount of Common Stock held: 9,053 shares owned by Mr. Modlin's law firm; an additional 1,550 shares deemed owned based on options to purchase Common Stock which could be exercised by Mr. Modlin as follows: 500 at $123.125 per share, 450 at $37.50 per share and 600 at $26.875 per share, respectively, expiring October 9, 2005, March 4, 2008 and October 20, 2009, respectively; 141,509 shares acquirable on conversion of a $300,000 note at $2.12 per share, 144,928 shares acquirable on conversion of a $125,000 note at $0.8625 per share, 222,222 shares acquirable on conversion of a $125,000 note at $0.5625 a share, 595,238 shares acquirable on conversion of a $250,000 note at $0.42 a share; and 761,614 shares acquirable on exercise of a warrant at $0.32825 a share. In addition, the amount does not include an aggregate of 178,845 shares of Common Stock or 4.53% of the outstanding shares consisting of (i) 11,200 shares of Common Stock and 3,400 shares of Class B Stock owned by Mr. Modlin's wife, the beneficial ownership of which Mr. Modlin disclaims, and (ii) an aggregate of 164,245 shares beneficially owned by the Estate of Charles P. Johnson, The Company's former Chairman, of which Mr. Modlin is the sole executor, the beneficial ownership of which Mr. Modlin disclaims. Such shares held by the Estate of Charles P. Johnson consist of 151,367 shares of Class B Stock convertible into a like number of shares of Common Stock, 9,215 shares of Common Stock and an additional 3,663 shares of Common Stock if 20,000 shares of the Company's 9% Cumulative Convertible Exchangeable Preferred Stock are converted into Common Stock at $136.50 per share.

** Information obtained from Form 13G dated December 7, 2004 filed with the Securities and Exchange Commission by Howard M. Benedek, Investor.

Each director and each executive officer listed in the Summary Compensation Table in Item 11 of this Form 10-K, (on page 63) has advised the Corporation that, as of December 15, 2004 he or she owned beneficially, directly or indirectly, securities of the Corporation in the amounts set forth opposite his or her name as follows:



                      Shares of Common                            Shares of Class B                        Percent of All
Name                    Stock Owned         Percent of Class       Stock Owned (1)    Percent of Class         Classes
----                    -----------         ----------------       ---------------    ----------------         -------
Howard S. Modlin          1,874,573                    36.3%               459,943                69.2%           40.0%

William G. Henry             36,543(3)(4)               1.1%                    --                  --             0.9%

George M. Gray               30,000(4)                  0.9%                    --                  --             0.8%

George T. Best               27,250(4)                  0.8%                    --                  --             0.7%

Lee M. Paschall              26,550(5)                  0.8%                   577                 0.1%            0.7%

John L. Segall              535,309(6)                 14.0%                    --                  --            11.9%

Aletta Richards                  --                      --                     --                  --              --

Directors and             2,530,225(7)                 43.8%               460,520(7)             69.3%           46.4%
Officers as a group
(6 individuals
including the above)

(1) The Class B Stock is convertible into Common Stock at any time on a share-for-share basis.

(2) 9,053 of these shares are owned by Mr. Modlin's law firm. Pursuant to Rule 13d-3 an additional 1,865,511 shares are deemed owned on conversion of a $300,000 note at $2.12 per share, a $125,000 note at $0.8625 per share, a $125,000 note at $0.5625 per share, a $250,000 note at $0.42 per share, and 761,614 shares on exercise of a warrant at $0.32825 per share and 1,550 shares are deemed owned based on options to purchase Commons Stock which could be exercised by Mr. Modlin as follows: 500 at $123.125 per share, 450 at $37.50 per share and 600 at $26.875 per share, respectively. The total does not include an aggregate of 178,845 shares of Common Stock or 4.53% of the outstanding shares consisting of (i) 11,200 shares of Common Stock and 3,400 shares of Class B Stock owned by Mr. Modlin's wife, the beneficial ownership of which Mr. Modlin disclaims, and (ii) an aggregate of 164,245 shares beneficially owned by the Estate of Charles P. Johnson, the Company's former Chairman, of which Mr. Modlin is the sole executor, the beneficial ownership of which Mr. Modlin disclaims. Such shares held by the Estate of Charles P. Johnson consist of 151,367 shares of Class B Stock convertible into a like number of shares of Common Stock, 9,215 shares of Common Stock and an additional 3,663 shares of Common Stock if 20,000 shares of the Issuer's 9% Cumulative Convertible Exchangeable Preferred Stock are converted into Common Stock at $136.50 per share.

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

(6) Includes 1,550 shares of Common Stock which Mr. Segall could acquire by the exercise of stock options and 508,659 shares which could be acquired on conversion of a $300,000 note at $2.12 per share, a $125,000 note at $0.8625 per share, and a $125,000 note at $0.5625 per share within sixty
     (60) days.

(7) Includes 97,151 shares of Common Stock which persons in the group have the right to acquire by the exercise of stock options within sixty (60) days, 53 shares of Common Stock held in the Corporation's 401(k) Stock Fund, 9,053 shares of Common Stock held by Mr. Modlin's law firm, and a aggregate of 2,375,170 shares which Messrs. Modlin and Segall could acquire on conversion of $1,600,000 notes held by each of them and 761,614 shares acquirable by Mr. Modlin on exercise of a warrant at $0.32825 a share. Does not include 3,400 shares of Class B Stock and 11,250 shares of Common Stock owned directly by members of the directors' and officers' immediate families, the beneficial ownership of which they disclaim. Also does not include 151,367 shares of Class B Stock and 12,878 shares of Common Stock beneficially owned by the Estate of Charles P. Johnson, the Company's former Chairman, of which Mr. Modlin is the sole executor, the beneficial ownership of which Mr. Modlin disclaims.

                      Equity Compensation Plan Information

                                    Number of securities to be        Weighted-average            Number of securities
                                     issued upon exercise of         exercise price of           remaining available for
                                       outstanding options,         outstanding options,          future issuance under
   Plan Category                       warrants and rights           warrants and rights        equity compensation plans
   -------------                       -------------------           -------------------        -------------------------
Equity compensation
   plans approved by
   security holders                           18,421                     $    54.90                          None

Equity compensation
   plans not approved
   by security holders                       259,186                           2.91                       343,525
                                          ----------                     ----------                    ----------
       Total                                 277,607                     $     6.36                       343,525
                                          ----------                     ----------                    ----------

Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to or less than the market price on the date of grant. While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 25% per year over a four-year period and expire within five years (ten years for options granted prior to fiscal 2002). Under the terms of these stock option plans, the Company has reserved a total of 343,525 shares of common stock at September 30, 2004.

The 2003 Stock and Bonus Plan also provides for outstanding grants of stock as described in Note 11 to consolidated financial statements. Officers, directors and employees are eligible for such grants under such plan.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman Celler Spett & Modlin, P.C. ("WCSM") to whom the Company was indebted for legal services in excess of $2,179,000 for work performed prior to November 2001 and in settlement for which the Company issued subordinated debentures. WCSM has filed a claim for $294,000 for work performed between November 2001 and September 15, 2003 which was approved and authorized by the bankruptcy court subsequent to September 30, 2003. Furthermore, the Company was indebted to Mr. Modlin for fees for Company director meetings he attended prior to November 2001 for which he received subordinated debentures in the total amount of $16,400. WCSM was not paid any fees by the Company in the three fiscal years ended September 30, 2004.

On September 30, 2003 the Stock Option Committee of the Board of Directors awarded Mr. Modlin 459,268 shares of the Corporation's Class B stock and Lee M. Paschall and John L. Segall, Directors, 25,000 shares each of the Corporation's Common Stock, all subject to registration restrictions. Refer to Note 11, "Employee Incentive Plans" of the Notes to Consolidated Financial Statements in
Item 7 of this Report on Form 10-K for further discussion. Messrs. Segall and Paschall respectively received subordinated debentures in the total amount of $19,900 and $17,900 in payment for directors fees for Company director meetings they attended prior to November 2001. In addition, Mr. William G. Henry, Vice President, Finance and Administration, and Mr. George M. Gray, Vice President, Operations, have been issued subordinated debentures in the amounts of $125,000 and $50,000, respectively, for services and bonuses prior to the Company's bankruptcy filing.

Notes Payable to Related Parties

Pursuant to authorization by the Board of Directors and amendments to the loan agreement with the Corporation's senior lenders, the Corporation has borrowed an aggregate of $1,600,000 in a series of loans during the period December 30, 2003 through September 30, 2004 from Howard S. Modlin, Chairman of the Board, who has loaned an aggregate of $1,050,000 and John L. Segall, A Director, who has loaned an aggregate of $550,000. The loans were made primarily for replacement of senior indebtedness being repaid with the proceeds. The loans are each for two years and bear interest accruing from the date of issue, at the rate of 10% per annum, payable monthly commencing three full months after the date of the loan. The notes are secured by all of the assets of the Corporation subordinate to the first lien of the Corporation's senior lenders who hold the Term and PIK Obligations, and are convertible into Common Stock at the option of the holder. The first such loans aggregate $600,000 and were made on December 30, 2003 with a conversion price of $2.12 per share, and were made equally by Messrs. Modlin and Segall, or $300,000 each. The second such loans aggregated $250,000 and were made on March 1, 2004 with a conversion price of $0.8625 per share and were made equally by them, or $125,000 each. The third such loans were made on March 31, 2004 with a conversion $0.5625 per share and were made equally by them, or $125,000 each. The fourth such loan was made on June 30, 2004 by Mr. Modlin for $250,000 and is convertible at $0.42 per share. The fifth such loan was made on September 30, 2004 by Mr. Modlin for $250,000 and, in connection with the loan, the Corporation issued to Mr. Modlin a five year warrant to purchase 761,614 shares of common stock for $0.32825 per share. Such loans are payable in two equal installments in one year and two years from issuance. Any shares issued on conversion will not be registered and must be held for investment without a view to distribution.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company for the years ended September 30, 2004 and on September 30, 2003, by its principal accounting firm, Eisner LLP are as follows:

Audit Fees: The aggregate fees for professional services rendered by Eisner LLP in connection with (i) the audit of annual financial statements (Form 10-K), and
(ii) reviews of quarterly financial statements (Forms 10-Q) for the years ended September 30, 2004 and 2003, were $125,000 and $100,000, respectively.

Audit Related Fees: There aggregate fees for professional services rendered by Eisner LLP for assurance and related services related to the audit services in connection with the Company's financial statements for the years ended September 30, 2004 and 2003, were $75,000 and $0, respectively

Tax Fees: There were no fees for professional services rendered by Eisner LLP for tax compliance, tax advice and tax planning for the years ended September 30, 2004 and 2003.

All Other Fees: There were no fees for professional services that were not included in audit fees, audit-related fees and tax fees for the years ended September 30, 2004 and 2003.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services.

The Audit Committee has a policy of considering and, if deemed appropriate, approving, on a case by case basis, any audit or permitted non-audit services proposed to be performed by Eisner LLP in advance of the performance of such service. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed by Eisner LLP. In connection with making any pre-approval decision, the Audit Committee must consider whether the provision of such permitted non-audit services by Eisner LLP is consistent with maintaining Eisner LLP's status as the Company's independent auditors.

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by Eisner LLP during the year ended September 30, 2004 as described above.

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(a)      (1) Financial Statements - The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (set forth in Item 8 of
             Part II of this Form 10-K) are filed within this Annual Report on Form 10-K.

         (2) Financial Statements Schedule - The Financial Statement Schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (set forth in Item 8 of Part II of this Form 10-K) is filed as part of this Annual Report on Form 10-K.

         (3) Exhibits

Exhibit No.                        Description
-----------                        -----------

3.1 Corrected Certificate of Amended and Restated Certificate of Incorporation of the Corporation

3.2          Amended By-Laws of the Corporation (1)

4.1 Certificate of the Powers, Designation, Preferences, Rights and Limitations of 9% Cumulative Convertible Exchangeable Preferred Stock (2)

4.2 Indenture dated May 1, 1997 covering presently unissued 9% Convertible Subordinated Debentures due 2006 (3)

4.3 Supplemental indenture, dated September 26, 1997, which amends the May 1, 1997 Indenture covering presently unissued 9% Convertible Subordinated Debentures due 2006 (4)

4.4 Indenture dated September 15, 2003 covering issued 10% Adjustable Senior Subordinated Debentures due 2007 (5)

4.5          Form of Warrant issued with 5% Cumulative Convertible
             Preferred Stock (6)

4.6          Common Stock Purchase Warrant W-1 issued to Secured Lenders (7)

4.7          Common Stock Purchase Warrant W-2 issued to Secured Lenders (8)

4.8 Promissory Notes in the amounts of $300,000, $125,000, $125,000, $250,000 and $250,000, issued to Howard S. Modlin (9)

4.9 Promissory Notes in the amounts of $300,000, $125,000 and $125,000 issued to John L. Segall (10)

4.10         Warrant issued to Howard S. Modlin (11)

10.1         2003 Stock and Bonus Plan (12)

10.2         Form of Stock Option Under 2003 Stock and Bonus Plan (13)

10.3         Form of Conditional Grant Under 2003 Stock and Bonus Plan (14)

10.4         Additional Senior Security Agreement (15)

10.5         1985 Stock Option Plan (16)

10.6         1991 Stock Option Plan (17)

10.7         1998 Stock Option Plan (18)

10.8         Non-Statutory Stock Option Agreement Form - employee (18)

10.9         Non-Statutory Stock Option Agreement Form - non-employee (18)

10.10 Retirement Savings and Deferred Profit Sharing Plan, and related amendments (19)

10.11 Loan and Security Agreement dated as of August 20, 2002 between General DataComm Industries, Inc., et al., and Ableco Finance, LLC (20)

10.12        Registration Rights Agreement for 5% Preferred Stock (21)

10.13        Subordinated Security Agreement dated September 15, 2003 (22)

14.1         Code of Conduct and Ethics (23)

21           Subsidiaries of the Registrant

23.1         Consent of Independent Registered Public Accounting Firm

23.2         Consent of Independent Registered Public Accounting Firm

31.1         Rule 13a-15(e)/15d-15(e) Certification by Chief Executive Officer.

31.2         Rule 13a-15(e)/15d-15(e) Certification by Chief Financial Officer.

32.1         Section 1350 Certification by Chief Executive Officer.

32.2         Section 1350 Certification by Chief Financial Officer.

     Exhibit footnotes
     -----------------

(1) Incorporated by reference to Exhibit 3.2 to Form 8-K/A dated September 18, 2003.
(2)  Incorporated by reference to Exhibit 4 to Form dated October 8, 1996.
(3) Incorporated by reference to Exhibit 4.1 to Form 10-Q for quarter ended September 30, 1997.
(4) Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended September 30, 1997.
(5)  Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 17,
     2003.
(6)  Incorporated by reference to Exhibit 4.2 to Form 8-K dated July 31, 2000.
(7)  Incorporated by reference to Exhibit 4.2 to Form 8-K dated September 17,
     2003.
(8)  Incorporated by reference to Exhibit 4.3 to Form 8-K dated September 17,
     2003.
(9) Incorporated by reference to Exhibit 4.1 to each of Form 8-Ks dated January 8, 2004, March 3, 2004, April 5, 2004, July 2, 2004 and October 4, 2004.
(10) Incorporated by reference to Exhibit 4.2 to each of Form 8-Ks dated January 8, 2004, March 3, 2004 and April 5, 2004.
(11) Incorporated by reference to Exhibit 10.3 to Form 8-K dated October 4,
     2004.
(12) Incorporated by reference to Exhibit 10.2 to Form 10-K for year ended September 30, 2003.
(13) Incorporated by reference to Exhibit 10.3 to Form 10-K for year ended September 30, 2003.
(14) Incorporated by reference to Exhibit 10.2 to Form 8-K/A dated September 18, 2003.
(15) Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 8, 2004. The Fourth Amendment thereto incorporating all prior amendments is incorporated by reference to Exhibit 10.1 to Form 8-K dated October 4, 2004.
(16) Incorporated by reference from Exhibit 10a, Form S-8, Registration Statement No. 33-21027. Amendments thereto are incorporated by reference from Part II of prospectus dated August 21, 1990, contained in Form S-8, Registration Statement No. 33-36351 and as Exhibit 10.3.2 to Form 10-Q for quarter ended June 30, 1991.
(17) Incorporated by reference from Form S-8, Registration Statement No. 333-35299.
(18) Incorporated by reference from Form S-8, Registration Statement No.
     333-52302
(19) Incorporated by reference from Form S-8, Registration Statement No. 33-37266. Amendments thereto are incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended December 31, 1996.
(20) Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 17, 2003. The Fifth Amendment thereto incorporating all prior amendments is incorporated by reference to Exhibit 10.2
(21) Form 8-K dated October 4, 2004.
(22) Incorporated by reference from Exhibit 10.2 to Form 8-K dated July 31,
     2000.
(23) Incorporated by reference to Exhibit 10.1 to Form 8-K/A dated September 18, 2003.
(24) Incorporated by reference to Exhibit 14.1 to Form 10-K for year ended September 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                      Title                            Date
---------                      -----                            ----

/s/ HOWARD S. MODLIN           Chairman of the Board and        January 13, 2005
------------------------       Chief Executive Officer
HOWARD S. MODLIN


/s/ WILLIAM G. HENRY           Vice President, Finance          January 13, 2005
------------------------       Chief Financial Officer
WILLIAM G. HENRY


/s/ LEE M. PASCHALL            Director                         January 13, 2005
------------------------
LEE M. PASCHALL


/s/ JOHN L. SEGALL             Director                         January 13, 2005
------------------------
JOHN L. SEGALL


                               Director                         January 13, 2005
------------------------
ALETTA RICHARDS


          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)


                                        Balance at    Additions      Deductions     Balance at
                                        Beginning     Charged to        from           End
                                         of Year        Income       Reserves(2)     of Year
Inventory Reserves (1):
   Year ended September 30, 2004       $    4,177     $       78     $    1,692     $    2,563
   Year ended September 30, 2003            6,199             --          2,022          4,177
   Year ended September 30, 2002            6,233             --             24          6,199

Allowance for Doubtful Accounts (1):
   Year ended September 30, 2004       $      514     $      100     $       28     $      586
   Year ended September 30, 2003              821            334            641            514
   Year ended September 30, 2002              770            738            687            821

Allowance for Notes Receivable (1):
   Year ended September 30, 2004       $   15,132     $       --     $       --     $   15,132
   Year ended September 30, 2003           15,132             --             --         15,132
   Year ended September 30, 2002           15,132             --             --         15,132


_____________________________________________________________

(1) Deducted from related asset in the balance sheet .
(2) Deductions from reserves are due to:
    (a) Inventory Reserves: Disposal of obsolete inventory.
    (b) Allowance for Doubtful Accounts: write-off of uncollectable accounts receivable.

                              CORRECTED CERTIFICATE
                                       OF
                        GENERAL DATACOMM INDUSTRIES, INC.


It is hereby certified that:

         1. The name of the corporation (hereinafter called the "corporation") is

                        General DataComm Industries, Inc.

         2. The Amended and Restated Certificate of the corporation, which was filed by the Secretary of state of Delaware on September 15, 2003, is hereby corrected.

         3. The inaccuracy or defect to be corrected in said instrument is as follows:

         The Amended and Restated Certificate of Incorporation was approved in connection with a Plan of Reorganization of the corporation which, among other things, provided for a 1 for 10 reverse split of the outstanding shares, authorization of warrants to purchase 10% of and up to 51%, respectively, of the Common Stock based on all outstanding Common Stock on a fully diluted basis and a stock and bonus plan with authorized shares of Common Stock and Class B Stock based on 20% of the outstanding Common Stock on a fully diluted basis. The Amended and Restated Certificate as filed failed to reduce the authorized shares of Common Stock and Class B Stock and aggregate number of shares of Capital Stock that the corporation shall have authority to issue, after giving effect to the number required to satisfy the Plan of Reorganization and which should have reduced authorized Common Stock to 25,000,000 shares and authorized Class B Stock to 5,000,000 shares and aggregate number of shares of all classes of capital stock to 33,000,000.

         4.       The entire instrument in corrected form is as follows:

                              AMENDED AND RESTATED

                          CERTIFICATE OF INCORPORATION

                                       OF

                        GENERAL DATACOMM INDUSTRIES, INC.

General DataComm Industries, Inc., a Delaware corporation, hereby certifies as follows: The name of the corporation is General DataComm Industries, Inc. The name under which this corporation was originally incorporated is General DataComm Industries, Inc. and the date of filing of its original Certificate of Incorporation with the Secretary of State of the State of Delaware was January 28, 1969. The original Certificate of Incorporation was amended pursuant to a Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 9, 1988, by a Certificate of Amendment filed with the Secretary of State of the State of Delaware on March 5, 1990, and by Certificates of the Powers, Designation, Preferences, Rights and Limitations of Preferred Stock filed with the Secretary of State of the State of Delaware on September 27, 1996 and July 31, 2000. This Amended and Restated Certificate of Incorporation was duly adopted in accordance with ss.ss. 242, 245, and 303 of the Delaware General Corporation Law in accordance with a plan of reorganization of the corporation (the "Plan") approved by order of the United States Bankruptcy Court for the District of Delaware in In re: General DataComm Industries, Inc., Chapter 11 Case No. 01-11101(PJW), under Chapter 11 of the United States Bankruptcy Code (11 U.S.C. ss. 101 et seq.). The Certificate of Incorporation of this corporation is hereby amended and restated to read in its entirety as follows:

        The name of this corporation is General DataComm Industries, Inc.
 The registered office of the corporation in the State of Delaware is located at 2711 Centerville Road, Suite 400, Wilmington, New Castle County, Delaware 19808
             and the name of its registered agent at such address is
                   The Prentice-Hall Corporation System, Inc.

 The purpose of this corporation is to engage in any lawful act or activity for which corporations may be organized under the Delaware General Corporation Law.

    The aggregate number of shares of all classes of capital stock that this corporation shall have authority to issue is thirty-three million (33,000,000)
   shares consisting of: (i) twenty-five million (25,000,000) shares of common stock, $0.01 par value per share ("Common Stock"), (ii) five million (5,000,000) shares of Class B Stock, $0.01 par value per share, (iii) eight hundred thousand (800,000) shares of 9% Cumulative Convertible Exchangeable
     Preferred Stock, $1.00 par value per share (the "9% Preferred Stock");
     (iv) two hundred thousand (200,000) shares of 5% Cumulative Convertible Preferred Stock, $1.00 par value per share (the "5% Preferred Stock") and
   (v) two million (2,000,000) shares of Preferred Stock, $1.00 par value per share ("Preferred Stock").

         Shares of Preferred Stock may be issued from time to time in one or more classes or one or more series within any class, and the Board of Directors of the corporation is hereby authorized, subject to the limitations provided by law, to establish and designate such classes or series of the Preferred Stock, to fix the number of shares constituting each class or series, and to fix by resolution or resolutions such designations, preferences, and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions thereof, and to increase or decrease the number of shares constituting each class or series.

         The corporation shall not issue nonvoting equity securities.

   The dividend, voting, conversion and other rights of the Common Stock and
                       Class B Stock shall be as follows:

Dividends. Subject to the rights of the holders of Preferred Stock, and subject to any other provisions of this Certificate of Incorporation, as amended from time to time, holders of Common Stock and Class B Stock shall be entitled to receive such dividends and other distributions in cash, stock or property of the corporation as may be declared thereon by the Board of Directors from time to time out of assets or funds of the corporation legally available therefore, provided that in the case of cash dividends, if at any time a cash dividend is paid on the Common Stock, a cash dividend will also be paid on the Class B Stock in an amount per share of Class B Stock equal to 90% of the amount of the cash dividends paid on each share of the Common Stock (rounded down, if necessary, to the nearest one-hundredth of a cent), and provided, further, that in the case of dividends or other distributions payable in stock of the corporation other than

Preferred Stock, including distributions pursuant to stock splits or divisions of stock of the corporation other than Preferred Stock, only shares of Common Stock shall be distributed with respect to Common Stock and only shares of Class B Stock in an amount per share equal to the amount per share paid with respect to the Common Stock shall be distributed with respect to Class B Stock, and that, in the case of any combination or reclassification of the Common Stock, the shares of Class B Stock shall also be combined or reclassified so that the number of shares of Class B Stock outstanding immediately following such combination or reclassification shall bear the same relationship to the number of shares outstanding immediately prior to such combination or reclassification as the number of shares of Common Stock outstanding immediately following such combination or reclassification bears to the number of shares of Common Stock outstanding immediately prior to such combination or reclassification.

Voting:

         (1) Subject to the provisions of Section (E) of Article SIXTH and Article SEVENTH of this Amended and Restated Certificate of Incorporation, at every meeting of the stockholders, every holder of Common Stock shall be entitled to one (1) vote in person or by proxy for each share of Common Stock, standing in his name on the transfer books of the corporation and every holder of Class B Stock shall be entitled to one (1) vote in person or by proxy for each share of Class B Stock standing in his name on the transfer books of the corporation, except that each holder of Class B Stock shall be entitled to ten
(10) votes per share on the election of any directors at any stockholders meeting (a) if more than fifteen percent (15%) of the shares of Common Stock outstanding on the record date for such meeting are beneficially owned by a person or group of persons acting in concert (unless such person or group is also the beneficial owner of a majority of the shares of Class B Stock on such record date), or (b) if a nomination for the Board of Directors is made by a person or group of persons acting in concert (other than the Board of Directors), provided that such nomination is not made by one or more holders of Class B Stock, acting in concert with each other, who beneficially own more than fifteen percent (15%) of the shares of Class B Stock outstanding on such record date.

         (2) The provisions of this Amended and Restated Certificate of Incorporation shall not be modified, revised, altered or amended, repealed or rescinded in whole or in part, without the affirmative vote of the holders of a majority of the shares of the Common Stock and of a voting majority of the shares of the Class B Stock, each voting separately as a class, subject to such further limitations as may be imposed pursuant to Article SEVENTH.

         (3)      The corporation may not effect or consummate:

                  (a) any merger or consolidation of the corporation with or into any other corporation;

                  (b) any sale, lease, exchange or other disposition of all or substantially all of the assets of the corporation to or with any other person; or

                  (c) any dissolution of the corporation, unless and until such transaction is authorized by the vote, if any, required by Article SEVENTH of this Amended and Restated Certificate of Incorporation and by Delaware law; and unless and until such transaction is authorized by a majority of the voting power of the shares of Common Stock and of Class B Stock entitled to vote, each voting separately as a class, but the foregoing shall not apply to any merger or other transaction described in the preceding subparagraphs (a) and (b) if the other party to the merger or other transaction is a Subsidiary of the corporation. For purposes of this paragraph (3), a "Subsidiary" is any corporation more than fifty percent (50%) of the voting securities of which are owned directly or indirectly by the corporation; and a "person" is any individual, partnership, corporation or entity.

         (4) Except for the issuance of Class B Stock (i) pursuant to the exercise of any warrants to be issued under the Plan or (ii) pursuant to the corporation's stock and bonus plan provided for in the Plan, prior to December 31, 2003, the corporation may not effect the issuance of any additional shares of Class B Stock (except in connection with stock splits and stock dividends) unless and until such issuance is authorized by the holders of a majority of the voting power of the shares of Common Stock and of Class B Stock entitled to vote, each voting separately as a class.

         (5) Every reference in this Amended and Restated Certificate of Incorporation to a majority or other proportion of shares of stock shall refer to such majority or other proportion of the votes of such shares of stock.

         (6) Except as may be otherwise required by law or by this Article FIFTH, the holders of Common Stock and Class B Stock shall vote together as a single class, subject to any voting rights that may be granted to holders of Preferred Stock or pursuant to Article SEVENTH of this Amended and Restated Certificate of Incorporation.

Transfer.

         (1) No person holding shares of Class B Stock of record (hereinafter called a "Class B Holder") may transfer, and the corporation shall not register the transfer of, such shares of Class B Stock, as Class B Stock, whether by sale, assignment, gift, bequest, appointment or otherwise, except to a Permitted Transferee and any attempted transfer of shares not permitted hereunder shall be converted into Common Stock as provided by subsection (4) of this Section (C). A Permitted Transferee shall mean, with respect to each person from time to time shown as the record holder of shares of Class B Stock:

                  (a) In the case of a Class B Holder who is a natural person:

                           (i)      The spouse of such Class B Holder and any
lineal ancestor and descendant of such spouse, any lineal ancestor or descendant of such Class B Holder's parents, including adopted children and any spouse of such lineal descendant or ancestor and such spouse's lineal ancestors and descendants (which ancestors and descendants, their spouses and any lineal ancestors and descendants of such spouse, the Class B Holder, and his or her spouse are herein collectively referred to as "Class B Holder's Family Members");

                           (ii)     The trustee of a trust (including a voting
trust) principally for the benefit of such Class B Holder, such Class B Holder's Family Members and/or one or more of his or her other Permitted Transferees described in each subparagraph of this paragraph (a) other than this subparagraph (ii), provided that such trust may also grant a general or special power of appointment to one or more of such Class B Holder's Family Members and may permit trust assets to be used to pay taxes, legacies and other obligations of the trust or of the estate of one or more of such Class B Holder's Family Members payable by reason of the death of any of such Family Members;

                           (iii)    A corporation if a majority of the
beneficial ownership of outstanding capital stock of such corporation that is entitled to vote for the election of directors is owned by, or a partnership if a majority of the beneficial ownership of the partnership is held by, the Class B Holder or his or her Permitted Transferees determined under this paragraph
(a), provided that if by reason of any change in the ownership of such stock or partnership interests, such corporation or partnership would no longer qualify as a Permitted Transferee, all shares of Class B Stock then held by such corporation or partnership shall, upon the election of the corporation given by written notice to such corporation or partnership, without further act on anyone's part, be converted into shares of Common Stock effective upon the date of the giving of such notice, and stock certificates formerly representing such shares of Class B Stock shall thereupon and thereafter be deemed to represent the like number of shares of Common Stock; and

                           (iv)     The estate of such Class B Holder.

                  (b) In the case of a Class B Holder holding the shares of Class B Stock in question as trustee pursuant to a trust (other than a trust described in paragraph (c) below), "Permitted Transferee" means (i) any person transferring Class B Stock to such trust and (ii) any Permitted Transferee of any such transferor determined pursuant to paragraph (a) above.

                  (c) In the case of a Class B Holder holding the shares of Class B Stock in question as trustee pursuant to a trust that was irrevocable on the record date (hereinafter in this Section (C) called the "Record Date") for determining the persons to whom the Class B Stock is first issued by the corporation, "Permitted Transferee" means (i) any person to whom or for whose benefit principal may be distributed either during or at the end of the term of such trust whether by power of appointment or otherwise and (ii) any Permitted Transferee of any such person determined pursuant to paragraph (a) above.

                  (d) In the case of a Class B Holder that is a corporation or partnership acquiring record and beneficial ownership of the shares of Class B Stock in question upon its initial issuance by the corporation, "Permitted Transferee" means (i) any partner of such partnership, or stockholder of such corporation, on the Record Date, (ii) any person transferring such shares of Class B Stock to such corporation or partnership, and (iii) any Permitted Transferee of any such person, partner, or stockholder referred to in clauses
(i) and (ii) of this paragraph (d), determined under paragraph (a) above.

                  (e) In the case of a Class B Holder that is a corporation or partnership (other than a corporation or partnership described in paragraph
(d) above) holding record and beneficial ownership of the shares of Class B Stock in question, "Permitted Transferee" means (i) any person transferring such shares of Class B Stock to such corporation or partnership and (ii) any Permitted Transferee of any such transferor determined under paragraph (a) above.

                  (f) In the case of a Class B Holder that is the estate of a deceased Class B Holder, or that is the estate of a bankrupt or insolvent Class B Holder, that holds record and beneficial ownership of the shares of Class B Stock in question, "Permitted Transferee" means a Permitted Transferee of such deceased, bankrupt or insolvent Class B Holder as determined pursuant to paragraph (a), (b), (c), (d) or (e) above, as the case may be.

         (2) Notwithstanding anything to the contrary set forth herein, any Class B Holder may pledge such Holder's shares of Class B Stock to a pledgee pursuant to a bona fide pledge of such shares as collateral security for indebtedness due to the pledgee, provided that such shares shall not be transferred to or registered in the name of the pledgee and shall remain subject to the provisions of this Section (C). In the event of foreclosure or other similar action by the pledgee, such pledged shares of Class B Stock may only be transferred to a Permitted Transferee of the pledgor or converted into shares of Common Stock, as the pledgee may elect.

         (3)      For purposes of this Section (C):

                  (a) The relationship of any person that is derived by or through legal adoption shall be considered a natural one.

                  (b) Each joint owner of shares of Class B Stock shall be considered a "Class B Holder" of such shares.

                  (c) A minor for whom shares of Class B Stock are held pursuant to a Uniform Gifts to Minors Act, Uniform Transfers to Minors Act or similar law shall be considered a Class B Holder of such shares.

                  (d) Unless otherwise specified, the term "person" means both natural persons and legal entities.

                  (e) Without derogating from the election conferred upon the corporation pursuant to subparagraph (iii) of paragraph (a) above, each reference to a corporation shall include any successor corporation resulting from merger or consolidation and each reference to a partnership shall include any successor partnership resulting from the death or withdrawal of a partner.

         (4) Any transfer of shares of Class B Stock not permitted hereunder shall result in the conversion of the transferee's shares of Class B Stock into shares of Common Stock, effective as of the date on which certificates representing such shares are presented for transfer on the books of the corporation. The corporation may, in connection with preparing a list of stockholders entitled to vote at any meeting of stockholders, or as a condition to the transfer or the registration of shares of Class B Stock on the corporation's books, require the furnishing of such affidavits or other proof as it deems necessary to establish that any person is the beneficial owner of shares of Class B Stock or is a Permitted Transferee.

         (5) At any time when the number of outstanding shares of Class B Stock as reflected on the stock transfer books of the corporation falls below one percent (1%) of the aggregate number of the issued and outstanding shares of the Common Stock and Class B Stock of the corporation, or the Board of Directors and the holders of a majority of the outstanding shares of Class B stock approve the conversion of all of the Class B Stock into Common Stock, then, immediately upon the occurrence of either such event, the outstanding shares of Class B Stock shall be converted into shares of Common Stock. In the event of such a conversion, certificates formerly representing outstanding shares of Class B Stock shall thereupon and thereafter be deemed to represent the like number of shares of Common Stock.

         (6) Shares of Class B Stock shall be registered in the names of the beneficial owners thereof and not in "street" or "nominee" name. For this purpose, a "beneficial owner" of any shares of Class B Stock shall mean a person who, or an entity that, possesses the power, either singly or jointly, to direct the voting or disposition of such shares. The corporation shall note on the certificates for shares of Class B Stock the restrictions on transfer and registration of transfer imposed by this Section (C).

Conversion Rights.

         (1) Subject to the terms and conditions of this Section (D), each share of Class B Stock shall be convertible at any time or from time to time, at the option of the respective holder thereof, at the office of any transfer agent for Class B Stock, and at such other place or places, if any, as the Board of Directors may designate, or if the Board of Directors shall fail so to designate, at the principal office of the corporation (attention of the Secretary of the corporation), into one (1) fully paid and nonassessable share of Common Stock. Upon conversion, the corporation shall make no payment or adjustment on account of dividends accrued or in arrears on Class B Stock surrendered for conversion or on account of any dividends on the Common Stock issuable on such conversion. Before any holder of Class B Stock shall be entitled to convert the same into Common Stock, he shall surrender the certificate or certificates for such Class B Stock at the office of said transfer agent (or other place as provided above), which certificate or certificates, if the corporation shall so request, shall be duly endorsed to the corporation or in blank or accompanied by proper instruments of transfer to the corporation or in blank) (such endorsements or instruments of transfer to be in form satisfactory to the corporation), and shall give written notice to the corporation at said office that he elects so to convert said Class B Stock in accordance with the terms of this Section (D), and shall state in writing therein the name or names in which he wishes the certificate or certificates for Common Stock to be issued. Every such notice of election to convert shall constitute a contract between the holder of such Class B Stock and the corporation, whereby the holder of such Class B Stock shall be deemed to subscribe for the amount of Common Stock that such holder shall be entitled to receive upon such conversion, and, in satisfaction of such subscription, to deposit the Class B Stock to be converted and to release the corporation from all liability thereunder, and thereby the corporation shall be deemed to agree that the surrender of the certificate or certificates therefore and the extinguishment of liability thereon shall constitute full payment of such subscription for Common Stock to be issued upon such conversion. The corporation will as soon as practicable after such deposit of a certificate or certificates for Class B Stock, accompanied by the written notice and the statement above prescribed, issue and deliver at the office of said transfer agent (or other place as provided above) to the person for whose account such Class B Stock was so surrendered, or to his nominee or nominees, a certificate or certificates for the number of full shares of Common Stock to which he shall be entitled as aforesaid. Subject to the provisions of subsection (3) of this Section (D), such conversion shall be deemed to have been made as of the date of such surrender of the Class B Stock to be converted; and the person or persons entitled to receive the Common Stock issuable upon conversion of such Class B Stock shall be treated for all purposes as the record holder or holders of such Common Stock on such date.

         (2) The issuance of certificates for shares of Common Stock upon conversion of shares to Class B Stock shall be made without charge for any stamp or other similar tax in respect of such issuance. However, if any such certificate is to be issued in a name other than that of the holder of the share or shares of Class B Stock converted, the person or persons requesting the issuance shall pay to the corporation the amount of any tax that may be payable in respect of any transfer involved in such issuance or shall establish to the satisfaction of the corporation that such tax has been paid.

         (3) The corporation shall not be required to convert Class B Stock, and no surrender of Class B Stock shall be effective for that purpose, while the stock transfer books of the corporation are closed for any purpose; but the surrender of Class B Stock for conversion during any period while such books are so closed shall become effective for conversion immediately upon the reopening of such books, as if the conversion had been made on the date such Class B Stock was surrendered.

         (4) The corporation covenants that it will at all times reserve and keep available, solely for the purpose of issue upon conversion of the outstanding shares of Class B Stock, such number of shares of Common Stock as shall be issuable upon the conversion of all such outstanding shares, provided that nothing contained herein shall be construed to preclude the corporation from satisfying its obligations in respect of the conversion of the outstanding shares of Class B Stock by delivery of shares of Common Stock that are held in the treasury of the corporation. The corporation covenants that if any shares of Common Stock, required to be reserved for purposes of conversion hereunder, require registration with or approval of any governmental authority under any federal or state law before such shares of Common Stock may be issued upon conversion, the corporation will use its best efforts to cause such shares to be duly registered or approved, as the case may be. The corporation will endeavor to list the shares of

         Common Stock required to be delivered upon conversion prior to such delivery upon each national securities exchange, if any, upon which the outstanding Common Stock is listed at the time of such delivery. The corporation covenants that all shares of Common Stock that shall be issued upon conversion of the shares of Class B Stock, will, upon issue, be fully paid and nonassessable and not entitled to any preemptive rights.

Liquidation Rights. In the event of any dissolution, liquidation or winding up of the affairs of the corporation, whether voluntary or involuntary, after payment or provision for payment of the debts and other liabilities of the corporation, the holders of each series of Preferred Stock shall be entitled to receive, out of the net assets of the corporation, an amount for each share equal to the amount fixed and determined by the Board of Directors in any resolution or resolutions providing for the issuance of any particular series of Preferred Stock, plus an amount equal to all dividends accrued and unpaid on shares of such series to the date fixed for distribution, and no more, and the holders of the 9% Preferred Stock shall be entitled to receive out of the net assets of the corporation such amounts as are described in Article SIXTH of this Amended and Restated Certificate of Incorporation, and no more, before any of the assets of the corporation shall be distributed or paid over to the holders of Common Stock and Class B Stock. After payment in full of said amounts to the holders of the 9% Preferred Stock and the Preferred Stock of all series, the remaining assets and funds of the corporation shall be divided among and paid ratably to the holders of Common Stock and Class B Stock (considered for this purpose as one class). If, upon such dissolution, liquidation or winding up, the assets of the corporation distributable as aforesaid among the holders of the 9% Preferred Stock and the Preferred Stock of all series shall be insufficient to permit full payment to them of said preferential amounts, then such assets shall be distributed among such holders, first in the order of their respective preferences, and second, as to such holders who are next entitled to such assets and who rank equally with regard to such assets, ratably in proportion to the respective total amounts that they shall be entitled to receive as provided in this Section (E). A merger or consolidation of the corporation with or into any other corporation or a sale or conveyance of all or any part of the assets of the corporation (that shall not in fact result in the liquidation of the corporation and the distribution of assets to stockholders) shall not be deemed to be a voluntary or involuntary liquidation or dissolution or winding up of the corporation within the meaning of this Section (E).


                                 Preferred Stock

    I. The preference, dividend, voting, conversion and other rights of the 9% Preferred Stock shall be as follows:

Designation of Issue. The distinctive designation of the series shall be "9% Cumulative Convertible Exchangeable Preferred Stock" (hereinafter referred to as this "Series").

Dividends

         (1) The annual rate of dividends payable on each share of this Series shall be $2.25 per share.

         (2) Dividends shall be payable in cash, quarterly on the last day of March, June, September and December of each year, commencing December 31, 1996 (each such date hereinafter referred to as a "Dividend Payment Date"), except that if such date is not a Business Day (as hereinafter defined), then such dividend shall be payable on the next succeeding calendar day that is a Business Day. The amount of dividends payable on shares of this Series for each full quarterly dividend period shall be computed by dividing by four the annual rate per share forth in subsection (1) of this Section (B). Dividends payable on shares of this Series for the initial dividend period and dividends payable for any period less than a full quarterly period shall be computed on the basis of a 360-day year of twelve 30-day months. Dividends shall be payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, commencing December 31, 1996, except that if any such date is not a business day in New York City then such dividend shall be payable on the next such succeeding business day (each such date on which a dividend is payable is a "Dividend Payment Date"). Dividends shall be payable to holders of record of the 9% Preferred Stock as they appear on the books of the transfer agent of the corporation on such respective dates as may be fixed by the Board of Directors of the corporation in advance of the payment of each particular dividend, provided that holders of shares of 9% Preferred Stock called for redemption on a redemption date falling between a dividend payment record date and the Dividend Payment date shall, in lieu of receiving such dividend payment on the Dividend Payment Date fixed therefore, receive such dividend payment together with all other accumulated and unpaid dividends, if any, on the date fixed for redemption (unless such holders convert such shares in accordance with this resolution, in which case such holders shall receive such payment on the corresponding dividend payment date.

         (3) Dividends payable on shares of this Series will be cumulative and shall accumulate from date of original issue. Accumulations of dividends shall not bear interest.

         (4) So long as any shares of this Series are outstanding, no dividend (other than a dividend payable in Common Stock or other stock of the corporation ranking junior to this Series as to dividends and upon liquidation (collectively, the "Junior Stock")) shall be declared or paid or set aside for payment, and no other distribution shall be declared or made, upon the Junior Stock or upon any other stock of the corporation ranking on a parity with this Series as to dividends or upon liquidation, nor shall any Junior Stock nor any other stock of the corporation ranking on a parity with this Series as to dividends or upon liquidation be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any shares of any such stock) by the corporation (except by conversion into or exchange for Junior Stock of the corporation), unless, in each case, the full cumulative dividends on all outstanding shares of this Series shall have been paid or contemporaneously are declared and paid through the last Dividend Payment Date. Should dividends not be paid in full upon the shares of this Series and any other preferred stock ranking on a parity as to dividends with this Series, all dividends declared upon shares of this Series and any other stock of the corporation ranking on a parity as to dividends with this Series shall be declared pro rata, so that the amount of dividends declared per share on this Series and such other preferred stock shall in all cases bear to each other the same ratio that accumulated dividends per share on the shares of this Series and such other stock bear to each other. Holders of shares of this Series shall not be entitled to any dividends, whether payable in cash, property or stock, in excess of full cumulative dividends, as herein provided, on this Series. No interest, or sum of money in lieu of interest shall be payable in respect of any dividend payment or payments on this Series that may be in arrears.

Redemption

         (1) The corporation, at the option of the Board of Directors, may, subject to the provisions of subsection (6) of this Section (C), redeem at any time or from time to time, all or any part of the outstanding shares of this Series. The redemption price of each share of this Series called for redemption shall be $25.00, together with accumulated and unpaid dividends to the date fixed for redemption.

         (2) In the event that fewer than all the outstanding shares of this Series are to be redeemed, the number of shares to be redeemed shall be determined by the Board of Directors, and the shares to be redeemed shall be determined by lot or by any other method as may be determined by the Board of Directors in its sole discretion to be equitable.

         (3) In the event the corporation shall redeem shares of this Series, notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than thirty (30) nor more than sixty (60) days prior to the redemption date, to each record holder of the shares to be redeemed, at such holder's address as the same appears on the books of the corporation. Each such notice shall state: (a) the redemption date; (b) the total number of shares of this Series to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder;
(c) the redemption price; (d) the place or places where certificates for such shares are to be surrendered for payment of the redemption price and any requirements as to endorsement of assignment for transfer; (e) that dividends on the shares to be redeemed will cease to accrue on such redemption date; and (f) the conversion rights of the shares to be redeemed, the period within which conversion rights may be exercised, and the conversion rate at the time applicable.

         (4) If notice shall have been given as provided in subsection (3) and the corporation shall have provided monies at the time and place specified for the payment of the redemption price pursuant to such notice, including any accrued and unpaid dividends to and including the date fixed for redemption, then from and after the redemption date, dividends on the shares of this Series so called for redemption shall cease to accrue, such shares shall no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the corporation (except the right to receive from the corporation the redemption price without interest thereon) shall cease. Upon surrender (in accordance with the notice) of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the Board of Directors of the corporation shall so require and the notice shall so state), such shares shall be redeemed by the corporation at the redemption price set forth in subsection
(1). In case fewer than all the shares represented by any such certificate are to be redeemed, a new certificate shall be issued representing the unredeemed shares, without cost to the holder thereof.

         (5) Any shares of this Series that have been redeemed shall, after such redemption, have the status of authorized but unissued shares of Preferred Stock, without designation as to series, until such shares are once more designated as part of a particular series by the Board of Directors.

         (6) Notwithstanding the foregoing provisions of this Section (C), unless the full cumulative dividends on all outstanding shares of this Series and any other Preferred Stock ranking on a parity with this Series shall have been paid or contemporaneously are declared and paid for all past dividend periods through the last Dividend Payment Date, no shares of this Series shall be redeemed, and the corporation shall not purchase or otherwise acquire any shares of this Series.

Conversion Rights

         (1) Each holder of a share of this Series shall have the right, at any time, or, as to any share of this Series called for redemption or exchange, prior to the close of business on the date fixed for such redemption or exchange, to convert such share into fully paid and nonassessable shares of Common Stock of the corporation at a rate of 1.8315 shares of Common Stock for each share of this Series, subject to adjustment as provided in this Section
(D). For this purpose, except as the context may otherwise require, the relationship between the "conversion rate" and the "conversion price" shall be established by formula such that the conversion price shall equal $25.00 divided by the conversion rate.

         (2) If any shares of this Series are surrendered for conversion subsequent to the record date preceding a Dividend Payment Date but on or prior to such Dividend Payment Date (except shares called for redemption on a redemption date between such record date or Dividend Payment Date), the registered holder of such shares at the close of business on such record date shall be entitled to receive the dividend payable on such shares on such Dividend Payment Date notwithstanding the conversion thereof. However, the shares of this Series so surrendered for conversion subsequent to the record date and prior to the Dividend Payment Date (other than shares called for redemption or exchange on a redemption date or exchange date in such period) must be accompanied by payment of an amount equal to the dividend payment to be received on such Dividend Payment Date with respect to such shares surrendered for conversion; provided, however, no such payment need be made if, at the time for conversion, dividends payable on the shares of this Series are in arrears for more than thirty (30) days beyond the previous Dividend Payment Date. Except as provided above, the corporation shall make no payment or allowance for unpaid dividends, whether or not in arrears, on converted shares, or for dividends on the shares of Common Stock issued upon such conversion.

         (3) The corporation shall not be required, in connection with any conversion of shares of this Series, to issue a fraction of a share of its Common Stock, but in lieu thereof the corporation shall, subject to paragraph
(g) of subsection (6), make a cash payment (calculated to the nearest cent) equal to such fraction multiplied by the Closing Price of the Common Stock on the last Trading Day prior to the date of conversion.

         (4) Any holder of shares of this Series electing to convert such shares into Common Stock shall surrender the certificate or certificates for such shares at the office of the Transfer Agent therefore (or at such other place as the corporation may designate by notice to the holders of shares of this Series) during regular business hours, duly endorsed to the corporation or in blank, or accompanied by instruments of transfer to the corporation or in blank, in form satisfactory to the corporation, and shall give written notice to the corporation at such office that such holder elects to convert such shares of this Series. The corporation shall, as soon as practicable (subject to paragraph
(f) of subsection (6) hereof) after such deposit of certificates for shares of this Series, accompanied by the written notice above described and the payment of cash in the amount required by subsection (2), issue and deliver at such office to the holder for whose account such shares were surrendered, or to his nominee, certificates representing the number of shares of Common Stock and the cash, if any, to which such holder is entitled upon such conversion.

         (5) Conversion shall be deemed to have been made as of the date of surrender of certificates for the shares of the Series to be converted, and the giving of written notice and payment, as prescribed in subsections (2) and (4); and the person entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder of such Common Stock on such date. The corporation shall not be required to deliver certificates for shares of its Common Stock while the stock transfer books for such stock or for this Series are duly closed for any purpose, but certificates for shares of Common Stock shall be issued and delivered as soon as practicable after the opening of such books.

         (6) The conversion rate shall be adjusted from time to time as follows:

                  (a) In case the corporation shall, at any time or from time to time while any of the shares of this Series are outstanding, (i) issue shares of its Common Stock as a dividend or distribution on the Common Stock,
(ii) subdivide its outstanding shares of Common Stock, or (iii) combine its outstanding shares of Common Stock into a smaller number of shares, the conversion price and the conversion rate in effect immediately prior to such action shall be adjusted so that the holder of any shares of this Series thereafter surrendered for conversion shall be entitled to receive the number of shares of capital stock of the corporation that such holder would have owned or have been entitled to receive immediately following such action had such shares of this Series been converted immediately prior thereto. An adjustment made pursuant to this paragraph (a) shall become effective retroactively to immediately after the opening of business on the day following the record date in the case of a dividend and shall become effective immediately after the opening of business on the day following the effective date in the case of a subdivision or combination. If, as a result of an adjustment made pursuant to this paragraph (a), the holder of any shares of this Series thereafter surrendered for conversion shall become entitled to receive shares of two or more classes of capital stock of the corporation, the Board of Directors (whose determination shall be conclusive) shall determine the allocation of the adjusted conversion price and/or conversion rate between or among shares of such classes of capital stock.

                  (b) In case the corporation shall, at any time or from time to time while any of the shares of this Series are outstanding, issue rights, options or warrants to all holders of shares of its Common Stock entitling them to subscribe for or acquire shares of Common Stock (or securities convertible into or exchangeable for Common Stock) at a price per share less than the current Market Price per share of Common Stock (as defined in paragraph
(d) of this subsection (6)), at such record date, the conversion rate shall be adjusted so that it shall equal the rate determined by multiplying the conversion rate in effect immediately prior to the date of issuance of such rights or warrants by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to the date of issuance of such rights, options or warrants plus the number of additional shares of Common Stock offered for subscription or purchase, and the denominator of which shall be the number of shares of Common Stock outstanding immediately prior to the date of issuance of such rights, options or warrants plus the number of shares that the aggregate offering price of the total number of shares so offered would purchase at such current Market Price. For the purposes of this paragraph (b), the issuance of rights, options or warrants to subscribe for or purchase securities convertible into Common Stock shall be deemed to be the issuance of rights, options or warrants to purchase the shares of Common Stock into which such securities are convertible at an aggregate offering price equal to the aggregate offering price of such securities plus the minimum aggregate amount (if any) payable upon conversion of such securities into shares of Common Stock; provided, however, that if all of the shares of Common Stock subject to such rights, options or warrants have not been issued when such rights, options or warrants expire, then the conversion price shall promptly be readjusted to the conversion price that would then be in effect had the adjustment upon the issuance of such rights or warrants been made on the basis of the actual number of shares of Common Stock issued upon the exercise of such rights, options or warrants. An adjustment made pursuant to this paragraph (b) shall become effective retroactively immediately after the record date for the determination of stockholders entitled to receive such rights, options or warrants.

                  (c) In case the corporation shall, at anytime or from time to time while any of the shares of this Series are outstanding, distribute to all holders of Shares of its Common Stock evidences of its indebtedness or securities or assets (excluding cash dividends payable out of consolidated earnings or retained earnings or dividends payable in shares of Common Stock) or rights, options or warrants to subscribe for securities of the corporation or any of its subsidiaries (excluding those referred to in paragraph (b)),then in each such case the conversion rate shall be adjusted so that it shall equal the rate determined by multiplying the conversion rate in effect immediately prior to the date of such distribution by a fraction, the numerator of which shall be the current Market Price per share (determined as provided in paragraph (d)) of the Common Stock on the record date referred to below, and the denominator of which shall be such current Market Price per share of the Common Stock less the then fair market value (as determined by the Board of Directors of the corporation, whose determination shall be conclusive) of the portion of the assets or evidences of indebtedness or securities or assets so distributed or of such subscription rights, options or warrants applicable to one share of Common Stock. Such adjustment shall become effective retroactively immediately after the record date for the determination of stockholders entitled to receive such distribution.

                  (d)      For the purpose of any computation under paragraphs
(b) and (c) of this subsection (6), the current Market Price of a share of Common Stock (the "Market Price") on any date shall be the average of the daily Closing Prices for ten (10) consecutive Trading Days before the day in question.

                  (e) The corporation shall be entitled to make such additional adjustments in the conversion price, in addition to those required by paragraphs (a), (b) and (c) of this subsection (6), as shall be necessary in order that any dividend or distribution in shares of stock, subdivision or combination of shares of Common Stock, issuance of rights, options or warrants, evidences of indebtedness or assets (other than cash dividends payable out of consolidated earnings or retained earnings) referred to above, shall not be taxable to the Stockholders.

                  (f) In any case in which this subsection (6) shall require that an adjustment be made retroactively immediately following a record date, the corporation may elect to defer (but only for five (5) Business Days following the filing of the statement referred to in paragraph (h)) issuing to the holder of any shares of this Series converted after such record date (i) the shares of Common Stock and other capital stock of the corporation issuable upon such conversion over and above (ii) the shares of Common Stock and other capital stock of the corporation issuable upon such conversion on the basis of the conversion rate prior to adjustment.

                  (g) Notwithstanding any other provisions of this subsection (6), the corporation shall not be required to make any adjustment of the conversion rate unless such adjustment would require an increase or decrease of at least one percent (1%) in such rate. However, an adjustment not made shall be carried forward and shall be made at the time of and together with the next subsequent adjustment that, together with any adjustment or adjustments so carried forward, shall amount to an increase or decrease of at least one percent (1%) in such rate.

                  (h) Whenever an adjustment in the conversion rate is required, the corporation shall forthwith place on file with its Transfer Agent a statement signed by its Chief Executive Officer, Chief Financial Officer, Chief Operating Officer or a Senior Vice President and by its Secretary, Assistant Secretary or Treasurer, stating the adjusted conversion rate determined as provided herein. Such statements shall set forth in reasonable detail such facts as shall be necessary to show the reason and the manner of computing such adjustment. Promptly after the adjustment of the conversion rate, the corporation shall mail a notice thereof to each holder of shares of this Series briefly stating the facts requiring the adjustment and the manner of computing it.

                  (i) As used in this subsection (6), the term "Common Stock" means the corporation's Common Stock, $.01 par value, as the same exists on the date of this Amended and Restated Certificate of Incorporation or any other class of stock resulting from successive changes or reclassifications of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value. In the event that at any time as a result of an adjustment made pursuant to paragraph (a) of this subsection (6), the holder of any share of this Series thereafter surrendered for conversion shall become entitled to receive any shares of the corporation other than shares of the corporation's Common Stock, the conversion rates of such other shares so receivable upon conversion of any share shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to Common Stock contained in paragraphs (a) through (h) of this subsection (6), and the provisions of subsections (1) through (5) and (7) through (11) of Section (D) with respect to the Common Stock shall apply on like or similar terms to any such other shares.

         (7) In case of (a) any reclassification or change of outstanding shares of Common Stock issuable upon conversion of shares of this Series (other than a change in par value or from par value to no par value or from no par value to par value, or as a result of a subdivision or combination), or (b) any consolidation or merger of the corporation with or into one or more other corporations (other than a consolidation or merger in which the corporation is the continuing corporation and that does not result in any reclassification or change of outstanding shares of Common Stock issuable upon conversion of shares of this Series), or (c) any sale or conveyance to another corporation or other entity of all or substantially all of the assets of the corporation, then, subject to the applicable rights of the holders upon a Change in Control (as hereinafter defined), the corporation, or such successor corporation or other entity, as the case may be, shall make appropriate provision so that the holder of each share of this Series then outstanding shall have the right to receive on conversion the consideration that the holder would have received had he converted immediately prior to such event. The provisions of this subsection (7) shall apply similarly to successive consolidations, mergers, sales or conveyances.

         (8) Any shares of this Series that shall at any time have been converted shall, after such conversion, have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of Directors. The corporation shall at all times reserve and keep available out of its authorized but unissued stock, for the purpose of effecting the conversion of the shares of this Series, such number of its duly authorized shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of this Series; provided, however, that nothing contained herein shall preclude the corporation from satisfying its obligations in respect of the conversion of the shares by delivery of purchased shares of Common Stock that are held in the treasury of the corporation.

         (9) If any shares of Common Stock required to be reserved for purposes of conversion of shares of this Series hereunder require registration with or approval of any governmental authority before such shares may be issued upon conversion, the corporation shall cause such shares to be duly registered or approved, as the case may be. The corporation will use its reasonable best efforts to list the shares of Common Stock required to be delivered upon conversion of shares of this Series prior to such delivery upon each national securities exchange upon which the outstanding Common Stock is listed at the time of such delivery.

         (10) The corporation shall pay any and all issue or other taxes that may be payable in respect of any issue or delivery of shares of Common Stock on conversion of shares of this Series pursuant hereto. The corporation shall not, however, be required to pay any tax that is payable in respect of any transfer involved in the issue or delivery of Common Stock in a name other than that in which the shares of this Series so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the corporation the amount of such tax, or has established, to the satisfaction of the corporation, that such tax has been paid.

         (11) Before taking any action that would result in the conversion price being less than the then par value of the Common Stock, the corporation shall take any corporate action that may, in the opinion of its counsel, be necessary in order that the corporation may validly and legally issue fully paid and nonassessable shares of Common Stock at the conversion price.

Voting

         (1) Except as indicated below or as required by the Delaware General Corporation Law, the shares of this Series shall not have voting rights. The shares of this Series shall nonetheless have the following voting rights:

                  (a) If and whenever at any time or times dividends payable on shares of this Series shall have been in arrears and unpaid in an aggregate amount equal to or exceeding the amount of dividends payable thereon for six (6) quarterly dividend periods, then the holders of shares of this Series shall have the right, voting separately as a class with any other series of preferred stock so entitled as provided in the certificate of designation of such series, to elect two (2) directors of the corporation, such directors to be in addition to the number of directors constituting the Board of Directors immediately prior to the accrual of such right, the remaining directors to be elected by the other class or classes of stock entitled to vote therefor at each meeting of stockholders held for the purpose of electing directors. So long as the corporation's Board of Directors is divided into classes as provided in Article SEVENTH of this Amended and Restated Certificate of Incorporation, the two (2) directors of the corporation so elected by the holders of shares of this Series and of such other series of Preferred Stock so entitled shall be elected to the two (2) classes with the longest remaining terms.

                  (b) Such voting right may be exercised initially either at a special meeting of the holders of the 9% Preferred Stock having such voting right, called as hereinafter provided, or at any annual meeting of stockholders held for the purpose of electing directors, and thereafter at each such annual meeting. The right of the holders of this Series to vote for the election of such members of the Board of Directors of the corporation as aforesaid shall continue until such time as all dividends accumulated on the shares of this Series shall have been paid in full, at which time such voting right of the holders of this Series shall terminate and, if such voting right of the holders of this Series and all other series of Preferred Stock so entitled shall have terminated, subject to the requirements of the Delaware General Corporation Law, the term of the directors elected pursuant to paragraph (a) of subsection (1) hereof shall terminate, subject to revesting on the basis set forth in said paragraph (a).

                  (c) At any time when such voting right shall have vested in holders of this Series, and if such right shall not already have been initially exercised, a proper officer of the corporation shall, upon the written request of the record holders of ten percent (10%) in number of shares of this Series then outstanding, addressed to the Secretary of the corporation, call a special meeting of the holders of this Series and of any other class or classes of stock having voting power with respect to the election of such directors. Such meeting shall be held at the earliest practicable date upon the notice required for annual meetings of stockholders at the place for holding annual meetings of stockholders of the corporation or, if none, at a place designated by the Board of Directors. If such meeting is not called by the proper officers of the corporation within thirty (30) days after the personal service of such written request upon the Secretary of the corporation, or within thirty-five
(35) days after mailing the same within the United States of America, by registered mail, addressed to the Secretary of the corporation at its principal office (such mailing to be evidenced by the registry receipt issued by the postal authorities), then the record holders of ten percent (10%) in number of shares of this Series then outstanding may designate in writing one of their number to call such meeting at the expense of the corporation, and such meeting may be called by such person so designated upon the notice required for annual meetings of stockholders and shall be held at the same place as is elsewhere provided for in this paragraph (c) or at such other place as is selected by such designated stockholder. Any holder of the 9% Preferred Stock who would be entitled to vote at such meeting shall have access to the stock books of the corporation for the purpose of causing a meeting of stockholders to be called pursuant to the provisions of this subsection (1). Notwithstanding the provisions of this subsection (1), no such special meeting shall be called during a period within ninety (90) days immediately preceding the date fixed for the next annual meeting of stockholders.

                  (d) At any meeting held for the purpose of electing directors at which the holders of the 9% Preferred Stock shall have the right to elect two (2) directors as provided herein, the presence in person or by proxy of the holders of a majority of the then outstanding shares of 9% Preferred Stock having such right shall be required and shall be sufficient to constitute a quorum of such class for the election of directors by such class. At any such meeting or adjournment thereof (i) the absence of a quorum of the holders of the 9% Preferred Stock having such right shall not prevent the election of directors other than those to be elected by the holders of the 9% Preferred Stock, and the absence of a quorum or quorums of the holders of capital stock entitled to elect such other directors shall not prevent the election of directors to be elected by the holders of the 9% Preferred Stock entitled to elect such directors and
(ii) except as otherwise required by law, in the absence of a quorum of the holders of any class of stock entitled to vote for the election of directors, a majority of the holders of a class present in person or by proxy of such class shall have the power to adjourn the meeting for the election of directors that the holders of such class are entitled to elect, from time to time, without notice other than announcement at the meeting, until a quorum is present.

                  (e) Any vacancy in the Board of Directors in respect of a director elected by holders of 9% Preferred Stock pursuant to the voting right created under this subsection (1) shall be filled by vote of the remaining director so elected, or if there be no such remaining director, by the holders of 9% Preferred Stock entitled to elect such director or directors at a special meeting called in accordance with the procedures set forth in paragraph (c), or, if no such special meeting is called, at the next annual meeting of stockholders.

                  (f) So long as any shares of this Series remain outstanding, the corporation shall not, either directly or indirectly, without the affirmative vote at a meeting or the written consent with or without a meeting of the holders of at least a majority in number of shares of this Series then outstanding, (i) amend, alter or repeal any of the provisions of this Amended and Restated Certificate of Incorporation relating to this Series, or authorize any reclassification of the shares of this Series, so as in any such case to affect adversely the preferences, special rights or privileges or voting power of the shares of this Series, or (ii) authorize or create any class of stock ranking prior to the shares of this Series as to dividends or distribution of assets on liquidation, or create, or issue or increase the authorized number of shares of any series of the corporation's authorized preferred stock ranking prior to the shares of this Series as to dividends or distributions on liquidation.

                  (g) In exercising the voting rights set forth in this subsection (1), each share of 9% Preferred Stock entitled to such voting right shall have equal voting power, notwithstanding any greater or lesser general voting powers of one or more series of preferred stock.

         (2) No consent of holders of shares of this Series shall be required for (a) the creation of any indebtedness of any kind of the corporation, (b) the authorization or issuance of any class of stock of the corporation junior to or on a parity to the shares of this Series as to dividends and upon liquidation, dissolution or winding up of the corporation or
(c) subject to paragraph (f), the issuance of any shares of preferred stock.

Liquidation Rights

         (1) Upon the dissolution, liquidation or winding up of the corporation, whether voluntary or involuntary, the holders of the shares of this Series shall be entitled to receive out of the assets of the corporation available for distribution to stockholders, before any payment or distribution shall be made on the Common Stock, Class B Stock or on any class of stock ranking junior to this Series upon liquidation, a liquidating distribution in the amount of $25.00 per share, plus all accumulated and unpaid dividends to the date of final liquidation.

         (2) Neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all the property and assets of the corporation nor the merger or consolidation of the corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Section (F).

         (3) After the payment to the holders of the shares of this Series of the full preferential amounts provided for in this Section (F), the holders of this Series as such shall have no right or claim to any of the remaining assets of the corporation.

         (4) In the event the assets of the corporation available for distribution upon any dissolution, liquidation or winding up of the corporation, whether voluntary or involuntary, shall be insufficient to pay the full preferential amounts to which such holders are entitled pursuant to subsection
(1), no such distribution shall be made on account of any shares of any other class or series of preferred stock ranking on a parity with the shares of this Series upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the shares of this Series, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

Priority

         (1) For purposes of this resolution, any stock of any class or series of the corporation shall be deemed to rank:

                  (i) Prior to the shares of this Series, either as to dividends or upon liquidation, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the corporation, whether voluntary or involuntary, as the case may be, in preference or priority to the holders of shares of this Series;

                  (ii) On a parity with shares of this Series, either as to dividends or upon liquidation, whether or not the dividend rates, Dividend Payment Dates, or redemption or liquidation prices per share or sinking fund provisions, if any, are different from those of this Series, if the holders of such stock are entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the corporation, whether voluntary or involuntary, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holders of such stock and the holders of shares of this Series; and

                  (iii) Junior to shares of this Series, either as to dividends or upon liquidation, if such class or series shall be Common Stock or if the holders of shares of this Series shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the corporation, whether voluntary or involuntary, as the case may be, in preference or priority to the holders of shares of such class or series.

Change In Control

         (1) Each holder of a share of this Series shall have the right, as provided below, upon a Change in Control (as defined herein), subject to certain conditions and restrictions, to require the corporation to repurchase all or any part of their shares of this Series at a purchase price of $25.00 per share, plus accrued and unpaid dividends, if any, to the Repurchase Date (as defined herein). The corporation may satisfy such repurchase obligation by delivery of shares of its Common Stock valued at the Market Price (as defined in paragraph
(d) of Subsection (6) of Section (D)) in exchange for certificates evidencing the shares of this Series.

         (2) The term "Change in Control" as used in this Section (H) means the occurrence of any of the following events after the effective date of this Amended and Restated Certificate of Incorporation: (i) any person (including any entity or group deemed to be a "person" under Section 13(d)(3) or Section 14(d)(2) of the Exchange Act) becomes the direct or indirect beneficial owner (as determined in accordance with Rule 13d-3 under the Exchange Act) of shares of the corporation's capital stock representing greater than fifty percent (50%) of the total voting power of all shares of capital stock of the corporation entitled to vote in the election of Directors under ordinary circumstances or to elect a majority of the Board of Directors of the corporation, (ii) the corporation sells, transfers or otherwise disposes of all or substantially all of the assets of the corporation, (iii) when, during any period of twelve (12) consecutive months after the effective date of this Amended and Restated Certificate of Incorporation, individuals who at the beginning of any such 12-month period constituted the Board of Directors of the corporation (together with any new directors whose election by such Board or whose nomination for election by the stockholders of the corporation was approved by a vote of a majority of the directors still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved), cease for any reason to constitute a majority of the Board of Directors of the corporation then in office (excluding from such calculation any election of directors by holders of 9% Preferred Stock, Ableco and the Indenture Trustee), or (iv) the date of the consummation of the merger or consolidation of the corporation with another corporation where the stockholders of the Corporation immediately prior to the merger of consolidation would not beneficially own immediately after the merger or consolidation shares entitling such stockholders to fifty (50%) or more of all votes (without consideration of the rights of any class of stock to elect directors by a separate class vote) to which all stockholders of the corporation issuing cash or securities in the merger or consolidation would be entitled in the election of directors, or where members of the Board of Directors of the corporation immediately prior to the merger or consolidation would not immediately after the merger or consolidation constitute a majority of the board of directors of the corporation issuing cash or securities in the merger or consolidation.

         (3) Each holder of shares of the Series shall have the right effective for thirty (30) days following the date of mailing of a notice disclosing such Change in Control (the "Repurchase Right Notice") to require the Company to repurchase all or any part of such holder's shares of this Series, on the date (the "Repurchase Date") that is no later than forty-five (45) days after the date of the Repurchase Right Notice, at a repurchase price equal to $25.00 per share, plus accrued and unpaid dividends to the Repurchase Date with respect to such shares.

         On or before the 30th day following any Change in Control, the corporation, or at the request of the corporation, the Transfer Agent, shall mail the Repurchase Right Notice to each holder of record of the shares of this Series stating (i) that a Change in Control has occurred and that such holder has the right to require the Company to repurchase such holder's shares of this Series; (ii) the Repurchase Date, (iii) the date by which the right to cause repurchase must be exercised, (iv) the price at which such repurchase is to be made, if the right to cause repurchase is exercised and (v) a description of the procedure that such holder must follow to exercise a right to cause repurchase and whether or not the corporation presently intends to deliver shares of its Common Stock in payment therefor. No failure of the corporation to give the foregoing notice shall limit any such holder's right to exercise a repurchase right.

         To exercise the repurchase right, on or before the 30th day after the mailing of the Repurchase Right Notice, holders of shares of this Series must deliver written notice to the corporation (or an agent designated by the corporation for such purposes) of the holder's exercise of such right, together with the certificate for such shares with respect to which the right is being exercised, duly endorsed for transfer. Such written notice shall be irrevocable except with respect to conversions permitted prior to the Repurchase Date.

         If the Repurchase Date is between a regular record date for the payment of dividends and the next succeeding Dividend Payment Date, any shares to be repurchased must be accompanied by payment of an amount equal to the dividends, payable on such succeeding Dividend Payment Date on the amount to be repurchased, and dividends will be paid on such next succeeding Dividend Payment Date to the registered holder of such stock on the immediately preceding record date. Shares of this Series repurchased on a Dividend Payment Date need not be accompanied by any payment, and the dividends on shares being repurchased will be paid on such Dividend Payment Date to the registered holder of such Shares on the corresponding record date.

         The corporation shall have ten (10) days from receipt of such exercise to notify the holder whether the Company will redeem the shares and/or deliver shares of Common Stock in satisfaction of its obligations hereunder.

         II. The preference, dividend, voting, conversion and other rights of the 5% Preferred Stock shall be as set forth in the Certificate of the Powers, Designation, Preferences, Rights and Limitations of 5% Cumulative Convertible Preferred Stock of General DataComm Industries, Inc. filed with the Secretary of State of the State of Delaware on July 31, 2000.

    Provisions for the management of the business and for the conduct of the affairs of this corporation and provisions creating, defining, limiting and regulating the powers of this corporation, the directors and the stockholders are as follows:

Subject to the provisions of Sections (B) and (C) of this Article SEVENTH, until such time as all obligations under the Ableco Loan Agreement and Debentures (each as hereinafter defined) are paid in full, the board of directors of the corporation shall consist of not less than three (3) nor more than thirteen (13) members as may be fixed from time to time by the Board of Directors then serving; provided, however, that the number of directors may be increased or reduced to the extent necessary to allow for the election or removal of the Ableco Directors and Trustee Director(s) in Sections (B) and (C) of this Article SEVENTH. To the extent the provisions of Sections (B) and (C) of this Article SEVENTH would require the election of more than thirteen (13) directors, then that number of directors elected by the holders of the Common Stock and Class B Stock as are necessary to allow for the number of directors required to be elected in accordance with Sections (B) and (C) of this Article SEVENTH shall be deemed to be removed as directors by the holders of the Common Stock and Class B Stock.

Until such time as all obligations of the corporation under that certain Loan and Security Agreement by and among the corporation and each subsidiary of the corporation, as borrowers, the financial institutions named therein, as the lenders, and Ableco Finance, LLC, as agent, dated effective as of August 20,2002 (the "Ableco Loan Agreement"), are paid in full and such agreement is terminated, Ableco Finance, LLC, a Delaware limited liability ("Ableco"), acting as agent under the Ableco Loan Agreement, shall have the right to elect three
(3) directors of the corporation (the "Ableco Directors") at any meeting of the stockholders or by written consent. Ableco, acting as agent under the Ableco Loan Agreement, shall have the exclusive right to remove any Ableco Director. In the event of the death, resignation or removal of one or more of the Ableco Directors, Ableco, acting as agent under the Ableco Loan Agreement, shall have the exclusive right to appoint a successor to fill the vacancy created by such death, resignation or removal of an Ableco Director. Ableco's right to elect the Ableco Directors shall cease immediately upon the payment in full of all obligations under the Ableco Loan Agreement and, at such time, the Ableco Directors shall be deemed to have been removed as directors of the corporation by Ableco; provided, however, such right shall be subject to restoration in the event that any such payment of the obligations under the Ableco Loan Agreement is avoided or must otherwise be disgorged or repaid, whether pursuant to the bankruptcy or insolvency of the corporation or otherwise. The provisions of Section (A) and this Section (B) shall not be altered, amended or rescinded until such time as all obligations under the Ableco Loan Agreement are paid in full. During such time as Ableco has the right to elect directors, pursuant to
Section 221 of the Delaware General Corporation Law, 8 Del. C. ss. 221, Ableco shall have the rights of a stockholder entitled to designate or appoint directors with respect to the Ableco Directors.

Until such time as all obligations to the holders of the corporation's 10% Adjustable Senior Subordinated Debentures due 2008 (the "Debentures") are paid in full to the holders of the Debentures, HSBC Bank USA, a New York banking corporation ("Indenture Trustee"), in its capacity as trustee for and on behalf of the holders of the Debentures under that certain Indenture Agreement dated September 15, 2003 executed by and between the corporation and the Indenture Trustee in connection with the issuance of the Debentures (the "Indenture"), shall have the right to elect one (1) director of the corporation (the "Trustee Director") at each annual meeting of the stockholders of the corporation to elect Third Class directors of the corporation. The Indenture Trustee, acting as trustee for and on behalf of the holders of the Debentures under the Indenture, shall have the exclusive right to remove the Trustee Director. In the event of the death, resignation or removal of the Trustee Director, the Indenture Trustee, acting as trustee for and on behalf of the holders of the Debentures under the Indenture, shall have the exclusive right to appoint a successor to fill the vacancy created by such death, resignation or removal of a Trustee Director. Notwithstanding any provisions of this Amended and Restated Certificate of Incorporation to the contrary, (i) in the event that all obligations under the Ableco Loan Agreement have not been paid in full by August

5, 2006, and until such time as all such obligations under the Ableco Loan Agreement are paid in full, the Indenture Trustee, acting as trustee for and on behalf of the holders of the Debentures under the Indenture, shall have the right to elect three (3) directors of the corporation and, thereafter, any reference to "Trustee Director" in this Amended and Restated Certificate of Incorporation shall be deemed to refer to the three (3) directors so elected by the Indenture Trustee; or (ii) in the event that, after payment in full of all obligations under the Ableco Loan Agreement, the corporation shall default upon any payment due under the Debentures, which continues beyond any period of grace, the Indenture Trustee, acting as trustee for and on behalf of the holders of the Debentures under the Indenture, shall have the right to elect a majority of the directors of the corporation and, thereafter, any reference to "Trustee Director" in this Amended and Restated Certificate of Incorporation shall be deemed to refer to the number of directors so elected by the Indenture Trustee. The Indenture Trustee's right to elect the two (2) additional directors (three
(3) directors in total) shall cease immediately upon the payment in full of all obligations under the Ableco Loan Agreement and the Indenture Trustee's right to elect a single Trustee Director or such number of Trustee Directors sufficient to constitute a majority of the directors of the corporation shall cease immediately upon the payment in full of all obligations under the Debentures or the cure of any such default, as the case may be; provided, however, in each instance such right shall be subject to restoration in the event that any such payment of the Debentures is avoided or must otherwise be disgorged or repaid, whether pursuant to the bankruptcy or insolvency of the corporation or otherwise. Upon the termination of the Indenture Trustee's ability to elect any one or more Trustee Directors, the Trustee Director(s) then serving as directors shall be deemed to have been removed as director(s) of the corporation by the Indenture Trustee. The provisions of Section (A) and this Section (C) shall not be altered, amended or rescinded until such time as all obligations under the Debentures are paid in full. During such time as the Indenture Trustee, for and on behalf of the holders of the Debentures, has the right to elect directors, pursuant to Section 221 of the Delaware General Corporation Law, 8 Del. C. ss. 221, the Indenture Trustee, for and on behalf of the holders of the Debentures,
(i) shall have the rights of a stockholder entitled to designate or appoint directors with respect to the number of Trustee Directors that such Indenture Trustee is then entitled to elect; and (ii) if at any time that there are thirteen directors serving and the Indenture Trustee becomes entitled to appoint an additional director or directors, then with respect to such additional director or directors the director or directors whose seats the Indenture Trustee is authorized to fill shall be deemed to have resigned or been removed for cause and the stockholders shall be divested of the right to fill the resulting vacancy for such time as the Indenture Trustee's right to appoint such director or directors. For this purpose, the directors deemed to have resigned or been removed shall be determined with reference to the length of service as a director among those directors subject to such deemed resignation or removal such that those directors with the shortest service as a director will be deemed to have resigned or been removed; provided, however, that if a determination must be made as between or among directors with the same length of service as a director, then the determination with respect to which director or directors with equal terms of service as a director shall be deemed to have resigned or been removed shall be made by those directors elected by stockholders who are not then subject to deemed resignation or removal. Subject to the rights to elect directors of Ableco and the Indenture Trustee set forth in Sections (B) and (C), the board of directors of the corporation shall be elected by the holders of the Common Stock and Class B Stock in accordance with the voting rights afforded to the Common Stock and Class B Stock pursuant to Section (B) of Article FIFTH of this Amended and Restated Certificate of Incorporation.

Directors shall be divided into three (3) classes, each class to be determined by the directors prior to the election of a particular class, except as otherwise provided in this Section (E). Subject to the provisions of Sections
(B) and (C), in the event that at any time or from time to time the number of directors is increased, the newly created directorships resulting therefrom shall be filled by a vote of the majority of the directors in office immediately prior to such increase, and directors so elected shall serve until the term of the class to which they are assigned expires. Subject to the provisions of Sections (B) and (C), vacancies in any class of directors shall be filled by the vote of the remaining directors, and directors so elected shall serve until the term of such class expires. Upon the date of filing of this Amended and Restated Certificate of Incorporation, First Class directors shall be deemed to be elected to a term of one (1) year, Second Class directors shall be deemed to be elected to a term of two (2) years, and Third Class directors shall be deemed to be elected to a term of three (3) years, and at each subsequent annual meeting, the successors to directors whose terms shall expire that year shall be elected to a term of three (3) years. For this purpose, the director designated as the initial Trustee Director shall be a Third Class director and any additional Trustee Directors shall be Third Class directors.

The board of directors shall have the power to make, adopt, alter, amend and repeal the bylaws of this corporation without the assent or vote of the stockholders, including, without limitation, the power to fix, from time to time, the number of directors that shall constitute the whole board of directors of this corporation subject to the right of the stockholders to alter, amend and repeal the bylaws made by the board of directors.

Election of directors of this corporation need not be by written ballot unless the bylaws so provide.

The directors, in their discretion, may submit any contract or act approved by the directors for approval or ratification at any annual meeting of the stockholders or at any meeting of the stockholders called for the purpose of considering any such act or contract, and any contract or act that shall be approved or be ratified by the vote of the holders of a majority of the stock of this corporation that is represented in person or by proxy at such meeting and entitled to vote thereat (provided that a lawful quorum of stockholders be there represented in person or by proxy) shall be as valid and as binding upon this corporation and upon all the stockholders as though it had been approved or ratified by every stockholder of this corporation, whether or not the contract or act would otherwise be open to legal attack because of directors' interest, or for any other reason.

In addition to the powers and authority hereinbefore or by statute expressly conferred upon them, the board of directors of this corporation is hereby expressly empowered to exercise all such powers and to do all such acts and things as may be exercised or done by this corporation; subject, nevertheless, to the provisions of the statutes of the State of Delaware and of this Amended and Restated Certificate of Incorporation, as each may be amended, altered or changed from time to time, and to any bylaws from time to time made by the directors or stockholders; provided, however, that no bylaw so made shall invalidate any prior act of the board of directors that would have been valid if such bylaw had not been made.

Whenever this corporation shall be authorized to issue more than one class of stock, the holders of the stock of any class that is not otherwise entitled to voting power shall not be entitled to vote upon the increase or decrease in the number of authorized shares of such class. Whenever the corporation shall be authorized to issue only one class of stock, each outstanding share shall entitle the holder thereof to notice of, and the right to vote at, any meeting of stockholders. Whenever the corporation shall be authorized to issue more than one class of stock, no outstanding share of any class of stock that is denied voting power under the provisions of this Amended and Restated Certificate of Incorporation shall entitle the holder thereof to notice of, and the right to vote, at any meeting of stockholders except as the provisions of paragraph
(d)(2) of section 242 of the Delaware General Corporation Law and of sections 251, 252, and 253 of the Delaware General Corporation Law shall otherwise require; provided, that no share of any such class that is otherwise denied voting power shall entitle the holder thereof to vote upon the increase or decrease in the number of authorized shares of said class.

In addition to any other vote that may be required by statute or this Amended and Restated Certificate of Incorporation, except for the election of Ableco Directors or Trustee Director(s) that may be achieved by written consent and as otherwise provided with respect to any series of Preferred Stock, any action required or permitted to be taken by the holders of issued and outstanding stock of the corporation may be effected solely at an annual or special meeting of stockholders duly called and held in accordance with law and this Amended and Restated Certificate of Incorporation.

In addition to any other vote that may be required by statute or this Amended and Restated Certificate of Incorporation, the affirmative vote of two-thirds (2/3) of the outstanding stock entitled to vote in elections of directors (considered for this purpose as one class) shall be required for any merger or consolidation to which the corporation is a party or any sale or other disposition by the corporation of all or substantially all of its assets.

Subject to the rights of holders of a class or series of preferred stock to elect directors or to remove directors so elected and the rights of Ableco and the Indenture Trustee under Sections (B), (C) and (E) of this Article SEVENTH, a duly elected director of the corporation may be removed from such position, with or without cause, only by the affirmative vote of the holders of at least eighty percent (80%) in voting power of the outstanding capital stock of the corporation entitled to vote in the election of directors, voting as a single class, and provided that (i) the stockholders so voting have the power and authority to remove such director or directors and (ii) no other person has the right hereunder to elect the director or directors to be so removed. A special meeting of stockholders may be called by holders of shares outstanding entitled to exercise a majority of the voting power of the corporation in the election of directors, solely for the purpose of removing a director or directors. A meeting called by stockholders for the removal of a director or directors shall be called upon the request in writing to the Chairman, President or Secretary, sent by registered mail or delivered to the officer in person, by a holder or holders of shares outstanding entitled to exercise a majority of the voting power of the corporation in the election of directors. Such officer forthwith shall cause notice to be given to the stockholders entitled to vote that a meeting will be held at a time, fixed by such officer, not less than thirty (30) and not more than sixty (60) days after the receipt of the request. If the notice is not given with twenty (20) days after the date of delivery, or the date of the mailing, of the request, the person or persons calling the meeting may fix the time of meeting and give the notice in the manner provided herein. The foregoing provisions shall not be construed as limiting, fixing or affecting the time or date when a special meeting of the stockholders called by action of the Chairman, the President or the Board of Directors may be held.

    No contract or transaction between the corporation and one or more of its directors or officers, or between the corporation and any other corporation, partnership, limited liability company, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or a committee thereof that authorizes the contract or transaction, or solely because his or their votes are counted for such purposes, if:

the material facts as to such director's or officer's interest as to the contract or the transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by a vote sufficient for such purpose without counting the vote of the interested director or directors; or

The material facts as to such director's or officer's interest as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

The contract or transaction is fair as to the corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof, or the stockholders.

Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee that authorizes the contract or transaction.

    To the fullest extent permitted by the Delaware General Corporation Law, including, without limitation, as provided in ss. 102(b)(7) of the Delaware General Corporation Law, as the same exists or may hereafter be amended, a director of this corporation shall not be personally liable to this corporation or its stockholders for monetary damages for breach of fiduciary duty as a director. If the Delaware General Corporation Law is amended after approval by the stockholders of this provision to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of this corporation shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as so amended. Any repeal or modification of this Article NINTH by the stockholders of this corporation shall not adversely affect any right or protection of a director of this corporation existing at the time of such repeal or modification or with respect to events occurring prior to such time.

          The right of any person to be indemnified by the corporation shall be as follows:

Each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding") by reason of the fact that he or she is or was a director or officer of the corporation or is or was serving at the request of the corporation as a director, manager, officer, employee or agent of another corporation or of a partnership, limited liability company, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action in an official capacity as such director or officer or, additionally in the case of another corporation, as an employee or agent or in any other capacity while serving as such director, officer, employee or agent, shall be indemnified and held harmless by the corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the corporation to provide broader indemnification rights than said law permitted the corporation to provide prior to such amendment), against all expense, liability and loss (including attorneys' fees, judgments, fines, other expenses and losses, amounts paid or to be paid in settlement, and excise taxes or penalties arising under the Employee Retirement Income Security Act of 1974) reasonably incurred or suffered by such person in connection therewith, and such indemnification shall continue as to a person who has ceased to be a director, manager, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that, except as provided in Section (B) hereof, the corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the board of directors of the corporation. The right to indemnification conferred in this Article TENTH shall be a contract right and shall include the right to be paid by the corporation the expenses (including attorneys' fees) incurred in defending any such proceeding in advance of its final disposition; provided, however, that the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, shall be made only upon delivery to the corporation of an undertaking, which undertaking shall itself be sufficient without the need for further evaluation of any credit aspects of the undertaking or with respect to such advancement, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined by a final, non-appealable order of a court of competent jurisdiction that such director or officer is not entitled to be indemnified under this Article TENTH or otherwise.

If a claim under Section (A) of this Article TENTH is not paid in full by the corporation within sixty (60) days after a written claim, together with reasonable evidence as to the amount of such expenses, has been received by the corporation, except in the case of a claim for advancement of expenses (including attorneys' fees), in which case the applicable period shall be twenty
(20) days, the claimant may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall also be entitled to be paid the expense, including attorneys' fees, of prosecuting such claim. It shall be a defense to any such action, other than an action brought to enforce a claim for expenses (including attorneys' fees) incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the corporation, that the claimant has not met the standards of conduct that make it permissible under the Delaware General Corporation Law for the corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the corporation. Neither the failure of the corporation (including its board of directors or a committee thereof, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the Delaware General Corporation Law, nor an actual determination by the corporation (including its board of directors or a committee thereof, independent legal counsel, or its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct. In any suit brought by the indemnitee to enforce a right to indemnification or to an advancement of expenses hereunder, or by the corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the indemnitee is not entitled to be indemnified, or to such advancement of expenses, under this Article TENTH or otherwise shall be on the corporation.

The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Article TENTH shall not be exclusive of any other right that any person may have or hereafter acquire under any statute, provision of the certificate of incorporation, bylaw, agreement, vote of stockholders or disinterested directors or otherwise.

The corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the corporation or another corporation, partnership, limited liability company, joint venture, trust or other enterprise against any such expense, liability or loss, whether or not the corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

In the case of a claim for indemnification or advancement of expenses against the corporation under this Article TENTH arising out of acts, events or circumstances for which the claimant, who was at the relevant time serving as a director, officer, employee or agent of any other entity at the request of the corporation, may be entitled to indemnification or advancement of expenses pursuant to such other entity's certificate of incorporation or bylaws or a contractual agreement between the claimant and such entity, the claimant seeking indemnification hereunder shall first seek indemnification and advancement of expenses pursuant to any such certificate of incorporation, bylaw or agreement. To the extent that amounts to be indemnified or advanced to a claimant hereunder are paid or advanced by such other entity, the claimant's right to indemnification and advancement of expenses hereunder shall be reduced.

Subject to the limitations set forth in this Amended and Restated Certificate of
 Incorporation, this corporation reserves the right to restate this Amended and
  Restated Certificate of Incorporation and to amend, alter, change or repeal any provision contained in this Amended and Restated Certificate of Incorporation in the manner now or hereafter prescribed by law, and all rights and powers conferred herein on the stockholders, directors and officers are subject to this reserved power.

         IN WITNESS WHEREOF, this Corrected Certificate of the Amended and Restated Certificate of Incorporation has been signed by an authorized officer of this corporation on this 30th day of September 2004.


                                       GENERAL DATACOMM INDUSTRIES, INC.


                                       By: /s/ WILLIAM G. HENRY
                                           -------------------------------------
                                           Name:  William G. Henry
                                           Title: Vice President Finance and
                                                  Administration