Form 10QSB
period 2004-12-31
GENERAL DATACOMM INDUSTRIES INC
filed 2005-02-14
CIK 40518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2004
                                    -----------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from __________ to __________


                          Commission file number 1-8086
                                                 ------

                        General DataComm Industries, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                            06-0853856
--------------------------------------------------------------------------------
(State of Other Jurisdiction of                             I.R.S. employer
 Incorporation or Organization)                            Identification No.)


                      6 Rubber Avenue, Naugatuck, CT 06770
--------------------------------------------------------------------------------
                    (Address of Principal Executive Officers)


                                  203-729-0271
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90- days.

                               Yes [X]     No [ ]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes [X]     No [ ]

                       APPLICABLE ONLY TO CORPORATE ISSUER

         State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2005:

                        3,303,872 shares of Common Stock
                         664,978 shares of Class B Stock

         Transitional Small Business Disclosure Format (check one):

                               Yes [ ]     No [X]

                       GENERAL DATACOMM INDUSTRIES, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

PART I      FINANCIAL INFORMATION                                          Page
------                                                                     ----
Item 1.     Financial Statements (unaudited):

              Condensed Consolidated Balance Sheets as of
               December 31, 2004 and September 30, 2004......................3

              Condensed Consolidated Statements of Operations for
               the Three Months Ended December 31, 2004 and 2003.............4

              Condensed Consolidated Statements of Cash Flows for
               the Three Months Ended December 31, 2004 and 2003.............5

              Notes to the Condensed Consolidated Financial Statements.......6

Item 2.     Management's Discussion and Analysis or Plan of Operation.......12

Item 3.     Controls and Procedures ........................................27

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings...............................................28

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.....28

Item 3.     Defaults Upon Senior Securities.................................28

Item 4.     Submission of Matters of a Vote of Security Holders.............28

Item 5.     Other Information...............................................28

Item 6.     Exhibits........................................................28

                               PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        General DataComm Industries, Inc.
                      Condensed Consolidated Balance Sheets
                          (in thousands except shares)

                                                     December 31,  September 30,
                                                         2004          2004*
                                                     (Unaudited)
-------------------------------------------------------------------------------
Assets:
Current assets:
  Cash and cash equivalents                            $       721  $       586
  Accounts receivable, less allowance for
   doubtful accounts of $656 at December 31,
   2004 and $586 at September 30, 2004                       2,431        2,147
  Inventories                                                3,464        4,110
  Other current assets                                          90          216
-------------------------------------------------------------------------------
Total current assets                                         6,706        7,059
-------------------------------------------------------------------------------
Property, plant and equipment, net                           4,152        4,205
===============================================================================
Total Assets                                           $    10,858  $    11,264
===============================================================================

Liabilities and Stockholders' Deficit:
Current liabilities:
  Current portion of long-term debt
   ($1,600 owed to related parties)                    $    36,246  $    37,281
  Accounts payable                                           1,605        1,662
  Accrued payroll and payroll-related costs                    368          271
 Other current liabilities                                   9,621        8,783
-------------------------------------------------------------------------------
Total current liabilities                                   47,840       47,997
-------------------------------------------------------------------------------
Long-term debt, less current portion                            --           --
Other liabilities                                              960        1,301
===============================================================================
Total Liabilities                                           48,800       49,298
===============================================================================

Commitments and contingencies                                   --           --

Stockholders' deficit:
  Preferred stock, par value $1.00 per share,
   2,000,000 shares authorized, none oustanding                 --           --
  9% Preferred stock, par value $1.00 per
   share, 800,000 shares authorized,
   787,900 shares issued and outstanding
   outstanding; $27.7 million liquidation
   preference at December 31, 2004                             788           788
  Class B common stock, par value $.01 per
   share, 5,000,000 shares authorized;
   664,978 shares issued and outstanding                         7            7
  Common stock, par value $.01 per share,
   25,000,000 shares authorized;
   3,305,833 shares issued                                      33           33
  Capital in excess of par value                           198,433      198,433
  Accumulated deficit                                     (237,058)    (237,150)
  Common stock held in treasury, at cost;
   1,961 shares                                               (145)        (145)
===============================================================================
Total Stockholders' Deficit                                (37,942)     (38,034)
===============================================================================
Total Liabilities and Stockholders' Deficit                 10,858  $    11,264
===============================================================================

* Derived from the Company's audited consolidated balance sheet at September 30, 2004.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                                           Three Months Ended
                                                              December  31,
                                                        -----------------------
                                                            2004         2003
-------------------------------------------------------------------------------
Revenues                                                $    3,867   $    5,101
Cost of revenues                                             1,581        2,179
-------------------------------------------------------------------------------

Gross margin                                                 2,286        2,922

Operating expenses:

  Selling, general and administrative                        1,256        1,909
  Research and product development                             546          767
-------------------------------------------------------------------------------
                                                             1,802        2,676

Operating  income                                              484          246

Other income (expense):
  Interest expense                                            (872)        (904)
  Gain on sale of minority interest                            300           --
  Other, net                                                    41           96
-------------------------------------------------------------------------------
                                                              (531)        (808)

Loss before reorganization items and income taxes              (47)        (562)

-------------------------------------------------------------------------------

Reorganization items:
                  Claims reductions                            145           --
-------------------------------------------------------------------------------

Income (loss) before income taxes                               98         (562)

Income tax provision                                             6            5
-------------------------------------------------------------------------------

Net income (loss)                                               92         (567)

Less: dividends applicable to preferred stock                 (443)        (451)
-------------------------------------------------------------------------------

Net loss applicable to common and Class B stock         $     (351)      (1,018)
===============================================================================

Basic and diluted loss per share                        $    (0.09)  $    (0.26)
-------------------------------------------------------------------------------
Weighted average number of common and Class B
  shares outstanding, basic and diluted:                 3,968,850    3,958,541
===============================================================================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                             Three Months Ended
                                                                                                 December 31,
                                                                                         ----------------------------
                                                                                             2004            2003
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                        $         92    $       (567)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
  Depreciation and amortization                                                                    68              45
  Gain on claim reductions                                                                       (145)             --
  Changes in:
    Accounts receivable                                                                          (295)           (594)
    Inventories                                                                                   646              78
    Accounts payable                                                                              (57)            (50)
    Accrued payroll and payroll-related costs                                                      97            (175)
    Other net current liabilities                                                                 964             532
    Other net long-term assets                                                                   (196)             39
---------------------------------------------------------------------------------------------------------------------

Net cash  provided (used) by operating activities                                               1,174            (692)
=====================================================================================================================

Cash flows from investing activities:
 Acquisition of property, plant and equipment, net                                                 --             (15)
 Note receivable collections                                                                       11             111
---------------------------------------------------------------------------------------------------------------------

Net cash  provided by investing activities                                                         11              96
=====================================================================================================================

Cash flows from financing activities:
 Proceeds from notes payable to related parties                                                    --             600
 Principal payments on term obligation                                                         (1,050)         (1,054)
---------------------------------------------------------------------------------------------------------------------

Net cash used by financing activities                                                          (1,050)           (454)
=====================================================================================================================

Net increase (decrease) in cash and cash equivalents                                              135          (1,050)

Cash and cash equivalents, beginning of period                                                    586           2,438
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                 $        721    $      1.388
=====================================================================================================================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                                               $        235    $        257
  Income taxes                                                                           $          3    $         16
  Reorganization items                                                                   $         17    $        253
=====================================================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        GENERAL DATACOMM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Presentation and Liquidity

         The accompanying unaudited interim condensed consolidated financial statements of General DataComm Industries, Inc. (the "Company" or "GDC") have been prepared on a going concern basis, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results which may be achieved for the entire fiscal year ending September 30, 2005. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004 as filed with the Securities and Exchange Commission.

On November 2, 2001, General DataComm Industries, Inc. and its domestic subsidiaries ("the Debtors") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company continued in possession of its properties and the management of its business as debtors in possession.

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

The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of accrued professional fees (approximately $1 million at December 31, 2004) and monthly payments of principal and interest (currently such monthly principal and interest totals approximately $340,000) under its senior loan agreement. In fiscal 2004 the Company borrowed $1.6 million from related parties in order to meet its current payment obligations (see Note 4). Furthermore, the Company has significant future outstanding obligations as shown in the accompanying condensed consolidated balance sheet at December 31, 2004. In order to meet these and other future payments the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

The Company's failure to make required payments under the new loan agreement would constitute an event of default. In addition, the Company is required to maintain a minimum level of EBITDA (earnings before interest, taxes depreciation and amortization) each quarter to avoid an event of default (see Note 4) and was required to obtain a waiver in fiscal 2004 in order to avoid an event of default. The Company's quarterly operating results are subject to fluctuation due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. Such factors include (but are not limited to): dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products. The Company did not meet the EBITDA financial covenant for the period ended September 30, 2004 and received a waiver for such period. While the Company's calculations for the period ended December 31, 2004 show that the Company was in compliance with the financial covenant, future compliance will require improved earnings. There can be no assurance that the Company will be able to avoid an event of default on the loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($12.8 million at December 31, 2004) and exercise their security interests, which likely would require the Company to again file for bankruptcy protection. An acceleration by the senior secured lenders would also result in a default and acceleration by the debentures holders ($21.9 million of principal outstanding at December 31, 2004). Based on the covenant violation for the quarter ended September 30, 2004 and the uncertainty that the Company can comply with the EBITDA covenant during the quarterly periods during fiscal 2005, the Company's long-term debt has been classified as current liabilities in the accompanying consolidated balance sheets at both December 31 and September 30, 2004.

At December 31, 2004, the Company had a stockholders' deficit of approximately $37.9 million. In addition, the Company's principal source of liquidity includes cash and cash equivalents of approximately $0.7 million and it had a working capital deficit of approximately $41.1 million. The large negative working capital reflects the classification of all long-term secured debt as current liabilities.

Because operating results can fluctuate significantly due to decreases in customer demand or decreases in the acceptance of future products, the Company, during fiscal 2004, has not been, and may not be in the future able to generate positive cash flow from operations. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company.

The potential liquidity and cash flow risks described above raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's fiscal 2004 financial statements.

Management has responded to such risks as part of an ongoing strategy, by restructuring the sales force, increasing factory shutdown time, containing expenses, reducing employee salaries and wages and reducing the size of the employee workforce. In addition, in fiscal 2004 the Company obtained $1.6 million from loans from related parties primarily for replacement of senior indebtedness being repaid with the proceeds. (see Note 4). The Company also is actively marketing for sale or lease its headquarters land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.


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

Note 2 - Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common and Class B shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period. In computing diluted earnings per share, the average price of the Company's common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued. The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three months ended December 31, 2004 and 2003 (in thousands, except shares and per share data):

                                                               Three Months
                                                             Ended December 31,
                                                        --------------------------
                                                           2004           2003
----------------------------------------------------------------------------------
Net income (loss)                                       $        92    $      (567)
   Less:  dividends applicable to preferred stock              (443)          (451)
----------------------------------------------------------------------------------
Net loss applicable to common and Class B stock         $      (351)   $    (1,018)
==================================================================================

Weighted average number of common and Class B
   shares outstanding, basic and diluted:                 3,968,850      3,958,541
----------------------------------------------------------------------------------

Basic and diluted (loss) per common and Class B share   $     (0.09)   $     (0.26)

==================================================================================
Number of  shares subject to option excluded
   from computation of diluted earnings per
   share because their effect is anti-dilutive              276,500        283,210
==================================================================================

Other outstanding securities not included in the computation of earnings (loss) per share include convertible notes payable and warrants issued to related parties and convertible preferred stock, the impact of which is dilutive on reported loss per share, and contingent warrants granted to secured lenders which are issuable only in the event of a default or of certain payment terms not being met and the impact of which is also dilutive to reported loss per share (for further discussion of these items, see Notes 7, 9 and 12 in Item 8 of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004 as filed with the Securities and Exchange Commission and Note 4 below).

3.  Inventories

Inventories consist of  (in thousands):

                                                        December 31,   September 30,
                                                            2004            2004
----------------------------------------------------------------------------------
Raw materials                                           $       903    $     1,124
Work-in-process                                               1,328          1,323
Finished goods                                                1,233          1,665
----------------------------------------------------------------------------------
                                                        $     3,464    $     4,110
==================================================================================

Inventories are stated at the lower of cost or market using a first-in, first out method. Reserves in the amount of $2,517,000 and $2,563,000 were recorded at December 31, 2004 and September 30, 2004, respectively, for excess and obsolete inventories.

4.  Long-Term Debt

Long-term debt consists of (in thousands):
                                                 December 31,   September 30,
                                                     2004           2004
---------------------------------------------------------------------------
Term Obligation                                  $    10,348    $    11,398
PIK Obligation                                         2,500          2,500
Notes Payable to Related Parties, net of debt
 discount of $106 at December 31, 2004 and
 $121 at September 30, 2004                            1,494          1,479
Debentures                                            21,904         21,904
---------------------------------------------------------------------------
                                                      36,246         37,281
Less current portion                                  36,246         37,281
---------------------------------------------------------------------------
                                                 $         0    $         0
---------------------------------------------------------------------------

For the quarter ended September 30, 2004, the Company would have been in default of the financial covenant in its loan agreement with its senior secured lenders had it not obtained a waiver. Since the waiver does not extend to future financial covenant calculations, which are performed quarterly, the senior secured debt (the Term Obligation and PIK Obligation) and the Debentures and notes payable to related parties which contain cross default provisions are classified as current liabilities on the accompanying balance sheets at December 31 and September 30, 2004 (see Note 1). Interest on the PIK Obligation and Debentures is not required to be paid currently. Such accrued interest amounted to $3,279,000 and $2,692,000, at December 31 and September 30, 2004,
respectively, and is classified as a current liability along with the corresponding debt.

Long-term debt matures in amounts totaling $3,926,000 in fiscal 2005, $4,163,000 in fiscal 2006, $3,348,000 in fiscal 2007, and $24,809,000 in fiscal 2008, assuming that there is no acceleration in the future due to an event of default.

In conjunction with the issuance of a note payable to a related party on September 30, 2004, the Company issued a warrant, the value of which was recorded as debt discount. See "Notes Payable to Related Parties" below.

Term Obligation, PIK Obligation and Debentures

Under the terms of the loan and security agreement which became effective September 15, 2003, minimum principal payments under the Term Obligation are $250,000 per month, and were adjusted to $287,444 beginning January 1, 2005 to amortize the remaining principal balance over 36 months. Interest is payable monthly at the annual rate of 7.25% through December 31, 2003, and thereafter at the greater of (i) 7.25% and (ii) the prime rate plus 2.5% (the prime rate was 5.25% on December 31, 2004). In addition, proceeds from the potential sales of non-core assets and certain other proceeds must be used to reduce the term obligation.

The Company also entered into a loan in the original principal amount of $5 million, subject to adjustment, due December 31, 2007 (the "PIK Obligation"). Interest accrues at the same rates as the Term Obligation. Principal in the amount of $2.5 million and accrued interest thereon were forgiven under terms of the Agreement which expired on December 31, 2004. The amount owing under the PIK obligation, if any, may be adjusted by the Bankruptcy Court.

Debentures with principal and interest due in fiscal 2008 were or will be issued to unsecured creditors as part of the Company's Plan of Reorganization.

For further details of the loan and security agreement and a description of the Term Obligation, PIK Obligation and Debentures, see Note 4, "Reorganization Plan and Emergence from Chapter 11" included in Item 8 of the Company's annual report on Form 10-K for the year ended September 30, 2004 as filed with the Securities and Exchange Commission.

Notes Payable to Related Parties

Pursuant to authorization by the Board of Directors and amendments to the loan agreement with the Company's senior lenders, the Company has borrowed an aggregate of $1,600,000 in a series of loans during the period December 30, 2003 through September 30, 2004 from Howard S. Modlin, Chairman of the Board, who has loaned an aggregate of $1,050,000 and John L. Segall, a Director, who has loaned an aggregate of $550,000. The loans were made primarily for replacement of senior indebtedness being repaid with the proceeds. The loans are each for two years and bear interest accruing from the date of issue, at the rate of 10% per annum, payable monthly commencing three full months after the date of the loan. The notes are secured by all of the assets of the Company subordinate to the first lien of the Company's senior lenders who hold the Term and PIK obligations, and are convertible into common stock at the option of the holder. The conversion price of the notes was in excess of the quoted market price of the Company's common stock on the dates the loans were made. The first such loans aggregate $600,000 and were made on December 30, 2003 with a conversion price of $2.12 per share, and were made equally by Messrs. Modlin and Segall, or $300,000 each. The second such loans aggregated $250,000 and were made on March 1, 2004 with a conversion price of $.8625 per share and were made equally by them, or $125,000 each. The third such loans were made on March 31, 2004 with a conversion price of $.5625 per share and were made equally by them, or $125,000 each. The fourth such loan was made on June 30, 2004 by Mr. Modlin for $250,000 and is convertible at $.42 per share. The fifth such loan was made on September 30, 2004 by Mr. Modlin for $250,000 with half due on September 30, 2005 and the balance due on September 30, 2006, and, in connection with the loan, the Company issued to Mr. Modlin a five year warrant to purchase 761,614 shares of common stock for $.32825 per share. Any shares issued on conversion or exercise of the warrant will not be registered and must be held for investment without a view to distribution. The conversion prices of the notes were in excess of the quoted market price of the Company's common stock on the dates the loans were made. The warrant was valued at $121,000 utilizing the Black-Scholes method and resulted in the related loan being recorded at a corresponding discount.

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

Proforma results, representative of financial results which would have been reported by the Company if it had adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, are summarized below (amounts in thousands, except per share data):

                                            Three Months Ended December 31,
                                            -------------------------------
                                               2004                2003
---------------------------------------------------------------------------
Net income (loss), as reported              $        92         $      (567)
Deduct:  total stock-based
 employee compensation
 expense determined underfair
 value based method for all awards                   (9)                (18)
---------------------------------------------------------------------------
Proforma net income (loss)                           83                (585)
Dividends applicable to preferred stock            (443)               (451)
---------------------------------------------------------------------------
Proforma net income (loss)
 applicable to common and
 Class B stock                              $      (360)        $    (1,036)
===========================================================================
Proforma  earnings (loss) per
 share (basic and diluted)                  $     (0.09)        $     (0.26)
===========================================================================

The Black-Scholes method was used to compute the proforma amounts presented above. No material stock options or other stock-based employee compensation awards were granted to employees in the three month periods ended December 31, 2004 and 2003.

Note 6.  Gain on Sale of Minority Interest.

On November 30, 2004, the Corporation sold its 25% minority interest in Grupo GDC de Mexico, S.A. de C.V., for $300,000. The proceeds were applied to the Company's outstanding loans with its senior lenders. In addition, the Company entered into a twelve-month trademark license agreement with the former Mexican subsidiary for an aggregate license fee of $150,000, to be amortized in equal monthly installments.

Note 7. Subsequent Events

On January 26, 2005, the Board of Directors adopted a new 2005 Stock and Bonus Plan ("Plan") covering 1,200,000 shares of Common Stock, and the Stock Option Committee authorized certain options pursuant to the new Plan. The Plan is similar to the 2003 Stock and Bonus Plan. No shares of Class B are authorized under the Plan.

Pursuant to the Plan, the Committee granted to Howard S. Modlin, Chief Executive Officer, a stock option to purchase 551,121 shares at $.61 per share and granted to each of Lee Paschall, Aletta Richards and John L. Segall, Directors, stock options to purchase 30,000 shares at $.55 per share, of the Corporation's Common Stock. The Committee also granted an aggregate of 212,050 options to 75 employees to purchase the Corporation's Common stock at an option price of $.55 per share, including 30,000 options to each of George Best, Vice President, Sales and Marketing, William G. Henry, Vice President, Finance and Administration and Principal Finance Officer, and George Gray, Vice President, Operations and Chief Technology Officer. The options vest in increments of 20% one, two, three, four and five years after grant and expire ten years after grant. The shares issuable under such options are not registered under the Securities Act of 1933 and must be held for investment unless so registered or an exemption from registration exists. The Corporation plans to register the shares before the first options are exercisable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Notice Concerning Forward-Looking Statements

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2004 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE HEADING "RISK FACTORS" BELOW. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS OR REASONS WHY ACTUAL RESULTS MAY DIFFER.

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

Between June and August 2001, three of the Company's four operating divisions representing a significant portion of the assets of the Company, including BSD, were sold. However, due to the impact of a general economic downturn and a decline in the telecommunication industry in particular, the Company did not realize sufficient proceeds from the sales to satisfy its secured debtors. Revenues of divisions sold constituted 59% of consolidated revenue in fiscal 2001. By the end of fiscal 2001 the number of employees declined to 210 employees from 1,019 at the beginning of the year. Further cost-saving reductions were subsequently implemented which reduced headcount to 76 employees at December 31, 2004.

On November 2, 2001 General DataComm Industries, Inc. and its domestic subsidiaries filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company continued in possession of its properties and the management of its business as debtors in possession pursuant to the Bankruptcy Code.

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


RESULTS OF OPERATIONS

Revenues

                                          Three Months Ended December 31,
                                          -------------------------------
         (in thousands)                      2004                  2003
                                          ---------             ---------
         Revenues                         $   3,867             $   5,101

Revenues for the three months ended December 31, 2004 decreased 24% to $3,867,000 from $5,101,000 reported for the three months ended December 31, 2003. This decrease is attributable to lower unit sales to large telecommunication carrier channel distributors, which primarily affected sales to Thomas Technologies and Sunbelt Telecommunications, offset by an increase in sales to Qwest Communications. However, net sales increased 50% sequentially from the quarter ended September 30, 2004 and reflects an increase in sales of the Company's newer IP products to carriers.

A decline in demand for the Company's products began in fiscal 2001 due to economic and industry-wide factors affecting the telecommunications industry, including financial constraints affecting customers and over-capacity in our customers' markets. The Company anticipates that the current reduced capital spending levels by its customers will continue to affect sales until there is an overall recovery in the telecommunications market, which, although there is some evidence of improvement, may not change significantly in 2005. Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Margin

                                          Three Months Ended December 31,
                                          -------------------------------
         (in thousands)                      2004                  2003
                                          ---------             ---------

         Gross margin                     $   2,286             $   2,922
         Percentage of revenues                59.1%                 57.3%

Gross margin, as a percentage of sales, in the three months ended December 31, 2004 was 59.1% as compared to 57.3% in the three months ended December 31, 2003. The 1.8% increase in gross profit margin in the three months ended December 31,

2004 was attributable to the sale of older inventories that had previously been written off based on the Company's accounting policy on determining obsolescence, which added 4.4%, offset in part by plant cost inefficiencies associated with lower sales volumes and other effects amounting to a reduction of 2.6%.

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

Selling, General and Administrative

                                                 Three Months Ended December 31,
                                                 -------------------------------
         (in thousands)                             2004                 2003
                                                 ---------            ---------
         Selling, general and administrative     $   1,256            $   1,909
         Percentage of revenues                       32.5%                37.4%

The Company's selling, general and administrative ("SG&A") expenses decreased to $1,256,000, or 32.5% of sales in the three months ended December 31, 2004 from $1,909,000, or 37.4% of sales in the three months ended December 31, 2003. The reduction in spending in the quarter of $653,000, or 34%, was due to lower payroll and payroll-related costs ($420,000) resulting from a reduced number of employees, Company mandated salary and work week reductions and lower sales commissions due to lower sales levels; lower post-bankruptcy liability insurance costs ($55,000); reduced sales force travel expenses ($91,000); and other reductions in operating expenses due to cost reduction efforts ($87,000).

Research and Product Development

                                                 Three Months Ended December 31,
                                                 -------------------------------
         (in thousands)                             2004                 2003
                                                 ---------            ---------

         Research and product development        $     546            $     767
         Percentage of revenues                       14.1%                15.0%

Research and product development ("R&D") expenses decreased to $546,000 in the three months ended December 31, 2004 as compared to $767,000 in the three months ended December 31, 2003, due to lower labor costs resulting from a 20% salary reduction and a reduced number of engineers.

Other Income (Expense)

Interest expense decreased to $872,000 in the three months ended December 31, 2004 from $904,000 in the three months ended December 31, 2003, due to principal payments made on the Company's term obligation offset by higher interest rates on notes payable to related parties and higher variable interest on the term obligation.

Additional items included in other income (expense) for the three months ended December 31, 2004 and 2003 totaled $341,000 and $96,000, respectively. The 2004 quarterly amount includes $300,000 profit on sale of a 25% minority interest in a Mexican company (see Note 6). The 2003 quarterly amounts included $70,000 in income from the sale of excess furniture and equipment.

Reorganization Items

Reorganization items in the three months ended December 31, 2004 include $145,000 in reduced claims from unsecured creditors in the Company's bankruptcy case due to challenges raised by the Company.

Provision for Income Taxes

No federal income tax provisions or tax benefits were provided in the three months ended December 31, 2004 and 2003 due to the valuation allowance provided against the net change in deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years. The Company has federal tax credit and net operating loss carryforwards of approximately $12.0 million and $206.1 million, respectively, as of September 30, 2004. Income tax provisions for the three months ended December 31, 2004 and 2003 reflect minimum state taxes.

Liquidity and Capital Resources
                                               December 31,       September 30,
         (in thousands)                            2004               2004
                                                 --------          --------
         Cash and cash equivalents               $    721          $    586
         Working capital (deficit)                (41,134)          (40,938)
         Total assets                              10,858            11,264
         Long-term debt, including current
          portion                                  36,246            37,281
         Total liabilities (excluding
          redeemable preferred stock)              48,800            49,298


                                               Three Months Ended December 31,
                                               -------------------------------

                                                   2004               2004
                                                 --------          --------
         Net cash provided (used) by:
           Operating activities                     1,174              (692)
           Investing activities                        11                96
           Financing activities                    (1,050)             (454)

Note: Significant risk factors exist due to the Company's limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See "Risk Factors" below for further discussion.

Cash Flows

Net cash provided by operating activities totaled $1,174,000 in the three months ended December 31, 2004 compared to net cash used in operating activities of $692,000 in the three months ended December 31, 2003. The net income in the 2004 quarter was $92,000. Non-cash items included in this net income were expenses for depreciation of $68,000 and gains on claim reductions of $145,000. An increase in accounts receivable due to a 50% increase in sales from the September 2004 quarter resulted in a use of cash of $295,000. Inventories were lower by $646,000 as the Company was able to achieve shipments of on-hand inventories to satisfy customer orders and generate a source of cash through reduced purchasing. Unpaid interest which accrued on the Company's debt increased $632,000. Other sources of cash totaled a net amount of $76,000.

The net loss in the 2003 quarter was $567,000. In addition to the net loss, other items contributing to the $692,000 of net cash used in operating activities were an increase in accounts receivable of $594,000 and a reduction in accrued payroll and payroll related costs of $175,000 and other net uses of $3,000, offset by an increase in accrued interest of $647,000.

Cash provided by investing activities was $11,000 from collection of a note receivable in the quarter ended December 31, 2004, compared to cash provided of $96,000, from collection of a note receivable of $111,000 offset by acquisition of equipment of $15,000, in the quarter ended December 31, 2003.

Cash used by financing activities of $1,050,000 for the quarter ended December 31, 2004 represented principal payments on the Company's term obligation. Net cash used by financing activities for the quarter ended December 31, 2003 represented principal payments of $1,054,000 on the Company's term obligation offset by proceeds of $600,000 received from notes payable to related parties.

Liquidity

The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of professional fees and monthly payments of principal and interest (currently such principal and interest totals approximately $340,000 each month) under its senior loan agreement. Furthermore, the Company has significant outstanding obligations to pay total long-term debt of approximately $48.8 million, along with interest thereon.

The Company's failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Note 4 to Notes to Financial Statements included in Item 2 to this Form 10-QSB"). Although the Company was not in default of the financial covenant as of September 30, 2004, it was necessary for the Company to obtain a waiver of compliance with such covenant in order to avoid a default as the Company did not meet the financial covenant requirement.

Since emerging from bankruptcy, the Company has incurred a loss before reorganization items and income taxes in excess of $3,000,000. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described below "Risk Factors". There can be no assurance that the Company will be able to avoid a default on the senior loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($12.8 million at December 31, 2004) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection.

The Company emerged from Chapter 11 bankruptcy on September 15, 2003. Under the plan of emergence, the Company plans to pay all creditors 100% of their allowed claims based upon a five year business plan. The ability to meet the objectives of this business plan is directly affected by the factors described below in the "Risk Factors" section. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet its business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. Since the Company has virtually no current ability to borrow additional funds, it cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

Since filing for Chapter 11 bankruptcy protection on November 2, 2001, operations have been funded primarily through cash generated from operations and loans from related parties. Proceeds realized from sales and liquidations of non-core assets were required to be used to pay down the secured debt.

At December 31, 2004 the Company's principal source of liquidity included cash and cash equivalents of $721,000 compared to $586,000 at September 30, 2004. At December 31, 2004, the Company's working capital was a deficit of approximately $41.1 million, compared to a deficit of approximately $40.9 million at September 30, 2004. Negative working capital reflects the classification of all long-term secured debt as a current liability as a result of non-compliance with a financial covenant. See Note 4, the section on "Loan Agreement" of Notes to Condensed Consolidated Financial Statements included in Item 2 in this Form 10-QSB.

The Company has significant unpaid professional fees (approximately $1.0 million) at December 31, 2004 that are expected to be paid in fiscal 2005. In order to meet these and other future payments, the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

As a result of the potential liquidity and cash flow risks described above, the Company's independent auditors expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's fiscal 2004 financial statements.

Management has responded to such risks as part of an ongoing strategy by restructuring its sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, in fiscal 2004 the Company obtained $1.6 million from loans from related parties to be used for working capital and general purposes (see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 2 of this Form 10-QSB). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

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

At December 31, 2004 and September 30, 2004, real estate represents the only significant remaining long-lived asset that has not been fully written down for impairment.

Inventories. The Company values inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Agreements with certain customers provide for return rights. The Company is able to reasonably estimate these returns and they are accrued for at the time of shipment. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on product demand for the preceding twelve months. Historical product demand may prove to be an inaccurate indicator of future demand in which case the Company may increase or decrease the provision required for excess and obsolete inventory in future periods. The Company has possession of inventory, from a former division that was sold in 2001, which has been written off for financial reporting purposes. If the Company is able to sell inventory in the future that has been previously written down or off, such sales will result in higher than normal gross margin.

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

FASB Statement 123 (Revision 2004), "Share-Based Payment," was issued in December 2004 and is effective for reporting periods beginning after December 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, `Accounting for Stock Issued to Employees." Additionally, the Company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Company plans to adopt the new statement in its financial statements for the quarter and year ending September 2005.

RISK FACTORS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THIS HEADING.

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

         Limited Financial Resources and Risk of Default. The Company has virtually no current ability to borrow additional funds. It must, therefore, substantially fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of professional fees and monthly payments of principal and interest (currently such principal and interest totals approximately $340,000 per month) under its new loan agreement. Furthermore, the Company has significant outstanding obligations and commitments approximating $49.6 million (see Item 7 of the Company's Annual Report on Form 10-K for the year ended September 30, 2004 as filed with the Securities and Exchange Commission, in the section on "Liquidity" for additional discussion of this Risk Factor and the Company's contractual cash obligations as of September 30, 2004).

The Company's failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Notes 1 and 4 to Notes to Financial Statements included in Item 8 of the Company's annual report on Form 10-K). Although the Company was not in default of the financial covenant as of September 30, 2004, it was necessary to obtain a waiver of compliance with such covenant in order to avoid a default as the Company did not meet the financial covenant requirement.

In fiscal 2004, which period covers most results since emerging from bankruptcy, the Company incurred operating losses of $175,000 and a loss before reorganization items and income taxes of $3,491,000. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described in the "Risk Factors" section.

There can be no assurance that the Company will be able to avoid a default on the new loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($12.8 million at December 31, 2004) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection. In addition, at December 31, 2004, the Company's new loan agreement provides the lenders with warrants to (i) purchase up to 51% (currently 35%) of the Company's common stock at $.01 per share in the event of default, currently 35% based on repayment of debt and (ii) purchase 10% of the Company's Common stock if the debt owing to them is not fully paid by December 31, 2004. Such debt was not fully paid by December 31, 2004. Both such warrants and any common stock issued thereunder will be cancelled if the lender's outstanding debt is fully paid by December 31, 2007.

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

Furthermore, the communications industry is characterized by the need to design products that meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delays due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products, or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays in developing and introducing such new products or enhancements. See "Dependence on Legacy and Recently Introduced Products and New Product Development".

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

ITEM 3.  CONTROLS AND PROCEDURES

For the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective to ensure the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000. Such dividend arrearages total $7,977,487.50 as of December 31, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Reference is made to Note 7. Subsequent Events for description of new 2005 Stock and Bonus Plan.

ITEM 6.  EXHIBITS

(a)      Exhibits Index:

Exhibit Number    Description of Exhibit
--------------    ----------------------

10.1              2005 Stock and Bonus Plan

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


                                    GENERAL DATACOMM INDUSTRIES INC.


February 14, 2005                   /s/ WILLIAM G. HENRY
                                    --------------------------------------------
                                    William G. Henry
                                    Vice President, Finance and Administration
                                    Chief Financial Officer