Form 10-K/A
period 2004-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 2005-02-24
CIK 40518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                Amendment No. 1


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

                  (ISSUER'S INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                 YES [X] NO [ ]

The aggregate market value of the registrant's voting common and Class B stock held by non-affiliates of the registrant as of March 31, 2004 was $1,483,683 based on a closing sale price of such shares as quoted on the Pink Sheets on March 31, 2004. Shares of the registrant's voting common stock held by each executive officer and director have been excluded in that such person or persons may be deemed to be affiliates.

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

Documents Incorporated By Reference: None
-----------------------------------

                        GENERAL DATACOMM INDUSTRIES, INC.
                     INDEX TO FORM 10-K/A - AMENDMENT NO. 1


Part IV
-------
                                                                            Page
                                                                            ----

       Item 15. Exhibits and Financial Statement Schedules....................4






Explanatory Note:

         This Form 10-K/A Amendment is being filed to correct Exhibit footnote references on page 72 of Form 10-K for the year ended September 30, 2004.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(a)   (1)  Financial Statements - The financial statements (including the Notes thereto) listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (set forth in Item 8 of Part II of Form 10-K for the year ended September 30, 2004) are filed within the Annual Report on Form 10-K for the year ended September 30, 2004.

      (2) Financial Statements Schedule - The Financial Statement Schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (set forth in Item 8 of Part II of Form 10-K for the year ended September 30, 2004) is filed as part of the Annual Report on Form 10-K for the year ended September 30, 2004.

      (3)  Exhibits

Exhibit No.                     Description
-----------                     -----------

  3.1 Corrected Certificate of Amended and Restated Certificate of Incorporation of the Corporation

  3.2         Amended By-Laws of the Corporation(1)

  4.1 Certificate of the Powers, Designation, Preferences, Rights and Limitations of 9% Cumulative Convertible Exchangeable Preferred Stock(2)

  4.2 Indenture dated May 1, 1997 covering presently unissued 9% Convertible Subordinated Debentures due 2006(3)

  4.3 Supplemental indenture, dated September 26, 1997, which amends the May 1, 1997 Indenture covering presently unissued 9% Convertible Subordinated Debentures due 2006(4)

  4.4 Indenture dated September 15, 2003 covering issued 10% Adjustable Senior Subordinated Debentures due 2007(5)

  4.5         Form of Warrant issued with 5% Cumulative Convertible Preferred
              Stock(6)

  4.6         Common Stock Purchase Warrant W-1 issued to Secured Lenders(7)

  4.7         Common Stock Purchase Warrant W-2 issued to Secured Lenders(8)

  4.8         Promissory Notes in the amounts of $300,000, $125,000, $125,000,
              $250,000 and $250,000, issued to Howard S. Modlin(9)

  4.9 Promissory Notes in the amounts of $300,000, $125,000 and $125,000 issued to John L. Segall(10)

  4.10        Warrant issued to Howard S. Modlin(11)

  10.1        2003 Stock and Bonus Plan(12)

  10.2        Form of Stock Option Under 2003 Stock and Bonus Plan(13)

  10.3        Form of Conditional Grant Under 2003 Stock and Bonus Plan(14)

  10.4        Additional Senior Security Agreement(15)

  10.5        1985 Stock Option Plan(16)

  10.6        1991 Stock Option Plan(17)

  10.7        1998 Stock Option Plan(18)

  10.8        Non-Statutory Stock Option Agreement Form - employee(18)

  10.9        Non-Statutory Stock Option Agreement Form - non-employee(18)

  10.10 Retirement Savings and Deferred Profit Sharing Plan, and related amendments(19)

  10.11 Loan and Security Agreement dated as of August 20, 2002 between General DataComm Industries, Inc., et al., and Ableco Finance, LLC(20)

  10.12       Registration Rights Agreement for 5% Preferred Stock(21)

  10.13       Subordinated Security Agreement dated September 15, 2003(22)

  14.1        Code of Conduct and Ethics(23)

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

  31.1        Rule 13a-15(e)/15d-15(e) Certification by Chief Executive Officer.

  31.2        Rule 13a-15(e)/15d-15(e) Certification by Chief Financial Officer.

  32.1        Section 1350 Certification by Chief Executive Officer.

  32.2        Section 1350 Certification by Chief Financial Officer.


      Exhibit footnotes


(1) Incorporated by reference to Exhibit 3.2 to Form 8-K/A dated September 18, 2003.
(2)   Incorporated by reference to Exhibit 4 to Form 8-K dated October 8, 1996.
(3) Incorporated by reference to Exhibit 4.1 to Form 10-Q for quarter ended September 30, 1997.
(4) Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended September 30, 1997.
(5)   Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 17,
      2003.
(6)   Incorporated by reference to Exhibit 4.2 to Form 8-K dated July 31, 2000.
(7)   Incorporated by reference to Exhibit 4.2 to Form 8-K dated September 17,
      2003.
(8)   Incorporated by reference to Exhibit 4.3 to Form 8-K dated September 17,
      2003.

(9) Incorporated by reference to Exhibit 4.1 to each of Form 8-Ks dated January 8, 2004, March 3, 2004, April 5, 2004, July 2, 2004 and October 4, 2004.
(10) Incorporated by reference to Exhibit 4.2 to each of Form 8-Ks dated January 8, 2004, March 3, 2004 and April 5, 2004.
(11)  Incorporated by reference to Exhibit 10.3 to Form 8-K dated October 4,
      2004.
(12) Incorporated by reference to Exhibit 10.2 to Form 8-K/A dated September 18, 2003.
(13) Incorporated by reference to Exhibit 10.2 to Form 10-K for year ended September 30, 2003.
(14) Incorporated by reference to Exhibit 10.3 to Form 10-K for year ended September 30, 2003.
(15) Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 8, 2004. The Fourth Amendment thereto incorporating all prior amendments is incorporated by reference to Exhibit 10.1 to Form 8-K dated October 4, 2004.
(16) Incorporated by reference from Exhibit 10a, Form S-8, Registration Statement No. 33-21027. Amendments thereto are incorporated by reference from Part II of prospectus dated August 21, 1990, contained in Form S-8, Registration Statement No. 33-36351 and as Exhibit 10.3.2 to Form 10-Q for quarter ended June 30, 1991.
(17) Incorporated by reference from Form S-8, Registration Statement No. 333-35299.
(18)  Incorporated by reference from Form S-8, Registration Statement No.
      333-52302
(19) Incorporated by reference from Form S-8, Registration Statement No. 33-37266. Amendments thereto are incorporated by reference to Exhibit
      10.16 to Form 10-Q for the quarter ended December 31, 1996.
(20) Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 17, 2003. The Fifth Amendment thereto incorporating all prior amendments is incorporated by reference to Exhibit 10.2 to Form 8-K dated October 4, 2004.
(21)  Incorporated by reference from Exhibit 10.2 to Form 8-K dated July 31,
      2000.
(22) Incorporated by reference to Exhibit 10.1 to Form 8-K/A dated September 18, 2003.
(23) Incorporated by reference to Exhibit 14.1 to Form 10-K for year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2005
                                        General DataComm Industries, Inc.


                                        By /s/ HOWARD S. MODLIN
                                           -------------------------------------
                                           Howard S. Modlin
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                        By /s/ WILLIAM G. HENRY
                                           -------------------------------------
                                           William G. Henry
                                           Vice President, Finance and
                                           Administration and
                                           Chief Financial Officer