Form 10QSB
period 2005-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 2005-05-16
CIK 40518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2005
                                       --------------

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

                               Yes [X]     No [ ]

                       APPLICABLE ONLY TO CORPORATE ISSUER

         State the number of shares outstanding of each of the issuer's classes of common equity, as of April 29, 2005:

                        3,328,872 shares of Common Stock
                         664,978 shares of Class B Stock


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        GENERAL DATACOMM INDUSTRIES, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



PART I      FINANCIAL INFORMATION                                           Page
------                                                                      ----

Item 1.     Financial Statements (unaudited):
              Condensed Consolidated Balance Sheets as of
                   March 31, 2005 and September 30, 2004.......................3
              Condensed Consolidated Statements of Operations for
                   the Three Months and Six Months Ended March 31,
                   2005 and 2004...............................................4
              Condensed Consolidated Statements of Cash Flows for
                   the Three Months and Six Months Ended March 31,
                   2005 and 2004 ..............................................5
              Notes to the Condensed Consolidated Financial Statements.........6

Item 2.     Management's Discussion and Analysis or Plan of Operation.........13

Item 3.     Controls and Procedures ..........................................30

PART II     OTHER INFORMATION
-------

Item 1.     Legal Proceedings.................................................31

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.......31

Item 3.     Defaults Upon Senior Securities...................................31

Item 4.     Submission of Matters of a Vote of Security Holders...............31

Item 5.     Other Information.................................................31

Item 6.     Exhibits..........................................................31

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        General DataComm Industries, Inc.
                      Condensed Consolidated Balance Sheets
                          (in thousands except shares)

                                                                            March 31,     September 30,
                                                                              2005            2004*
                                                                           (Unaudited)
------------------------------------------------------------------------------------------------------
Assets:
Current assets:
     Cash and cash equivalents                                            $        933    $        586
     Accounts receivable, less allowance for doubtful accounts of
      $641 at March 31, 2005 and $586 at September 30, 2004                      1,575           2,136
     Note receivable                                                             2,748              11
     Inventories                                                                 3,279           4,110
     Other current assets                                                          516             216
------------------------------------------------------------------------------------------------------
Total current assets                                                             9,051           7,059
------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                               4,112           4,205
======================================================================================================
Total Assets                                                              $     13,163    $     11,264
======================================================================================================

Liabilities and Stockholders' Deficit:
Current liabilities:
     Current portion of long-term debt ($1,600 owed to related parties)   $     35,666    $     37,281
     Accounts payable                                                            1,622           1,662
     Accrued payroll and payroll-related costs                                     371             271
     Accrued interest                                                            4,114           2,777
     Other current liabilities                                                   5,481           6,006
------------------------------------------------------------------------------------------------------
Total current liabilities                                                       47,254          47,997
------------------------------------------------------------------------------------------------------
Long-term debt, less current portion                                                --              --
Other liabilities                                                                  999           1,301
======================================================================================================
Total Liabilities                                                               48,253          49,298
======================================================================================================

Commitments and contingencies                                                       --              --

Stockholders' deficit:
   Preferred stock, par value $1.00 per share, 2,000,000 shares
      authorized, none outstanding                                                  --              --
   9% Preferred stock, par value $1.00 per share, 800,000 shares authorized, 787,900  shares issued and  outstanding; $28.1
      million liquidation preference at March 31, 2005                             788             788
   Class B common stock, par value $.01 per share, 5,000,000 shares
      authorized;  664,978 shares issued and outstanding                             7               7
   Common stock, par value $.01 per share, 25,000,000 shares authorized
      3,328,872 shares issued                                                       33              33
   Capital in excess of par value                                              198,433         198,433
   Accumulated deficit                                                        (234,206)       (237,150)
   Common stock held in treasury, at cost; 1,961 shares                           (145)           (145)
======================================================================================================
Total Stockholders' Deficit                                                    (35,090)        (38,034)
======================================================================================================
Total Liabilities and Stockholders' Deficit                               $     13,163    $     11,264
======================================================================================================

* Derived from the Company's audited consolidated balance sheet at September 30, 2004.


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)
                        (in thousands except share data)


                                                                  Three Months Ended              Six Months Ended
                                                                       March 31,                       March 31,
                                                             ----------------------------    ----------------------------

                                                                 2005            2004            2005           2004
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                     $      3,360    $      4,094    $      7,227    $      9,195
Cost of revenues                                                    1,294           1,696           2,875           3,875
-------------------------------------------------------------------------------------------------------------------------
Gross margin                                                        2,066           2,398           4,352           5,320

Operating expenses:

  Selling, general and administrative                               1,079           1,693           2,335           3,602
  Research and product development                                    534             687           1,080           1,454
-------------------------------------------------------------------------------------------------------------------------
                                                                    1,613           2,380           3,415           5,056

Operating  income                                                     453              18             937             264

Other income (expense):
  Interest expense                                                   (869)           (886)         (1,741)         (1,790)
  Gain on sale of minority interest                                    --              --             300              --
  Recovery on note receivable                                       2,748              --           2,748              --
  Other, net                                                           55              41              96             137
-------------------------------------------------------------------------------------------------------------------------
                                                                    1,934            (845)          1,403          (1,653)

Income (loss) before reorganization items and income taxes          2,387            (827)          2,340          (1,389)

-------------------------------------------------------------------------------------------------------------------------

Reorganization items:
                     Claims reductions                                101           1,330             246           1,330
-------------------------------------------------------------------------------------------------------------------------

Income (loss)  before income taxes                                  2,488             503           2,586             (59)
Income tax provision (benefit)                                       (364)              6            (358)             11
-------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                   2,852             497           2,944             (70)
Less:  dividends applicable to preferred stock                       (443)           (443)           (886)           (894)
-------------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common and Class B Stock     $      2,409    $         54    $      2,058    $       (964)
=========================================================================================================================
Earnings (Loss) Per Share:
    Basic - common stock                                     $       0.62    $       0.01    $       0.53    $      (0.24)
    Basic - Class B stock                                    $       0.56    $       0.01    $       0.47    $      (0.24)
    Diluted                                                  $       0.39    $       0.01    $       0.35    $      (0.24)

=========================================================================================================================

Weighted average number of common and Class B
      shares outstanding:
      Basic                                                     3,983,017       3,968,850       3,975,855       3,963,668
      Diluted                                                   6,263,582       4,162,687       6,016,963       3,963,668
=========================================================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                 Three Months Ended              Six Months Ended
                                                                      March 31,                       March 31,
                                                            ----------------------------    ----------------------------

                                                                2005            2004            2005           2004
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                           $      2,852    $        497    $      2,944    $        (70)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
     Depreciation and amortization                                    52              49             120              94
     Gain on claim reductions                                       (101)         (1,330)           (246)         (1,330)
     Reduction in note receivable reserve                         (2,748)             --          (2,748)             --
     Reduction in reserve for foreign income taxes                  (369)             --            (369)             --
     Changes in:
        Accounts receivable                                          856             313             561            (281)
        Inventories                                                  185              86             831             164
        Accounts payable                                             124             159              67             109
        Accrued payroll and payroll-related costs                      3            (185)            100            (360)
        Other net current liabilities                                (89)           (285)            875               1
        Other net long-term assets                                    39             643            (157)            928
------------------------------------------------------------------------------------------------------------------------

Net cash  provided (used) by operating activities                    804             (53)          1,978            (745)
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Acquisition of property, plant and equipment, net                  (12)            (14)            (12)            (29)
  Note receivable collections                                         --              --              11             111
------------------------------------------------------------------------------------------------------------------------

Net cash  provided (used) by investing activities                    (12)            (14)             (1)             82
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from notes payable to related parties                      --             500              --           1,100
  Proceeds from notes payable                                        214              --             214              --
  Principal payments on term obligation                             (794)           (823)         (1,844)         (1,877)
------------------------------------------------------------------------------------------------------------------------

Net cash used by financing activities                               (580)           (323)         (1,630)           (777)
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 212            (390)            347          (1,440)

Cash and cash equivalents, beginning of period                       721           1,388             586           2,438
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                             933    $        998    $        933    $        998
------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                               $        189    $        244    $        424    $        501
     Income and franchise taxes                             $         42    $          1    $         45    $         17
     Reorganization items                                   $         17    $        160    $        230    $        413
========================================================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        GENERAL DATACOMM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  Basis of Presentation and Liquidity

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

Leading up to its Chapter 11 Bankruptcy filing on November 2, 2001, the Company had experienced financial losses and resulting covenant defaults on its secured loans. In addition, the Company had sold three divisions comprising a significant portion of its business, in an effort to improve its debt and liquidity position. However, because of a general economic downturn and a depressed demand for high-technology products and businesses in particular, and defaults in payments by the purchasers, the Company was unable to realize a level of immediate proceeds in order to satisfy its secured lenders and provide adequate liquidity to fund continuing operations. Therefore, the Company sought protection from its creditors with its bankruptcy filing.

During the fiscal year ended September 30, 2002, and in the aftermath of the sales of its business units, the Company consolidated its remaining operations into its owned facility in Naugatuck, Connecticut and downsized its staff and operating assets to more properly reflect its reduced operating requirements.

The Company emerged from Chapter 11 effective on September 15, 2003 pursuant to a court-approved plan of reorganization. Under this plan, the Company intends to pay all creditors 100% of their allowed claims based upon a five year business plan. However, the Company cannot assure its investors that it will be able to obtain new customers or to generate the increase in revenues required to meet its business plan objectives. The Company has generally experienced declining revenues since emerging from Chapter 11.

The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of bankruptcy-related and other professional fees, delinquent property taxes and monthly payments of principal and interest (currently such monthly principal and interest totals approximately $290,000) under its senior loan agreement. In fiscal 2004 the Company borrowed $1.6 million from related parties in order to meet its current payment obligations (see Note 4). Furthermore, the Company has significant outstanding future obligations as shown in the accompanying condensed consolidated balance sheet at March 31, 2005. In order to meet these and other future payments the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

The Company's failure to make required payments under its loan agreement would constitute an event of default. In addition, the Company is required to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) each quarter to avoid an event of default (see Note 4) and was required to obtain a waiver for the period ended September 30, 2004 in order to avoid an event of default. The Company's quarterly operating results are subject to fluctuation due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. Such factors include (but are not limited to): dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products. As mentioned above, the Company did not meet the EBITDA financial covenant for the period ended September 30, 2004 and received a waiver for such period. The Company's calculations for the subsequent periods ended December 31, 2004 and March 31, 2005 show that the Company was in compliance with the financial covenant and management anticipates that the Company will remain in compliance in the June 30, 2005 quarter and beyond. However, there can be no assurance that the Company will be able to avoid an event of default on the loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($12.0 million at March 31, 2005) and exercise their security interests, which likely would require the Company to again file for bankruptcy protection. An acceleration by the senior secured lenders would also result in a default and acceleration by the debenture holders ($21.9 million of principal outstanding at March 31, 2005). Based on the covenant violation that was waived for the quarter ended September 30, 2004 and the uncertainty that the Company could comply with the EBITDA covenant in future quarterly periods over the next year, the Company's long-term debt has been classified as current liabilities in the accompanying consolidated balance sheets at both March 31, 2005 and September 30, 2004.

At March 31, 2005, the Company had a stockholders' deficit of approximately $35.1 million. In addition, the Company's principal source of liquidity includes cash and cash equivalents of approximately $0.9 million and it had a working capital deficit of approximately $38.2 million. The large negative working capital reflects the classification of all long-term secured debt as current liabilities.

Because operating results can fluctuate significantly due to decreases in customer demand or decreases in the acceptance of future products, the Company, during fiscal 2004, was not, and may not be in the future able to generate positive cash flow from operations. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company.

The potential liquidity and cash flow risks described above raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's fiscal 2004 financial statements.

Management has responded to such risks as part of an ongoing strategy, by restructuring the sales force, increasing factory shutdown time, containing expenses, reducing employee salaries and wages and reducing the size of the employee workforce. In addition, in fiscal 2004 the Company obtained $1.6 million from loans from related parties to be used primarily for replacement of senior indebtedness being repaid with the proceeds. (see Note 4). The Company also is actively marketing for sale or lease its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce senior secured debt and related interest. On May 5, 2005, the Company received $2.7 million in recovery on a note receivable and used the proceeds to pay down senior secured debt (see note 5).

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

2.   Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common and Class B shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period. In computing diluted earnings per share, the average price of the Company's common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued. The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three and six months ended March 31, 2005 and 2004 (in thousands, except shares and per share data):

Basic earnings (loss) per share:

                                                                  Three Months Ended March 31,     Six Months Ended March 31,

                                                                      2005           2004             2005            2004
                                                                  ----------------------------    ----------------------------

------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                                $      2,852    $        497    $      2,944    $        (70)
    Less:  dividends applicable to preferred stock                        (443)           (443)           (886)           (894)
------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common and Class B stock          $      2,409    $         54    $      2,058    $       (964)
------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common
and Class B shares outstanding:                                      3,983,017       3,958,850       3,975,855       3,963,668
------------------------------------------------------------------------------------------------------------------------------

 Basic earnings (loss) per common share                           $       0.62    $       0.01    $       0.53    $      (0.24)
 Basic earnings (loss per Class B share                           $       0.56    $       0.01    $       0.47    $      (0.24)
==============================================================================================================================

Diluted earnings (loss) per share:

                                                                  Three Months Ended March 31,     Six Months Ended March 31,

                                                                      2005           2004             2005            2004
                                                                  ----------------------------    ----------------------------

------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                                $      2,852    $        497    $      2,944    $        (70)

    Less:  dividends applicable to preferred stock                        (443)           (443)           (886)           (894)
    Plus:  convertible note interest                                        33              --              66              --
------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common and Class B stock          $      2,442    $         54    $      2,124    $       (964)
------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common
and Class B shares outstanding:                                      6,263,582       4,162,687       6,016,963       3,963,668
------------------------------------------------------------------------------------------------------------------------------

 Diluted earnings (loss) per common and Class B share:            $       0.39    $       0.01    $       0.35    $      (0.24)
------------------------------------------------------------------------------------------------------------------------------
Number of  shares subject to option excluded
   from computation of diluted earnings per share because their
   effect is anti-dilutive                                              81,104          87,260          81,104         281,490
==============================================================================================================================

The Company's computation of diluted earnings per share for the three and six months ended March 31, 2005 include the potential dilutive effect of 668,565 and 429,108 of stock options and warrants, respectively and the potential dilutive effect of the conversion of notes payable to related parties into 1,612,000 shares of common stock. The Company's computation of diluted earnings per share for the quarter and six months ended March 31, 2005 do not include the effect of 81,104 stock options and warrants, and the assumed conversion of preferred stock into 144,000 shares of commons stock because the effect would be anti-dilutive. Contingent warrants granted to secured lenders which are issuable only in the event of default or if certain payment terms are not met are excluded from the computation of earnings per share because the contingency defined in the loan agreement has not taken place (for further discussion of these items, see Notes 7, 9 and 12 in Item 8 of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004 as filed with the Securities and Exchange Commission and Note 4 below).

3.  Inventories

Inventories consist of  (in thousands):

                                                      March 31,    September 30,
                                                        2005           2004
   ----------------------------------------------------------------------------
   Raw materials                                    $        834   $      1,124
   Work-in-process                                         1,166          1,323
   Finished goods                                          1,279          1,663
   ----------------------------------------------------------------------------
                                                    $      3,279   $      4,110
   ============================================================================

Inventories are stated at the lower of cost or market using a first-in, first out method. Reserves in the amount of $2,553,000 and $2,563,000 were recorded at March 31, 2005 and September 30, 2004, respectively, for excess and obsolete inventories. In addition, the Company continues to hold inventories of a former division that was sold in 2001 and ascribes no value to such inventories.

4.  Long-Term Debt

Long-term debt consists of (in thousands):                                      March 31,    September 30,
                                                                                  2005          2004
   ------------------------------------------------------------------------------------------------------
   Term Obligation                                                            $      9,539   $     11,398
   PIK Obligation                                                                    2,500          2,500
   Notes Payable to Related Parties, net of debt discount of $91 at
       March 31, 2005 and $121 at September 30, 2004                                 1,509          1,479
   Debentures                                                                       21,904         21,904
   Note Payable                                                                        214              0
   ------------------------------------------------------------------------------------------------------
                                                                                    35,666         37,281
   Less current portion                                                             35,666         37,281
   ------------------------------------------------------------------------------------------------------
                                                                              $          0   $          0
   ------------------------------------------------------------------------------------------------------

For the quarter ended September 30, 2004, the Company would have been in default of the financial covenant in its loan agreement with its senior secured lenders had it not obtained a waiver. Since the waiver does not extend to future financial covenant calculations, which are performed quarterly, the senior secured debt (the Term Obligation and PIK Obligation) and the Debentures and Notes Payable to Related Parties, which contain cross default provisions, are classified as current liabilities on the accompanying balance sheets at March 31, 2005 and September 30, 2004 (see Note 1). Interest on the PIK Obligation and Debentures is not required to be paid currently, and interest payments on Notes Payable to Related Parties have been deferred under agreement with the note holders. Accrued interest on these items amounted to $3,987,000 and $2,692,000, at March 31, 2005 and September 30, 2004, respectively, and is classified as a current liability along with the corresponding debt.

Long-term debt matures in amounts totaling $3,119,000 in fiscal 2005, $4,163,000 in fiscal 2006, $3,348,000 in fiscal 2007, and $25,036,000 in fiscal 2008, assuming that there is no acceleration in the future due to an event of default that is not waived by the senior secured lenders.

In conjunction with the issuance of a note payable to a related party on September 30, 2004, the Company issued a warrant, the value of which was recorded as debt discount. See "Notes Payable to Related Parties" below.

Term Obligation, PIK Obligation and Debentures

Under the terms of the loan and security agreement which became effective September 15, 2003, minimum principal payments under the Term Obligation are $250,000 per month. Interest was payable monthly at the annual rate of 7.25% through December 31, 2003, and thereafter at the greater of (i) 7.25% and (ii) the prime rate plus 2.5% (the prime rate was 5.75% on March 31, 2005). In addition, proceeds from the potential sales of non-core assets and certain other proceeds must be used to reduce the Term Obligation. See note 5, "Subsequent
Event: Recovery on Note Receivable from Ahead Communication Systems, Inc." for discussion of a $2,747,848 reduction in the Term Obligation on May 5, 2005.

The Company also entered into a loan in the original principal amount of $5.0 million, subject to adjustment, due December 31, 2007 (the "PIK Obligation"). Interest accrues at the same rates as the Term Obligation. Principal in the amount of $2.5 million and accrued interest thereon were forgiven under certain terms which expired on December 31, 2004. The amount owing under the PIK Obligation may be adjusted downward by the Bankruptcy Court.

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

Notes Payable to Related Parties

Pursuant to authorization by the Board of Directors and amendments to the loan agreement with the Company's senior lenders, the Company has borrowed an aggregate of $1,600,000 in a series of loans during the period December 30, 2003 through September 30, 2004 from Howard S. Modlin, Chairman of the Board, who has loaned an aggregate of $1,050,000 and John L. Segall, a Director, who has loaned an aggregate of $550,000. The loans were made primarily for replacement of senior indebtedness being repaid with the proceeds. The loans are each for two years and bear interest accruing from the date of issue, at the rate of 10% per annum, payable monthly commencing three full months after the date of the loan. The noteholders have agreed to defer the payment of interest. The notes are secured by all of the assets of the Company subordinate to the first lien of the Company's senior lenders who hold the Term and PIK Obligations, and are convertible into common stock at the option of the holder. The conversion price of the notes was in excess of the quoted market price of the Company's common stock on the dates the loans were made. The first such loans aggregate $600,000 and were made on December 30, 2003 with a conversion price of $2.12 per share, and were made equally by Messrs. Modlin and Segall, or $300,000 each. The second such loans aggregated $250,000 and were made on March 1, 2004 with a conversion price of $.8625 per share and were made equally by them, or $125,000 each. The third such loans were made on March 31, 2004 with a conversion price of $.5625 per share and were made equally by them, or $125,000 each. The fourth such loan was made on June 30, 2004 by Mr. Modlin for $250,000 and is convertible at $.42 per share. The fifth such loan was made on September 30, 2004 by Mr. Modlin for $250,000 with half due on September 30, 2005 and the balance due on September 30, 2006, and, in connection with the loan, the Company issued to Mr. Modlin a five year warrant to purchase 761,614 shares of common stock for $.32825 per share. Any shares issued on conversion or exercise of the warrant will not be registered and must be held for investment without a view to distribution. The warrant was valued at $121,000 utilizing the Black-Scholes method and resulted in the related loan being recorded at a corresponding discount.

5. Subsequent Event: Recovery on Note Receivable from Ahead Communications Systems, Inc.

In August 2001, the Company received a note in the amount of $17.0 million as partial consideration for the sale of its Broadband Systems division and retained a security interest in the underlying assets sold. Shortly thereafter, the Company, the purchaser (Ahead Communications Systems, Inc.) and the purchaser's parent Company in Austria (Ahead Communications Systems AG) which had guaranteed payment of the note, all filed for bankruptcy protections, purchaser defaulted on the note payment and disputes arose relating to the division sale agreements. As a result, the Company established a valuation reserve for a substantial portion of the note and recorded a related loss in fiscal 2001. The note is currently fully reserved so that any recoveries now and in the future will result in recording a gain.

On May 4, 2005 the Company received a payment of $2,747,848 in partial satisfaction of the note, as a result of the liquidation of the purchaser's parent company in Austria. Such payment was used to reduce senior secured debt as required under the Company's Plan of Reorganization, which was approved when it emerged from Chapter 11 bankruptcy on September 15, 2003, and the loan agreement entered into as part of the Plan of Reorganization.

For financial reporting purposes, the Company recorded a gain in the amount of $2,747,848 in the quarter-ended March 31, 2005 due to the adjustment to the note valuation reserve required as a result of the recovery under the note.

6.  Liquidation of UK Subsidiary

In July 2002, the Company's inactive subsidiary, General DataComm Limited (UK), was turned over to liquidators for the purpose of finalizing the accounts. At that time, the subsidiary's estimated income tax liability was $375,000 and amounts due other creditors totaled $338,000 and such amounts were reflected as liabilities in the Company's consolidated financial statements.

The liquidators have now advised the Company that the income tax liability in the amount of $5,806 has been agreed with the local authorities. Therefore the Company has recorded a reduction in income tax reserves and a corresponding credit in the income tax provision in the amount of $369,194 reflecting this lower liability.

Furthermore, although all claims and recoveries have not been finalized, the liquidators have advised that there have been recoveries which will be used to pay off a portion or all creditor claims. The Company intends to record such recoveries as income when it receives a final accounting from the subsidiary's liquidators.

7.  Accounting for Stock-Based Compensation

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

Proforma results, representative of financial results which would have been reported by the Company if it had adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, are summarized below (amounts in thousands, except per share data):

                                                     Three Months Ended March 31,  Six Months Ended March 31,

                                                          2005          2004          2005          2004
                                                          ----          ----          ----          ----
Net income (loss), as reported                         $    2,852    $      497    $    2,944    $      (70)
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards                                              (46)          (22)          (55)          (45)
-----------------------------------------------------------------------------------------------------------
Proforma net income (loss)                                  2,806           475         2,889          (115)
Dividends applicable to preferred stock                      (443)         (443)         (886)         (894)
-----------------------------------------------------------------------------------------------------------
Proforma net income (loss) applicable to common and
   Class B stock                                       $    2,363    $       32    $    2,003    $   (1,009)
-----------------------------------------------------------------------------------------------------------
Proforma  earnings (loss) per share
    Basic earnings (loss) per common share             $     0.62    $     0.01    $     0.53    $    (0.24)
    Basic earnings (loss) per Class B share            $     0.56    $     0.01    $     0.47    $    (0.24)
-----------------------------------------------------------------------------------------------------------
    Diluted                                            $     0.38    $     0.01    $     0.33    $    (0.24)
-----------------------------------------------------------------------------------------------------------

The Black-Scholes method was used to compute the proforma amounts presented above, utilizing the weighted average assumptions summarized below. No stock-based compensation was granted in fiscal 2004.


                                                         2005               2004
                                                         ----               ----

   Risk-free interest rate                               3.69               N/A
   Volatility (%)                                        319%               N/A
   -----------------------------------------------------------------------------
   Expected life (in years)                              5.00               N/A
   Dividend yield rate                                   nil                N/A
   -----------------------------------------------------------------------------


8.  Gain on Sale of Minority Interest

On November 30, 2004, the Corporation sold its 25% minority interest in Grupo GDC de Mexico, S.A. de C.V., which had previously been fully reserved, for $300,000. The proceeds were applied to the Company's outstanding loans with its senior lenders. In addition, the Company entered into a twelve-month trademark license agreement with the former Mexican subsidiary for an aggregate license fee of $150,000, to be amortized in equal monthly installments.

9.   2005 Stock and Bonus Plan

On January 26, 2005, the Board of Directors adopted a new 2005 Stock and Bonus Plan ("Plan") covering 1,200,000 shares of Common Stock, and the Stock Option Committee authorized certain options pursuant to the new Plan. The Plan is similar to the 2003 Stock and Bonus Plan. No shares of Class B common stock are authorized under the Plan.

Pursuant to the Plan, the Committee granted to Howard S. Modlin, Chief Executive Officer, a stock option to purchase 551,121 shares at $.61 per share and granted to each of Lee Paschall, Aletta Richards and John L. Segall, Directors, stock options to purchase 30,000 shares at $.55 per share, of the Corporation's Common Stock. The Committee also granted an aggregate of 212,050 options to 75 employees to purchase the Corporation's Common stock at an option price of $.55 per share, including 30,000 options to each of George Best, Vice President, Sales and Marketing, William G. Henry, Vice President, Finance and Administration and Principal Financial Officer, and George Gray, Vice President, Operations and Chief Technology Officer. The options vest in increments of 20% one, two, three, four and five years after grant and expire ten years after grant. The shares issuable under such options are not registered under the Securities Act of 1933 and must be held for investment unless so registered or an exemption from registration exists. The Corporation plans to register the shares before the first options are exercisable.

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

Overview

The Company has incurred net losses since 1994 and as of September 30, 2004, the most recent fiscal year end, had an accumulated deficit of $237.2 million. A significant amount of the Company's operating losses resulted from costs incurred prior to 2002 in developing and marketing Asynchronous Transfer Mode ("ATM") technology in the former Broadband Systems Division ("BSD").

After implementing a number of restructuring and cost reduction programs in an attempt to better align operating cost structure with revenues, in 2001 three of the Company's four business units representing a significant portion of the assets of the Company were actively marketed for sale with the objective of reducing outstanding debt and providing additional liquidity.

Between June and August 2001, these business units were sold, including BSD. However, due to the impact of a general economic downturn and a decline in the telecommunication industry in particular, and defaults in payments by the purchasers, the Company did not realize sufficient proceeds from the sales to satisfy its secured debtors. Revenues of divisions sold constituted 59% of consolidated revenues in fiscal 2001. By the end of fiscal 2001 the number of employees declined to 210 employees from 1,019 at the beginning of the year. Further cost-saving reductions were subsequently implemented which reduced headcount to 75 employees at March 31, 2005.

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

RESULTS OF OPERATIONS

Revenues

                                    Three Months Ended March 31,          Six Months Ended March 31,

           (in thousands)          2005                     2004         2005                   2004
                                   ----                     ----         ----                   ----

           Revenues               $3,360                   $4,094       $7,227                 $9,195


Revenues for the three months ended March 31, 2005 decreased 18% to $3,360,000 from $4,094,000 reported for the three months ended March 31, 2004. This decrease is attributable to lower unit sales to large telecommunication carrier channel distributors offset in part by a large shipment to a distributor (Phillips) in Italy. Three customers individually represented more than 10% of revenue in the current quarter: Phillips (Italy) 23%, Bell Canada 18% and Verizon 16%. The shipment to Phillips was comprised of wide-area network multiplexing products whereas Bell Canada and Verizon purchased traditional V.34 data sets, digital service units and other network access products. In the prior year's quarter, the largest customers were Verizon 15%, Sunbelt Telecommunications (distributor to SBC Communications) 15%, Bell Canada 12% and Qwest Communications 10%.

Revenues for the six months ended March 31, 2005 decreased 21% to $7,227,000 from $9,195,000 reported for the six months ended March 31, 2004. The decrease also reflected lower unit sales into the large carrier market offset in part by the Phillips (Italy) business. The largest customers in the current six month period were Qwest 17%, Bell Canada 16%, Verizon 11% and Phillips 11%, as compared to Sunbelt 15%, Bell Canada 15% and Verizon 12% in the prior six month period.

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

Gross Margin
                                     Three Months Ended             Six Months Ended
                                           March 31,                    March 31,
                                  -------------------------     -------------------------
    (in thousands)                   2005           2004           2005           2004
                                  ----------     ----------     ----------     ----------
    Gross margin                  $    2,066     $    2,398     $    4,352     $    5,320
    Percentage of revenues              61.5%          58.6%          60.2%          57.9%

Gross margin, as a percentage of sales, in the three months ended March 31, 2005 was 61.5% as compared to 58.6% in the three months ended March 31, 2004, or an increase of 2.9%. A large proportion (26%) of revenue in the current quarter reflected the sale of older inventories that had previously been written off based on the Company's accounting policy on determining obsolescence. Such revenue added 9.3% to the gross margin percentage over the prior year's quarter. In addition, higher product repair revenue improved the gross margin percentage by 1.4%. These increases were offset with unfavorable mix of product sales (-4.8%) and higher component prices (-3.0%).

Gross margin, as a percentage of sales, in the six months ended March 31, 2005 was 60.2% as compared to 57.9% in the six months ended March 31, 2004, or an increase of 2.3%. Sales of older, previously written off inventories constituted 20% of revenues in the current six month period and resulted in a gross margin improvement of 7.2%. Higher product repair revenues added 1.4% to gross profit margin. Manufacturing overhead costs were lowered by 0.6%. These increases were offset with unfavorable mix of product sales (-3.3%)and higher component prices (-3.6%).

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

Selling, General and Administrative

                                                    Three Months Ended March 31,        Six Months Ended March 31,

           (in thousands)                             2005              2004              2005              2004
                                                      ----              ----              ----              ----
           Selling, general and administrative       $1,079            $1,693            $2,335            $3,602
           Percentage of revenues                      32.1%             41.4%             32.3%             39.2%


The Company's selling, general and administrative ("SG&A") expenses decreased to $1,079,000, or 32.1% of sales in the three months ended March 31, 2005 from $1,693,000 or 41.4% of sales in the three months ended March 31, 2004. The reduction in spending in the quarter of $614,000, or 36%, was due to lower payroll and payroll-related costs ($229,000) resulting from a reduced number of employees, Company mandated salary and work week reductions and lower sales commissions due to lower sales levels; lower post-bankruptcy liability insurance costs ($37,000); reduced sales force travel expenses ($40,000); resolution of state sales, use and franchise tax issues ($265,000) and other reductions in operating expenses due to cost reduction efforts ($43,000).

For the six months ended March 31, 2005, SG&A decreased to $2,335,000, or 32.3% of sales, from $3,602,000, or 39.2% of sales in the six months ended March 31, 2004. The 35%, or $1,267,000 decrease in spending was due to lower payroll and payroll-related costs ($680,000); reduced sales force travel expenses ($129,000); reduced sales, use and franchise tax expenses ($334,000) due to resolution of open issues and other reductions in operating expenses due to cost reduction efforts ($124,000).

Research and Product Development

                                                    Three Months Ended March 31,        Six Months Ended March 31,

           (in thousands)                             2005              2004              2005              2004
                                                      ----              ----              ----              ----
           Research and product development          $ 534             $ 687             $1,080            $1,454
           Percentage of revenues                     15.9%             16.8%              14.9%             15.8%

Research and product development ("R&D") expenses decreased to $534,000 in the three months ended March 31, 2005 as compared to $687,000 in the three months ended March 31, 2004, due to lower labor costs resulting from a 20% salary reduction and a reduced number of engineers.

For the same reason, R&D expenses for the six months ended March 31, 2005 decreased to $1,080,000 from $1,454,000 as compared to the comparable prior year period.

Other Income (Expense)

Interest expense decreased to $869,000 in the three months ended March 31, 2005 from $886,000 in the three months ended March 31, 2004, due to principal payments made on the Company's Term Obligation offset by higher interest rates on notes payable to related parties and higher variable interest on the senior secured debt.

Other items included in other income (expense) for the three months ended March 31, 2005 includes $2,748,000 from the recovery of a note receivable and the net amount of $55,000 which includes $69,000 in sales of components no longer used, $24,000 received from a tradename license and $23,000 received from settlement of litigation, offset by foreign exchange losses of $64,000. For the three months ended March 31, 2004, other income (expense) of $41,000 included $33,000 in reimbursement of retirement plan administrative expenses from the plan trust account.

Other items included in other income (expense) for the six months ended March 31, 2005 and 2004 totaled $3,144,000 and $137,000, respectively. The 2005 amount includes $2,748,000 from the recovery of a note receivable, $300,000 profit on sale of a 25% minority interest in a Mexican Company (see note 8), $79,000 in sales of components no longer used, $44,000 received from a tradename license and $23,000 received from settlement of litigation, offset by foreign exchange losses of $68,000. The 2004 amount includes $90,000 from the sale of excess assets (furniture, equipment and components) and $33,000 in reimbursement of retirement plan administrative expense.

Reorganization Items

Reorganization items in the three months ended March 31, 2005 and March 31, 2004 include $101,000 and $1,330,000, respectively, in reduced claims from unsecured creditors in the Company's bankruptcy case due to challenges raised by the Company. Similarly, reorganization items in the six months ended March 31, 2005 and March 31, 2004 include $246,000 and $1,330,000, respectively. associated with reduction of such claims.

Provision for Income Taxes

The tax provision for the three months ended March 31, 2005 includes a credit of $369,194 due to the favorable settlement of a foreign income tax claim (see note
6). Apart from recording this settlement, no federal income tax provisions or tax benefits were provided in the three and six months ended March 31, 2005 and 2004 due to the valuation allowance provided against the net change in deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years. The Company has federal tax credit and net operating loss carryforwards of approximately $12.0 million and $206.1 million, respectively, as of September 30, 2004. Income tax provisions for the three and six months ended March 31, 2005 and 2004 reflect minimum state taxes.


Liquidity and Capital Resources
                                                                 March 31,    September 30,
    (in thousands)                                                 2005           2004
                                                                ----------     ----------
    Cash and cash equivalents                                   $      933     $      586
    Working capital (deficit)                                      (38,203)       (40,938)
    Total assets                                                    13,163         11,264
    Long-term debt, including current portion                       35,666         37,281
    Total liabilities (excluding redeemable preferred stock)        48,253         49,298

                                    Three Months Ended             Six Months Ended
                                          March 31,                     March 31,
                                  -------------------------     -------------------------
                                     2005           2004           2005           2004
                                  ----------     ----------     ----------     ----------
    Net cash provided (used) by:
      Operating activities               804            (53)         1,978           (745)
      Investing activities                12            (14)            (1)            82
      Financing activities              (580)          (323)        (1,640)          (777)

Note: Significant risk factors exist due to the Company's limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See "Risk Factors" below for further discussion.

Cash Flows

Net cash provided by operating activities totaled $804,000 in the three months ended March 31, 2005 compared to net cash used in operating activities of $53,000 in the three months ended March 31, 2004. The net income in the 2005 quarter was $2,852,000. Non-cash items included in this net income were expenses for depreciation of $52,000, gains on claim reductions of $101,000, reduction in the reserve for foreign income taxes of $369,000 and reduction in the reserve for notes receivable of $2,748,000. A reduction in accounts receivable due to a reducing trend of monthly sales in the quarter and successful collections of December's sales resulted in a source of cash of $856,000. Inventories were lower by $185,000 as the Company was able to achieve shipments of on-hand inventories to satisfy customer orders and generate a source of cash through reduced purchasing. Unpaid interest which accrued on the Company's debt increased $598,000. Tax settlement resulted in lower liabilities of $251,000 and prepayments of insurance of $327,000 both result in uses of funds. Other sources of cash totaled a net amount of $57,000.

The net income in the 2004 quarter was $497,000. Non-cash items included in this net income were expenses for depreciation of $49,000 and gains on claim reductions of $1,330,000. A reduction in accounts receivable resulted in a source of cash of $313,000. Unpaid interest which accrued on the Company's debt increased $601,000. A reduction in accrued payroll costs accounted for a decrease in cash of $185,000. Other sources of funds totaled a net amount of $2,000.

Net cash provided by operating activities totaled $1,978,000 in the six months ended March 31, 2005 compared to net cash used of $745,000 in the six months ended March 31, 2004. The net income in 2005 was $2,944,000. Non-cash items included were expenses for depreciation of $120,000, gains on claim reductions of $246,000, a reduction in the reserve for foreign income taxes of $369,000 and a reduction in the reserve for note receivable of $2,748,000. A reduction in accounts receivable amounted to $561,000. Inventories decreased by $831,000 as the Company utilized shipments of on-hand inventories to satisfy orders. Other uses of funds totaled a net amount of $299,000.

The net loss in 2004 was $70,000. Non-cash items included were expenses for depreciation of $94,000 and gains on claim reductions of $1,330,000. Increases in accrued payroll amounted to $360,000. Unpaid interest which accrued on the Company's debt increased $1,207,000. Other uses of cash totaled a net amount of $286,000.

Cash used by investing activities was $12,000 due to capital equipment expenditures in the quarter ended March 31, 2005, compared to $14,000 in the quarter ended March 31, 2004.

For the six months ended March 31, 2005, cash used by investing activities included $12,000 of equipment purchases in the March 2005 quarter offset in part by the collection of a note receivable of $11,000. For the six months ended March 31, 2004, cash provided by investing activities was $82,000 due to the $29,000 equipment purchases offset by the collection of a note receivable of $111,000.

Cash used by financing activities of $580,000 for the quarter ended March 31, 2005 represented principal payments on the Company's Term Obligation and the initiation of notes payable to fund annual insurance policy renewals in the amount of $214,000.

Cash used by financing activities of $323,000 for the same time period one year ago represented principal payments of $823,000 on the Company's Term Obligation offset by $500,000 of proceeds received from notes payable to related parties.

Cash used in financing activities was $1,630,000 for the six months ended March 31, 2005 as compared to $777,000 for the six months ended March 31, 2004. Payments on the Term Obligation were $1,844,000 and $1,877,000 for the six months ended March 31, 2005 and 2004, respectively. Proceeds from the issuance of notes payable provided $214,000 of cash in the six months ended March 31, 2005 while proceeds from the issuance of notes payable to related parties provided $1,100,000 of cash in the six months ended March 31, 2004.

Liquidity

The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of bankruptcy-related and other professional fees, delinquent property taxes, priority tax claims and monthly payments of principal and interest (currently such principal and interest totals approximately $290,000 each month) under its senior loan agreement. Furthermore, the Company has significant outstanding obligations to pay total long-term debt of approximately $48.2 million, along with interest thereon.

The Company's failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Note 4 to Notes to Financial Statements included in Item 2 to this Form 10-QSB). Although the Company was not in default of the financial covenant as of September 30, 2004, it was necessary for the Company to obtain a waiver of compliance with such covenant in order to avoid a default as the Company did not meet the financial covenant requirement.

Since emerging from bankruptcy, the Company has incurred a loss before reorganization items and income taxes in excess of $1,100,000. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described below in "Risk Factors". There can be no assurance that the Company will be able to avoid a default on the senior loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($12.0 million at March 31, 2005) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection.

The Company emerged from Chapter 11 bankruptcy on September 15, 2003 pursuant to a court-approved Plan of Reorganization. Under this plan the Company intends to pay all creditors 100% of their allowed claims based upon a five year business plan. The ability to meet the objectives of this business plan is directly affected by the factors described below in the "Risk Factors" section. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet its business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. Since the Company has virtually no current ability to borrow additional funds, it cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of our technologies or that would significantly dilute its stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

Since filing for Chapter 11 bankruptcy protection on November 2, 2001, operations have been funded primarily through cash generated from operations and loans from related parties. Proceeds realized from sales and liquidations of non-core assets were required to be used to pay down the senior secured debt.

At March 31, 2005 the Company's principal source of liquidity included cash and cash equivalents of $933,000 compared to $586,000 at September 30, 2004. At March 31, 2005, the Company's working capital was a deficit of approximately $38.2 million. Negative working capital reflects the classification of all long-term secured debt as a current liability as a result of non-compliance with a financial covenant for which a waiver was obtained. See Note 4, the section on "Loan Agreement" of Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB.

The Company has significant unpaid professional fees (approximately $1.1 million), and delinquent property taxes (approximately $320,000) at March 31, 2005 that are expected to be paid in fiscal 2005. In addition, the next installment of priority tax claims (approximately $260,000) is due on September 15, 2005. In order to meet these and other future payments, the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

As a result of the potential liquidity and cash flow risks described above, the Company's independent auditors expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's fiscal 2004 financial statements.

Management has responded to such risks as part of an ongoing strategy by restructuring its sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, in fiscal 2004 the Company obtained $1.6 million from loans from related parties to be used primarily for replacement of senior indebtedness being repaid with the proceeds (see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 2 of this Form 10-QSB). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce senior secured debt and related interest. On May 5, 2005 the Company received $2.7 million in recovery on a note receivable and used the proceeds to pay down senior secured debt (see note 5).

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

Warranty Reserves - The Company offers warranties of various lengths to our customers depending on the specific product and the terms of our customer purchase agreements. Standard warranties require the Company to repair or replace defective product returned during the warranty period at no cost to the customer. An estimate for warranty-related costs is recorded based on actual historical return rates and repair costs at the time of sale. On an on-going basis, management reviews these estimates against actual expenses and makes adjustments when necessary. While warranty costs have historically been within expectations of the provision established, there is no guarantee that the Company will continue to experience the same warranty return rates or repair costs as in the past. A significant increase in product return rates or the costs to repair our products would have a material adverse impact on the Company's operating results.

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

Note Receivable Reserve. In August, 2001, the Company received a note in the amount of $17.0 million as partial consideration for the sale of its Broadband Systems division and retained a security interest in the underlying assets sold. Shortly thereafter, the Company, the purchaser (Ahead Communications Systems, Inc.) and the purchaser's parent company in Austria (Ahead Communications Systems AG) which had guaranteed payment of the note, all filed for bankruptcy protection, the purchaser defaulted on the note payment and disputes arose relating to the division sale agreements. As a result, the Company established a valuation reserve for a substantial portion of the note and recorded a related loss in fiscal 2001. The note is currently fully reserved so that any recoveries will result in recording a gain.

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

At March 31, 2005 and September 30, 2004, real estate represents the only significant remaining long-lived asset that has not been fully written down for impairment.

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

FASB Statement 123 (Revision 2004), "Share-Based Payment," was issued in December 2004 and will be effective for the Company beginning fiscal 2006. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Additionally, the Company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Company plans to adopt the new statement in its financial statements for the quarter and year ending September 30, 2006.

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

     Limited Financial Resources and Risk of Default. The Company has virtually no current ability to borrow additional funds. It must, therefore, substantially fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of bankruptcy-related and other professional fees, delinquent property taxes, priority tax claims and monthly payments of principal and interest (currently such principal and interest totals approximately $290,000 per month) under its new loan agreement. Furthermore, the Company has significant outstanding obligations and commitments (see Item 7 of the Company's Annual Report on Form 10-K for the year ended September 30, 2004 as filed with the Securities and Exchange Commission, in the section on "Liquidity" for additional discussion of this Risk Factor and the Company's contractual cash obligations as of September 30, 2004).

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

Since emerging from bankruptcy, the Company incurred a loss before reorganization items and income taxes in excess of $1,100,000. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described in the "Risk Factors" section.

There can be no assurance that the Company will be able to avoid a default on the new loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($12.0 million at March 31, 2005) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection. In addition, the Company's senior loan agreement provides the lenders with warrants to (i) purchase up to 51% (currently 20%) of the Company's common stock at $.01 per share in the event of default, and (ii) purchase 10% of the Company's common stock if the debt owing to them is not fully paid by December 31, 2004. Such debt was not fully paid by December 31, 2004. Both such warrants and any common stock issued thereunder will be cancelled if the senior lender's outstanding debt is fully paid by December 31, 2007.

     Dependence on Legacy and Recently Introduced Products and New Product Development. The Company's future results of operations are dependent on market acceptance of existing and future applications for the Company's current products and new products in development. The majority of sales continue to be provided by the Company's legacy products, primarily the DSU/CSU, V.34 lines which represented approximately 80% of net product sales in fiscal 2004 and in the first six months of fiscal 2005. The Company anticipates that net sales from legacy products will decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

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

     Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales and technical personnel. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. The Company does not have employment contracts with its key employees. The Company implemented significant cost and staff reductions in recent years, which may make it more difficult to attract and retain key personnel. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to attract qualified personnel, could delay product development cycles or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Suppliers and Component Availability. The Company generally relies upon several contract manufacturers to assemble finished and semi-finished goods. The Company's products use certain components, such as microprocessors, memory chips and pre-formed enclosures that are acquired or available from one or a limited number of sources. Component parts that are incorporated into board assemblies are sourced directly by the Company from suppliers. The Company has generally been able to procure adequate supplies of these components in a timely manner from existing sources. While most components are standard items, certain application-specific integrated circuit chips used in many of the Company's products are customized to the Company's specifications. None of the suppliers of components operate under contract. Additionally, availability of some standard components may be affected by market shortages and allocations. The Company's inability to obtain a sufficient quantity of components when required, or to develop alternative sources due to lack of availability or degradation of quality, at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially adversely affect the Company's operating results in any given period. In addition, as referenced above the Company relies heavily on outsourcing subcontractors for production. The inability of such subcontractors to deliver products in a timely fashion or in accordance with the Company's quality standards could materially adversely affect the Company's operating results and business.

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

Operating results may also fluctuate due to a variety of factors, including market acceptance of the Company's new lines of products, delays in new product introductions by the Company, market acceptance of new products and feature enhancements introduced by the Company, changes in the mix of products and or customers, the gain or loss of a significant customer, competitive price pressures, changes in expenses related to operations, research and development and marketing associated with existing and new products, and the general condition of the economy.

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

     Compliance with Regulations and Evolving Industry Standards. The market for the Company's products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States, the Company's products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research and new products introduced in the SpectraComm line and other products designed for telecommunication carrier networks will need to be NEBS Certified. As standards continue to evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards, could delay introduction of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Risks Associated With Entry into International Markets. The Company has had limited direct sales to customers outside of North America since 2001. The Company has little recent experience in international markets with the exception of a few direct customers and resellers/integrators. The Company intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in supporting foreign customers, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company's sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company is Controlled by a Small Number of Stockholders and Certain Creditors. In particular, Mr. Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 69% of the Company's outstanding shares of Class B stock. Furthermore, Mr. Modlin is also executor of the estate of Mr. Charles
P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such estate owns approximately 27% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors. The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which was designated by the Creditors Committee (and thereafter may be designated by the Trustee). The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full. In addition, until the Company's primary secured loan obligations are paid in full, the primary secured lender, Ableco Finance LLC ("Ableco") is entitled to designate three directors and, upon default in its loan, its affiliate shall have the right under the two warrants it holds, to (i) acquire from 5% to 51% (currently 20%) of the outstanding Common Stock depending on the amount of the outstanding secured debt at such time, and (ii) acquire 10% of the outstanding Common Stock on a diluted basis. If Ableco's loan is not repaid in full by September 15, 2006, the Trustee may designate two more directors, and in the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Trustee shall be entitled to select a majority of the Board of Directors. Accordingly, in the absence of a default under Ableco's loan, or a payment default under the Debentures, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock, Ableco and the Trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company. This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock, thereby making it less likely that a stockholder will receive a premium in any sale of shares. To date, the holders of the 9% Preferred Stock and Ableco have not designated any directors.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000. Such dividend arrearages total $8,420,681 as of March 31, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Reference is made to Note 7. 2005 Stock and Bonus Plan for description of new 2005 Stock and Bonus Plan adopted January 26, 2005 and previously filed as an exhibit.

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


                                       GENERAL DATACOMM INDUSTRIES INC.


May 16, 2005                          /s/ WILLIAM G. HENRY
                                      ------------------------------------------
                                      William G. Henry
                                      Vice President, Finance and Administration
                                      Chief Financial Officer