Form 10QSB
period 2005-06-30
GENERAL DATACOMM INDUSTRIES INC
filed 2005-08-15
CIK 40518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2005
                                       -------------

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

                               Yes [X]     No [ ]

                       APPLICABLE ONLY TO CORPORATE ISSUER

         State the number of shares outstanding of each of the issuer's classes of common equity, as of July 30, 2005:

                        3,329,372 shares of Common Stock
                          664,978 shares of Class B Stock


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        GENERAL DATACOMM INDUSTRIES, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB


PART I     FINANCIAL INFORMATION                                                     Page
------                                                                               ----
Item 1.    Financial Statements (unaudited):
                Condensed Consolidated Balance Sheets as of
                     June 30, 2005 and September 30, 2004..............................3
                Condensed Consolidated Statements of Operations for
                     the Three Months and Nine Months Ended June 30, 2005 and 2004.....4
                Condensed Consolidated Statements of Cash Flows for
                     the Three Months and Nine Months Ended June 30, 2005 and 2004 ....5
                Notes to the Condensed Consolidated Financial Statements...............6

Item 2.    Management's Discussion and Analysis or Plan of Operation..................14

Item 3.    Controls and Procedures ...................................................31

PART II    OTHER INFORMATION
-------

Item 1.    Legal Proceedings..........................................................32

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds................32

Item 3.    Defaults Upon Senior Securities............................................32

Item 4.    Submission of Matters of a Vote of Security Holders........................32

Item 5.    Other Information..........................................................32

Item 6.    Exhibits...................................................................32

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        General DataComm Industries, Inc.
                      Condensed Consolidated Balance Sheets
                          (in thousands except shares)

                                                                                             June 30,      September 30,
                                                                                               2005            2004*
                                                                                           (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Assets:
Current assets:
     Cash and cash equivalents                                                             $      1,035    $        586
     Accounts receivable, less allowance for doubtful accounts of
      $698 at June 30, 2005 and $586 at September 30, 2004                                        3,556           2,136
     Inventories                                                                                  3,398           4,110
     Other current assets                                                                           461             227
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                              8,450           7,059
-----------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                                4,296           4,205
=======================================================================================================================
Total Assets                                                                               $     12,746    $     11,264
=======================================================================================================================

Liabilities and Stockholders' Deficit:
Current liabilities:
     Current portion of long-term debt ($3,808 in 2005 and 2004 owed to related parties)   $     32,019    $     37,281
     Accounts payable                                                                             1,770           1,662
     Accrued payroll and payroll-related costs                                                      819             271
     Accrued interest ($160 in 2005 and $15 in 2004 owed to related parties)                      4,736           2,777
     Other current liabilities ($685 in 2005 and $280 in 2004 owed to related                     6,167           6,006
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                        45,511          47,997
-----------------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion                                                                 --              --
Other liabilities                                                                                 1,000           1,301
=======================================================================================================================
Total Liabilities                                                                                46,511          49,298
=======================================================================================================================

Commitments and contingencies                                                                        --              --

Stockholders' deficit:
   Preferred stock, par value $1.00 per share, 2,000,000 shares
      authorized, none outstanding                                                                   --              --
   9% Preferred stock, par value $1.00 per share, 800,000 shares authorized, 787,900  shares issued and  outstanding; $28.6
      million liquidation preference at June 30, 2005                                               788             788
   Class B common stock, par value $.01 per share, 5,000,000 shares
      authorized; 664,978 shares issued and outstanding                                               7               7
   Common stock, par value $.01 per share, 25,000,000 shares authorized;
      3,329,372 shares issued                                                                        33              33
   Capital in excess of par value                                                               198,433         198,433
   Accumulated deficit                                                                         (232,881)       (237,150)
   Common stock held in treasury, at cost; 1,961 shares                                            (145)           (145)
=======================================================================================================================
Total Stockholders' Deficit                                                                     (33,765)        (38,034)
=======================================================================================================================
Total Liabilities and Stockholders' Deficit                                                $     12,746    $     11,264
=======================================================================================================================

* Derived from the Company's audited consolidated balance sheet at September 30, 2004.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)
                        (in thousands except share data)


                                                                  Three Months Ended              Nine Months Ended
                                                                       June 30,                        June 30,
                                                             ----------------------------    ----------------------------

                                                                 2005            2004            2005            2004
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                     $      3,607    $      3,605    $     10,834    $     12,800
Cost of revenues                                                    1,635           1,544           4,510           5,419
-------------------------------------------------------------------------------------------------------------------------
Gross margin                                                        1,972           2,061           6,324           7,381

Operating expenses:

  Selling, general and administrative                               1,323           1,156           3,658           4,758
  Research and product development                                    553             670           1,633           2,124
-------------------------------------------------------------------------------------------------------------------------
                                                                    1,876           1,826           5,291           6,882

Operating  income                                                      96             235           1,033             499

Other income (expense):
  Interest expense                                                   (845)           (869)         (2,586)         (2,659)
  Gain on sale of minority interest                                    --              --             300              --
  Recoveries on note receivable                                     1,989              --           4,737              --
  Other, net                                                           61             (38)            157              99
-------------------------------------------------------------------------------------------------------------------------
                                                                    1,205            (907)          2,608          (2,560)

Income (loss) before reorganization items and income taxes          1,301            (672)          3,641          (2,061)

-------------------------------------------------------------------------------------------------------------------------

Reorganization items:
              Claims reductions                                        12             788             258           2,118
-------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                          1,313             116           3,899              57

Income tax provision (benefit)                                        (12)              6            (370)             17
-------------------------------------------------------------------------------------------------------------------------

Net income                                                          1,325             110           4,269              40

Less:  dividends applicable to preferred stock                       (443)           (443)         (1,329)         (1,337)
-------------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common and Class B stock     $        882    $       (333)   $      2,940    $     (1,297)
=========================================================================================================================

Earnings (loss) per share:

    Basic - common stock                                     $       0.22    $      (0.08)   $       0.75    $      (0.33)
    Basic - Class B stock                                    $       0.20    $      (0.08)   $       0.68    $      (0.33)
    Diluted                                                  $       0.15    $      (0.08)   $       0.51    $      (0.33)

=========================================================================================================================

Weighted average number of common and Class B
      shares outstanding:
      Basic                                                     3,994,273       3,968,850       3,981,995       3,966,040
      Diluted                                                   6,225,197       3,968,850       6,015,917       3,966,040

=========================================================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                   Three Months Ended              Nine Months Ended
                                                                        June 30,                        June 30,
                                                              ----------------------------    ----------------------------
                                                                  2005            2004            2005            2004
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                             $      1,325    $        110    $      4,269    $         40
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
     Depreciation and amortization                                      70              49             190             143
     Gain on claim reductions                                          (12)           (788)           (258)         (2,118)
     Reduction in note receivable reserve                           (1,989)             --          (4,737)             --
     Reduction in reserve for foreign income taxes                      --              --            (369)             --
     Increase in inventory obsolescence reserve                        164              --             164              --
     Changes in:
        Accounts receivable                                           (811)            942            (250)            661
        Inventories                                                    217             478           1,048             642
        Accounts payable                                              (152)           (412)            (85)           (303)
        Accrued payroll and payroll-related costs                       90            (156)            190            (516)
        Other net current liabilities                                1,287            (420)          2,162            (419)
        Other net long-term assets                                      (1)            605            (158)          1,533
--------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                       188             408           2,166            (337)
==========================================================================================================================

Cash flows from investing activities:
  Acquisition of property, plant and equipment, net                     (7)             (5)            (19)            (34)
  Note receivable collections (including $835 of cash in
    company acquired)                                                3,583              --           3,594             111
--------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by investing activities                     3,576              (5)          3,575              77
==========================================================================================================================

Cash flows from financing activities:
  Proceeds from notes payable to related parties                        --             250              --           1,350
  Proceeds from notes payable                                           --              --             214              --
  Principal payments on notes payable                                 (101)                           (101)
  Principal payments on term obligation                             (3,561)           (750)         (5,405)         (2,627)
--------------------------------------------------------------------------------------------------------------------------

Net cash used by financing activities                               (3,662)           (500)         (5,292)         (1,277)
==========================================================================================================================

Net increase (decrease) in cash and cash equivalents                   102             (97)            449          (1,537)

Cash and cash equivalents, beginning of period                         933             998             586           2,438
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                      $      1,035    $        901    $      1,035    $        901
==========================================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                 $        173    $        259    $        597    $        760
     Income and franchise taxes                               $          4    $          8    $         49    $         25
     Reorganization items                                     $          5    $         45    $        235    $        458
  The assets acquired of Ahead Communications Systems, Inc.
  net of liabilities assumed were $1,989
==========================================================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        GENERAL DATACOMM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Basis of Presentation and Liquidity

     The accompanying unaudited interim condensed consolidated financial statements of General DataComm Industries, Inc. (the "Company" or "GDC") have been prepared on a going concern basis, in accordance with generally accepted accounting principles in the United States for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. Furthermore, as discussed in Note 2 below, certain estimates were used to value the assets acquired and liabilities assumed in an acquisition on June 30, 2005 and such estimates are subject to change when additional information concerning valuations is completed. In the opinion of management and subject to the valuation changes that may be required, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results which may be achieved for the entire fiscal year ending September 30, 2005 or thereafter. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004 as filed with the Securities and Exchange Commission.

Background

As a result of continuing losses and an inability to meet debt obligations on November 2, 2001, General DataComm Industries, Inc. and its domestic subsidiaries ("the Debtors") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

Thereafter, the Company consolidated its remaining operations into its owned facility in Naugatuck, Connecticut and downsized its staff and operating assets to more properly reflect its reduced operating requirements.

The Company emerged from Chapter 11 on September 15, 2003 pursuant to a court-approved plan of reorganization. Under this plan, the Company intends to pay all creditors 100% of their allowed claims based upon a five year business plan. However, the Company cannot assure its investors that it will be able to obtain new customers or to generate the increase in revenues required to meet its business plan objectives. The Company has generally experienced declining revenues since emerging from Chapter 11.

The Company has no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of bankruptcy-related and other professional fees, delinquent property taxes and monthly payments of principal and interest (currently such monthly principal and interest totals approximately $290,000) under its senior loan agreement. In fiscal 2004 the Company borrowed $1.6 million from related parties in order to meet its current payment obligations (see Note 5). Furthermore, the Company has significant outstanding future obligations as shown in the accompanying condensed consolidated balance sheet at June 30, 2005. In order to meet these and other future payments the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

The Company's failure to make required payments under its loan agreement would constitute an event of default. In addition, the Company is required to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) each quarter to avoid an event of default and was required to obtain a waiver for the period ended September 30, 2004 in order to avoid an event of default. The Company's quarterly operating results are subject to fluctuation due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. Such factors include (but are not limited to): dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products. As mentioned above, the Company did not meet the EBITDA financial covenant for the period ended September 30, 2004 and received a waiver for such period. The Company's calculations for the subsequent periods ended December 31, 2004, March 31, 2005 and June 30, 2005 show that the Company was in compliance with the financial covenant and management anticipates that the Company will remain in compliance in the September 30, 2005 quarter and beyond. However, there can be no assurance that the Company will be able to avoid an event of default (either a payment failure or covenant violation) on the loan agreement in the future. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($8.5 million at June 30, 2005) and exercise their security interests, which likely would require the Company to again file for bankruptcy protection. An acceleration by the senior secured lenders would also result in a default and acceleration by the debenture holders ($21.9 million of principal outstanding at June 30, 2005). Based on the covenant violation that was waived for the quarter ended September 30, 2004 and the uncertainty that the Company could comply with the EBITDA covenant or payment obligations in future quarterly periods over the next year, the Company's long-term debt has been classified as current liabilities in the accompanying consolidated balance sheets at both June 30, 2005 and September 30, 2004.

At June 30, 2005, the Company had a stockholders' deficit of approximately $33.8 million. In addition, the Company's principal source of liquidity includes cash and cash equivalents of approximately $1.0 million and it had a working capital deficit of approximately $37.0 million. The large negative working capital reflects the classification of all long-term secured debt as current liabilities.

Because operating results can fluctuate significantly due to decreases in customer demand or decreases in the acceptance of future products, the Company, during fiscal 2004, was not, and may not be in the future be able to generate positive cash flow from operations. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company.

The potential liquidity and cash flow risks described above raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's fiscal 2004 financial statements.

Management has responded to such risks as part of an ongoing strategy, by restructuring the sales force, increasing factory shutdown time, containing expenses, reducing employee salaries and wages and reducing the size of the employee workforce. In addition, in fiscal 2004 the Company obtained $1.6 million from loans from related parties to be used primarily for replacement of senior indebtedness being repaid with the proceeds (see Note 5). The Company also is actively marketing for sale or lease its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce senior secured debt and related interest. On May 5, 2005, the Company received $2.7 million in recovery on a note receivable and used the proceeds to pay down senior secured debt (see Note 2).

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

2. Acquisition of Ahead Communications Systems, Inc. ("ACS") and Recoveries on Note Receivable

In August 2001, the Company received a note in the amount of $17.0 million as partial consideration for the sale of its Broadband Systems division and retained a security interest in the underlying assets sold. Shortly thereafter, the company, the purchaser (Ahead Communication Systems, Inc.) and the purchaser's parent company in Austria (Ahead Communications systems AG), which had guaranteed payment of the note, all filed for bankruptcy protection, the purchaser ("ACS") defaulted on the note payment and disputes arose relating to the division sale agreements. As a result, the Company established a valuation reserve for a substantial portion of the note and as a result, recorded a related loss in fiscal 2001. At September 30, 2004, the Company's prior fiscal year end, the note was fully reserved so that any future recoveries would result in recording a gain.

On May 5, 2005 the Company received a payment of $2,747,848 in partial satisfaction of the note, as a result of the liquidation of the purchaser's parent company in Austria. Such payment was used to reduce senior secured debt as required under the Company's Plan of Reorganization, which was approved when it emerged from Chapter 11 bankruptcy on September 15, 2003, and the loan agreement entered into as part of the Plan of Reorganization. The Company adjusted the note valuation reserve and recorded a gain for the amount of the payment in the quarter ended March 31, 2005.

On May 19, 2005, the Company, ACS and the Official Committee of Unsecured Creditors in the Ahead bankruptcy case filed with the Bankruptcy Court for the District of Connecticut a jointly approved Chapter 11 Plan (the "Plan") which was confirmed on June 15, 2005 by the Bankruptcy Court and which became effective June 30, 2005. The Plan provided for creation of a fund in the amount of $500,000 for distribution to the unsecured creditors of ACS. Under the Plan, all remaining property, including cash (after payment of amounts due for administration claims, priority tax claims, unsecured claims and priority claims) was transferred to a newly organized Connecticut subsidiary of the Company, also named Ahead Communications Systems, Inc. Under the Plan, employment in the new subsidiary was offered to all employees of ACS and Mr. Anton Kaeslin, President of ACS, became President, Chief Executive Officer and a director of the new subsidiary. All employees of ACS accepted employment with the new subsidiary which is operated at ACS's former office in Middlebury, Connecticut.

The Company recorded a gain of $1,989,000 in the quarter ended June 30, 2005 to reflect the acquisition of the ACS assets, certain liabilities and business received in final settlement of the note, as described above, that ACS owed to the Company. Such gain was determined based upon an estimate of the value of the ACS net assets acquired and such valuation is still in progress and subject to change. Any such change will result in a corresponding change in the amount of the gain. Furthermore, the valuation amount has been allocated to the assets acquired and certain liabilities assumed based on their respective fair values at the acquisition date. Such allocations are subject to change when additional information concerning asset and liability valuations are completed. The preliminary allocations that are subject to change primarily consist of inventories, property and equipment. Because the acquisition occurred on June 30, 2005, no results of operations are included in the Company's Consolidated Statement of Operations for the period ended June 30, 2005.

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the three and nine months ended June 30, 2005 and 2004 as though the acquisition of ACS had been completed as of October 1, 2003.

                                                         Three Months Ended June 30,     Nine Months Ended June 30,
                                                              2005         2004              2005          2004
                                                           -----------------------        ------------------------
                                                                 (Unaudited)                     (Unaudited)
Revenue                                                    $    4,952   $    5,656        $   16,044    $   18,465
------------------------------------------------------------------------------------------------------------------
Net Income (loss) applicable to common and Class B Stock          261         (827)            1,898        (2,416)
------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
   Basic - Common Stock                                    $     0.07   $    (0.21)       $     0.48    $    (0.61)
   Basic - Class B Stock                                   $     0.06   $    (0.21)       $     0.46    $    (0.61)
   Diluted                                                 $     0 05   $    (0.21)       $     0.33    $    (0.61)
==================================================================================================================


3.   Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common and Class B shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period. In computing diluted earnings per share, the average price of the Company's common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued. The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three and nine months ended June 30, 2005 and 2004 (in thousands, except shares and per share data):

Basic earnings (loss) per share:

                                                                  Three Months Ended June 30,     Nine Months Ended June 30,
                                                                      2005            2004            2005            2004
                                                                 ----------------------------    ----------------------------

-----------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                               $      1,325    $        110    $      4,269    $         40
    Less:  dividends applicable to preferred stock                       (443)           (443)         (1,329)         (1,337)
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common and Class B stock         $        882    $       (333)   $      2,940    $     (1,297)
=============================================================================================================================

Weighted average number of common
and Class B shares outstanding:                                     3,994,273       3,968,850       3,981,995       3,966,040
-----------------------------------------------------------------------------------------------------------------------------

 Basic earnings (loss) per common share                          $       0.22    $       (.08)   $       0.75    $      (0.33)
 Basic earnings (loss) per Class B share                         $       0.20    $       (.08)   $       0.68    $      (0.33)
=============================================================================================================================

Class B stock, under certain circumstances, has greater voting power in the election of directors. However, common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock.

Diluted earnings (loss) per share:

                                                                  Three Months Ended June 30,     Nine Months Ended June 30,
                                                                      2005            2004            2005            2004
                                                                 ----------------------------    ----------------------------

-----------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                               $      1,325    $        110    $      4,269    $         40
    Less:  dividends applicable to preferred stock                       (443)           (443)         (1,329)         (1,357)
    Plus:  convertible note interest                                       33              --             101              --
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common and Class B stock         $        915    $       (333)   $      3,041    $     (1,297)
=============================================================================================================================

Weighted average number of common
and Class B shares outstanding:                                     6,225,197       3,968,850       6,015,917       3,966,040
-----------------------------------------------------------------------------------------------------------------------------

 Diluted earnings (loss) per common and Class B share:                   0.15    $      (0.08)   $       0.51    $      (0.33)
=============================================================================================================================
Number of  shares subject to option excluded
   from computation of diluted earnings per share because
   their effect is anti-dilutive                                       81,104         280,265          81,104         280,265
=============================================================================================================================

The Company's computations of diluted earnings per share for the three and nine months ended June 30, 2005 include the potential dilutive effect of 618,368 and 421,366 of stock options and warrants, respectively, and the potential dilutive effect of the conversion of notes payable to related parties into 1,612,000 shares of common stock. The Company's computations of diluted earnings per share for the three and nine months ended June 30, 2005 do not include the effect of 81,104 stock options and warrants, and the assumed conversion of preferred stock into 144,000 shares of common stock because the effect would be anti-dilutive. Contingent warrants granted to secured lenders which are issuable only in the event of default or if certain payment terms are not met are excluded from the computation of earnings per share because the contingency defined in the loan agreement has not taken place (for further discussion of these items, see Notes 7, 9 and 12 in Item 8 of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004 as filed with the Securities and Exchange Commission and Note 5 below).

4.  Inventories

Inventories consist of (in thousands):

                                                    June 30,     September 30,
                                                      2005            2004
  ----------------------------------------------------------------------------
Raw materials                                    $         714   $       1,124
Work-in-process                                          1,588           1,323
Finished goods                                           1,096           1,663
------------------------------------------------------------------------------
                                                 $       3,398   $       4,110
==============================================================================

Inventories are stated at the lower of cost or market using a first-in, first out method. Reserves in the amount of $2,685,000 and $2,563,000 were recorded at June 30, 2005 and September 30, 2004, respectively, for excess and obsolete inventories. In addition, the Company ascribes no value to certain inventories of Ahead Communications Systems, Inc., its new subsidiary (see Note 2), which are over four years old.

Ahead Communications Systems, Inc. which business was acquired on June 30, 2005 had not maintained perpetual inventory records or performed analysis to establish excess and obsolete inventory reserves. Such record-keeping and analysis is in process but not complete. Management has used estimates for purposes of including the new company's inventory balance in the consolidated balance sheet at June 30, 2005, the date of acquisition. However, there can be no assurance that such balance will not change upon completion of the record-keeping and analysis.

5.  Long-Term Debt

Long-term debt consists of (in thousands):                                    June 30,     September 30,
                                                                                2005           2004
--------------------------------------------------------------------------------------------------------
Term Obligation                                                            $       5,978   $      11,398
PIK Obligation                                                                     2,500           2,500
Notes Payable to Related Parties, net of debt discount of $76 at
    June 30, 2005 and $121 at September 30, 2004                                   1,524           1,479
Debentures                                                                        21,904          21,904
Note Payable                                                                         113               0
--------------------------------------------------------------------------------------------------------
                                                                                  32,019          37,281
Less current portion                                                              32,019          37,281
--------------------------------------------------------------------------------------------------------
                                                                           $           0   $           0
--------------------------------------------------------------------------------------------------------

For the quarter ended September 30, 2004, the Company would have been in default of the financial covenant in its loan agreement with its senior secured lenders had it not obtained a waiver. Since the waiver does not extend to future financial covenant calculations, which are performed quarterly, or to monthly payment obligations which the Company cannot be assumed of making, the senior secured debt (the Term Obligation and PIK Obligation) and the Debentures and Notes Payable to Related Parties, which contain cross default provisions, are classified as current liabilities on the accompanying balance sheets at June 30, 2005 and September 30, 2004 (see Note 1). Interest on the PIK Obligation and Debentures is not required to be paid currently, and interest payments on Notes Payable to Related Parties have been deferred under agreement with the note holders. Accrued interest on these items amounted to $4,625,000 and $2,692,000 at June 30, 2005 and September 30, 2004, respectively, and is classified as a current liability along with the corresponding debt.

Long-term debt matures in amounts totaling $2,326,000 in fiscal 2005, $4,163,000 in fiscal 2006, $3,348,000 in fiscal 2007, and $22,182,000 in fiscal 2008, assuming that there is no acceleration in the future due to an event of default that is not waived by the senior secured lenders. Furthermore, if the Term Obligation, PIK Obligation and Notes Payable to Related Parties are paid in full, the Debentures become payable in equal monthly installments through December 31, 2008.

In conjunction with the issuance of a note payable to a related party on September 30, 2004, the Company issued a warrant, the value of which was recorded as debt discount. See "Notes Payable to Related Parties" below.

Term Obligation, PIK Obligation and Debentures

Under the terms of the loan and security agreement which became effective September 15, 2003, minimum principal payments under the Term Obligation are $250,000 per month. Interest was payable monthly at the annual rate of 7.25% through December 31, 2003, and thereafter at the greater of (i) 7.25% and (ii) the prime rate plus 2.5% (the prime rate was 6.25% on June 30, 2005). In addition, proceeds from the potential sales of non-core assets and certain other proceeds must be used to reduce the Term Obligation. See Note 2, "Acquisition of Ahead Communications Systems, Inc. ("ACS") and Recovery on Note Receivable" for discussion of a $2,747,848 reduction in the Term Obligation on May 5, 2005.

Also effective September 15, 2003, the Company entered into a loan in the original principal amount of $5.0 million, subject to adjustment, due December 31, 2007 (the "PIK Obligation"). Interest accrues at the same rates as the Term Obligation. Principal in the amount of $2.5 million and accrued interest thereon were forgiven under certain terms which expired on December 31, 2004. The amount owing under the PIK Obligation may be adjusted downward by the Bankruptcy Court.

Secured Debentures with principal and interest due in fiscal 2008 were issued to unsecured creditors as part of the Company's plan of reorganization.

For further details of the loan and security agreement and a description of the Term Obligation, PIK Obligation and Debentures, see Note 4, "Reorganization Plan and Emergence from Chapter 11" included in Item 8 of the Company's annual report on Form 10-K for the year ended September 30, 2004 as filed with the Securities and Exchange Commission.

Notes Payable to Related Parties

Pursuant to authorization by the Board of Directors and amendments to the loan agreement with the Company's senior lenders, the Company has borrowed an aggregate of $1,600,000 in a series of loans during the period December 30, 2003 through September 30, 2004 from Howard S. Modlin, Chairman of the Board, who has loaned an aggregate of $1,050,000 and John L. Segall, a Director, who has loaned an aggregate of $550,000. The loans were made primarily for replacement of senior indebtedness being repaid with the proceeds. The loans are each for two years and bear interest accruing from the date of issue, at the rate of 10% per annum, payable monthly commencing three full months after the date of the loan. The noteholders have agreed to defer the payment of interest. The notes are secured by all of the assets of the Company subordinate to the first lien of the Company's senior lenders who hold the Term and PIK Obligations, and are convertible into common stock at the option of the holder. The conversion price of the notes was in excess of the quoted market price of the Company's common stock on the dates the loans were made. The first such loans aggregate $600,000 and were made on December 30, 2003 with a conversion price of $2.12 per share, and were made equally by Messrs. Modlin and Segall, or $300,000 each. The second such loans aggregated $250,000 and were made on March 1, 2004 with a conversion price of $.8625 per share and were made equally by them, or $125,000 each. The third such loans aggregated $250,000 and were made on March 31, 2004 with a conversion price of $.5625 per share and were made equally by them, or $125,000 each. The fourth such loan was made on June 30, 2004 by Mr. Modlin for $250,000 and is convertible at $.42 per share. The fifth such loan was made on September 30, 2004 by Mr. Modlin for $250,000 with half due on September 30, 2005 and the balance due on September 30, 2006 and, in connection with the loan, the Company issued to Mr. Modlin a five year warrant to purchase 761,614 shares of common stock for $.32825 per share. Any shares issued on conversion or exercise of the warrant will not be registered and must be held for investment without a view to distribution. The warrant was valued at $121,000 utilizing the Black-Scholes method and resulted in the related loan being recorded at a corresponding discount.

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

Furthermore, although all claims and recoveries have not been finalized, the liquidators have advised that there have been recoveries which will be used to pay off a portion of all creditor claims. The Company intends to record such recoveries as income when it receives a final accounting from the subsidiary's liquidators.

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

Proforma results, representative of financial results which would have been reported by the Company if it had adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, are summarized below (amounts in thousands, except per share data):

                                                           Three Months Ended June 30,      Nine Months Ended June 30,

                                                               2004            2005            2004            2005
                                                           ------------    ------------    ------------    ------------
Net income (loss), as reported                             $      1,325    $        110    $      4,269    $         40
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards                                                    (61)            (20)           (116)            (65)
-----------------------------------------------------------------------------------------------------------------------
Proforma net income (loss)                                        1,264              90           4,153             (25)
Dividends applicable to preferred stock                            (443)           (443)         (1,329)         (1,337)
-----------------------------------------------------------------------------------------------------------------------
Proforma net income (loss) applicable to common and
   Class B stock                                           $        821    $       (353)   $      2,824    $     (1,362)
=======================================================================================================================
Proforma  earnings (loss) per share:
    Basic earnings (loss) per common share                 $       0.22    $       (0.9)   $       0.75    $      (0.34)
    Basic earnings (loss) per Class B share                $       0.20    $       (0.9)   $       0.68    $      (0.34)
    Diluted earnings (loss) per common and Class B Share   $       0.13    $       (0.9)   $       0.47    $      (0.34)
-----------------------------------------------------------------------------------------------------------------------

The Black-Scholes method was used to compute the proforma amounts presented above, utilizing the weighted average assumptions summarized below. No stock-based compensation was granted in fiscal 2004.


                                              2005                    2004
                                              ----                    ----

Risk-free interest rate                       3.69                     N/A
Volatility (%)                                 319%                    N/A
Expected life (in years)                      5.00                     N/A
Dividend yield rate                            nil                     N/A


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

10.  Related Party Transactions

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman, Celler Spett & Modlin, P.C. ("WCSM") to whom the Company was indebted for legal services of $2,179,000 for work performed prior to the Company's bankruptcy filing in November 2001 and in settlement for which the Company issued subordinated debentures. The bankruptcy court also approved $294,000 for work performed by WCSM while the Company operated in bankruptcy. Furthermore, the Company was indebted to Mr. Modlin for fees for Company director meetings for which he received subordinated debentures in the total amount of $16,400. Thereafter, WCSM agreed to work on a certain litigation matter on a contingency basis. In addition, WCSM estimates that it has unbilled fees as of June 30, 2005 of approximately $480,000 which have been accrued in the accompanying 2005 financial statements.

For further information on related party transactions, refer to Note 14 in Item 8 in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004 - filed with the Securities and Exchange Commission.

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

Background

The Company has incurred net losses since 1994 and as of September 30, 2004, the most recent fiscal year end, had an accumulated deficit of $237.2 million. In 2001 after implementing a number of restructuring and cost reduction programs in an attempt to better align operating cost structure with revenues, three of the Company's four business units were sold. However, due to the impact of a general economic downturn and a decline in the telecommunication industry in particular, and to defaults in payments by the purchasers, the Company did not realize sufficient proceeds from the sales to satisfy its secured lenders. Revenues of divisions sold constituted 59% of consolidated revenues in fiscal 2001. By the end of fiscal 2001 the number of employees declined to 210 employees from 1,019 at the beginning of the year.

As a result of its inability to meet its debt obligations, on November 2, 2001 General DataComm Industries, Inc. and its domestic subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Thereafter the Company consolidated its remaining operations into its owned facility in Naugatuck, Connecticut and downsized its staff and operating assets to more properly reflect its reduced operating requirements and currently has 97 employees including the employees of Ahead Communications Systems, Inc. ("ACS") who accepted employment with the Company.

Pursuant to a reorganization plan approved by the Bankruptcy Court, the Company emerged from bankruptcy on September 15, 2003.

On June 30, 2005, pursuant to a plan approved by Bankruptcy Court in Connecticut having jurisdiction over ACS, the Company acquired the assets, certain liabilities and business of ACS (see Note 2 in the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB).

RESULTS OF OPERATIONS

Revenues

                                       Three Months Ended June 30,            Nine Months Ended June 30,

           (in thousands)             2005                     2004            2005                 2004
                                      ----                     ----            ----                 ----
           Revenues                  $3,607                   $3,605         $10,834              $12,800

Revenues for the three months ended June 30, 2005 increased slightly to $3,607,000 from $3,605,000 reported for the three months ended June 30, 2004. The 2005 quarter includes large shipments to Harris Corp. which offset lower unit sales to large telecommunication carriers and distributors. Three customers individually represented more than 10% of revenue in the current quarter: Harris Corp. 34%, Bell Canada 12% and Verizon 11%. Product shipments for the 2005 quarter were comprised primarily of the Company's traditional products including security-oriented V.34 data sets, digital service units and other network access products. In the prior year's quarter, the largest customers were Verizon 26% and Bell Canada 19%.

Revenues for the nine months ended June 30, 2005 decreased 15% to $10,834,000 from $12,800,000 reported for the nine months ended June 30, 2004. The decrease also reflected lower unit sales into the large carrier market offset in part by the third quarter 2005 shipments to Harris Corp. and by shipments earlier in the year of network multiplexing products to Phillips (Italy). The largest customers in the current nine month period were Bell Canada 15%, Qwest 13%, Harris Corp. 13%, Verizon 11% and Phillips 8%, as compared to Bell Canada 16%, Verizon 16% and Sunbelt Telecommunications 11% (distributor to SBC Communications) in the prior nine month period.

A decline in demand for the Company's products began in fiscal 2001 due to economic and industry-wide factors affecting the telecommunications industry, including financial constraints affecting customers and over-capacity in customers' markets. The Company anticipates that the current reduced capital spending levels by its customers will continue to affect sales until there is an overall recovery in the telecommunications market, which, although there is some evidence of improvement, may not change significantly in 2005. Furthermore, even if there is a recovery in the overall telecommunications market, there is no assurance that orders for the Company's products will increase. Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Margin

                                                Three Months Ended June 30,        Nine Months Ended June 30,

           (in thousands)                          2005             2004             2005              2004
                                                   ----             ----             ----              ----
           Gross margin                           $1,972           $2,061           $6,324            $7,381
           Percentage of revenues                   54.7%            57.2%            58.4%             57.7%

Gross margin, as a percentage of sales, in the three months ended June 30, 2005 was 54.7% as compared to 57.2% in the three months ended June 30, 2004, or decrease of 2.5%. The trend of lower historical product demand resulted in a higher provision for excess and obsolete inventories in the 2005 quarter and this reduced the gross margin percentage by 5.5% compared to the 2004 quarter. This decrease was offset in part by a 4.4% positive impact on the gross margin percentage over the prior quarter due to the sale of older inventories that had previously been written (off (based on the Company's accounting policy for determining obsolescence). Other gross margin percentage impacts include lower chip and other component prices realized in the 2004 quarter (-2.3%), lower product repair revenue in the 2005 quarter (-1.1%) and favorable mix of products sold and other favorable costs in the 2005 quarter (+2.0%).

Gross margin, as a percentage of sales, in the nine months ended June 30, 2005 was 58.4% as compared to 57.7% in the nine months ended June 30, 2004, or an increase of 0.7%. Sales of older, previously written off inventories constituted 18% of revenues in the current nine month period and resulted in a gross margin improvement of 7.0%. Higher product repair revenues added 0.6% to gross profit margin. These increases were offset with unfavorable mix of product sales (-1.8%), component prices (-2.9%) and inventory obsolescence charges (-2.2%).

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

Selling, General and Administrative

                                                Three Months Ended June 30,        Nine Months Ended June 30,

           (in thousands)                          2005             2004             2005              2004
                                                   ----             ----             ----              ----
           Selling, general and administrative    $1,323           $1,156           $3,658            $4,758
           Percentage of revenues                   36.7%            32.1%            33.8%             37.2%

The Company's selling, general and administrative ("SG&A") expenses increased to $1,323,000, or 36.7% of revenues in the three months ended June, 30, 2005 from $1,156,000 or 32.1% of revenues in the three months ended June 30, 2004. The net increase in spending in the quarter was $167,000, or 14%. In the 2004 quarter, the Company negotiated a contingent fee arrangement with its law firm, a related party, which resulted in a reduction of $225,000 in legal expense in the quarter and accounts for part of the lower SG&A expense in the prior year. Offsetting this were lower payroll and payroll-related costs ($176,000) in the 2005 quarter resulting from a reduced number of employees, Company-mandated salary and work week reductions and lower sales commissions due to lower sales levels. Other net increases in operating expenses in the 2005 quarter were $118,000.

For the nine months ended June 30, 2005, SG&A decreased to $3,658,000, or 33.8% of revenues, from $4,758,000, or 37.2% of sales in the nine months ended June 30, 2004. The 23%, or $1,100,000 decrease in 2005 spending was due to lower payroll and payroll-related costs ($846,000); reduced sales force travel expenses ($147,000); reduced sales, use and franchise tax expenses ($384,000) due to resolution of open issues; increase in professional fees ($388,000) due primarily to the reduction in the 2004 quarter mentioned above and other reductions in operating expenses due to cost reduction efforts ($111,000).

Research and Product Development

                                                Three Months Ended June 30,        Nine Months Ended June 30,

           (in thousands)                          2005             2004             2005              2004
                                                   ----             ----             ----              ----
           Research and product development       $  553           $  670           $1,633            $2,124
           Percentage of revenues                   15.3%            18.6%            15.1%             16.6%

Research and product development ("R&D") expenses decreased to $553,000 in the three months ended June 30, 2005 as compared to $670,000 in the three months ended June 30, 2004, due to lower labor costs resulting from a 20% salary reduction and a reduced number of engineers.

For the same reasons, R&D expenses for the nine months ended June 30, 2005 decreased to $1,633,000 from $2,124,000 as compared to the comparable prior year period.

Other Income (Expense)

Interest expense decreased to $845,000 in the three months ended June 30, 2005 from $869,000 in the three months ended June 30, 2004. Interest expense decreased to $2,586,000 in the nine months ended June 30, 2005 from $2,659,000 in the nine months ended June 30, 2004. The reductions were due to principal payments made on the Company's Term Obligation offset by higher interest rates on Notes Payable to Related Parties and higher variable interest rates on the senior secured debt.

Other items included in other income (expense) for the three months ended June 30, 2005 were $1,989,000 from the recovery of a note receivable (see Note 2 in the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB) and the net amount of $61,000 which includes $15,000 in sales of components no longer used and $38,000 received from a tradename license. For the three months ended June 30, 2004, other income (expense) included a net expense of $38,000 comprised of $57,000 in foreign exchange losses offset in part by $15,000 in sales of components no longer used.

Other items included in other income (expense) for the nine months ended June 30, 2005 and 2004 totaled $5,194,000 and $99,000, respectively. The 2005 amount includes $4,737,000 from the recovery of a note receivable (see Note 2 in the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB), $300,000 profit on sale of a 25% minority interest in a Mexican Company, $79,000 in sales of components no longer used, $82,000 received from a tradename license and $23,000 received from settlement of litigation, offset by foreign exchange losses of $75,000. The 2004 amount includes $89,000 from the sale of excess assets (furniture, equipment and components), $33,000 in reimbursement of retirement plan administrative expenses, offset by foreign exchange losses of $55,000.

Reorganization Items

Reorganization items in the three months ended June 30, 2005 and June 30, 2004 include $12,000 and $788,000, respectively, in reduced claims from unsecured creditors in the Company's bankruptcy case due to challenges raised by the Company and successfully concluded. Similarly, reorganization items in the nine months ended June 30, 2005 and June 30, 2004 include $258,000 and $2,118,000, respectively, associated with reduction of such claims.

Provision for Income Taxes

The tax provision for the nine months ended June 30, 2005 includes a credit of $369,194 due to the favorable settlement of a foreign income tax claim (see Note 6 in Notes to Condensed Consolidated Financial Statements in Item 1 in this Form 10-QSB). Apart from recording this settlement, no federal income tax provisions or tax benefits were provided in the three and nine months ended June 30, 2005 and 2004 due to the valuation allowance provided against the net change in deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years. The Company has federal tax credit and net operating loss carryforwards of approximately $11.6 million and $200.5 million, respectively, as of September 30, 2004. Income tax provisions for the three and nine months ended June 30, 2005 and 2004 include minimum state taxes.

Liquidity and Capital Resources

                                                                      June 30,      September 30,

           (in thousands)                                               2005            2004
                                                                    ------------    ------------
         Cash and cash equivalents                                  $      1,035    $        586
         Working capital (deficit)                                       (37,061)        (40,938)
         Total assets                                                     12,746          11,264
         Long-term debt, including current portion                        32,019          37,281
         Total liabilities (excluding redeemable preferred stock)         46,511          49,298

                                                    Three Months Ended June 30,        Nine Months Ended June 30,

                                                       2005             2004             2005              2004
                                                       ----             ----             ----              ----
           Net cash provided (used) by:
                Operating activities                     188              408            2,166              (337)
                Investing activities including
                acquisition cash of $835               3,576               (5)           3,575                77

                Financing activities                  (3,662)            (500)          (5,292)           (1,277)

Note: Significant risk factors exist due to the Company's limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See "Risk Factors" below for further discussion.

Cash Flows

Net cash provided by operating activities totaled $188,000 in the three months ended June 30, 2005 compared to net cash provided by operating activities of $408,000 in the three months ended June 30, 2004. The net income in the 2005 quarter was $1,325,000. Non-cash items included in this net income were expenses for depreciation of $70,000, gains on claim reductions of $12,000, increase in inventory obsolescence reserves $164,000, and a recovery for a note receivable of $1,989,000. Such recovery represents the non-cash portion of the net assets acquired and liabilities assumed of Ahead Communications Systems, Inc. ("ACS") which the Company acquired as final settlement of a note receivable from ACS (see Note 2 in the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB). Accounts receivable, net of acquisition, increased $811,000 in the 2005 quarter due to a large proportion of product shipments not occurring until later in the quarter. Inventories, net of acquisition, were lower by $217,000 as the Company was able to achieve shipments of on-hand inventories to satisfy customer orders and generate a source of cash through reduced purchasing. Other sources of cash include unpaid interest which accrued on the Company's debt and increased $631,000; tax liabilities increased $198,000 primarily for property taxes; and unpaid professional fees increased $169,000. Other sources of cash totaled a net amount of $226,000.

The net income in the 2004 quarter was $110,000. Non-cash items included in this net income were expenses for depreciation of $49,000 and gains on claim reductions of $788,000. A reduction in accounts receivable resulted in a source of cash of $942,000. Unpaid interest which accrued on the Company's debt increased $591,000. Unpaid professional fees were reduced $325,000 due primarily to the contingent fee negotiation in 2004 described above in the SG&A section. A reduction in accrued property tax accounted for a decrease in cash of $186,000. Other sources of funds totaled a net amount of $15,000.

Net cash provided by operating activities totaled $2,166,000 in the nine months ended June 30, 2005 compared to net cash used of $337,000 in the nine months ended June 30, 2004. The net income in 2005 was $4,269,000. Non-cash items included were expenses for depreciation of $190,000, gains on claim reductions of $258,000, a reduction in the reserve for foreign income taxes of $369,000, an increase in inventory obsolescence reserves of $164,000 and a reduction in the reserve for a note receivable of $3,902,000. An increase in accounts receivable amounted to $250,000. Inventories decreased by $1,048,000 as the Company utilized shipments of on-hand inventories to satisfy orders. Other sources of funds totaled a net amount of $146,000.

The net loss in the 2004 fiscal year was $40,000. Non-cash items included were expenses for depreciation of $143,000 and gains on claim reductions of $2,118,000. A decrease in accounts receivable of $661,000 and in inventories of $642,000 provided fund sources of $1,303,000. Decreases in accrued payroll amounted to $516,000. Unpaid interest which accrued on the Company's debt increased $1,839,000. Other sources of cash totaled a net amount of $211,000.

Cash provided by investing activities in the quarter ended June 30, 2005 was $3,576,000 due to collections of notes receivable of $3,583,000 offset by $7,000 of capital equipment expenditures. This compares to $5,000 of capital equipment expenditures in the quarter ended June 30, 2004.

For the nine months ended June 30, 2005, cash provided by investing activities included note receivable collections of $3,594,000, offset in part by $19,000 of equipment purchases. For the nine months ended June 30, 2004, cash provided by investing activities was $77,000 due to the collection of a note receivable of $111,000 offset by $34,000 of equipment purchases.

Cash used by financing activities of $3,662,000 for the quarter ended June 30, 2005 represented $3,561,000 in principal payments on the Company's term obligation and $101,000 in installment payments on notes payable.

Cash used by financing activities of $500,000 for the same time period one year ago represented principal payments of $750,000 on the Company's term obligation offset by $250,000 of proceeds received from notes payable to related parties.

Cash used in financing activities was $5,292,000 for the nine months ended June 30, 2005 as compared to $1,277,000 for the nine months ended June 30, 2004. Principal payments on the term obligation were $5,405,000 and $2,627,000 for the nine months ended June 30, 2005 and 2004, respectively. Proceeds from the issuance of notes payable provided $214,000 of cash in the nine months ended June 30, 2005 while proceeds from the issuance of notes payable to related parties provided $1,350,000 of cash in the nine months ended June 30, 2004. Payments on notes payable were $101,000 in nine months ended June 30, 2005.

Liquidity

The Company has no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of bankruptcy-related and other professional fees, delinquent property taxes, priority tax claims and monthly payments of principal and interest (currently such principal and interest totals approximately $290,000 each month) under its senior loan agreement. Furthermore, the Company has significant outstanding obligations to pay total long-term debt of approximately $32.0 million, along with interest thereon.

The Company's failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Note 5 to Notes to Financial Statements included in Item 1 to this Form 10-QSB). Although the Company was not in default of the financial covenant as of September 30, 2004, it was necessary for the Company to obtain a waiver of compliance with such covenant in order to avoid a default as the Company did not meet the financial covenant requirement.

Since emerging from bankruptcy, the Company has incurred losses before recovery on a note receivable, reorganization items and income taxes of approximately $4.5 million. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described below in "Risk Factors". There can be no assurance that the Company will be able to avoid a default on the senior loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($8.5 million at June 30, 2005) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection.

The Company emerged from Chapter 11 bankruptcy on September 15, 2003 pursuant to a court-approved plan of reorganization. Under this plan the Company intends to pay all creditors 100% of their allowed claims based upon a five year business plan. The ability to meet the objectives of this business plan is directly affected by the factors described below in the "Risk Factors" section. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet its business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. Since the Company has no current ability to borrow additional funds, it cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of technologies or that would significantly dilute the Company's stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

Since filing for Chapter 11 bankruptcy protection on November 2, 2001, operations have been funded primarily through cash generated from operations and loans from related parties. Proceeds realized from sales and liquidations of non-core assets were required to be used to pay down the senior secured debt.

At June 30, 2005 the Company's principal source of liquidity included cash and cash equivalents of $1,035,000 compared to $586,000 at September 30, 2004. At June 30, 2005, the Company's working capital was a deficit of approximately $37.0 million. Negative working capital reflects the classification of all long-term secured debt as current liabilities as a result of non-compliance with a financial covenant for which a waiver was obtained (see Note 5 of the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB).

The Company has significant unpaid professional fees (approximately $1.6 million), and delinquent property taxes (approximately $485,000) at June 30, 2005 that are expected to be paid in fiscal 2005. In addition, the next installment of priority tax claims (approximately $290,000) is due on September 15, 2005. In order to meet these and other future payments, the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

As a result of the potential liquidity and cash flow risks described above, the Company's independent auditors expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's fiscal 2004 financial statements.

Management has responded to such risks as part of an ongoing strategy by restructuring its sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, in fiscal 2004 the Company obtained $1.6 million from loans from related parties to be used primarily for replacement of senior indebtedness being repaid with the proceeds (see Note 5 of the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce senior secured debt and related interest. On May 5, 2005 the Company received $2.7 million in recovery on a note receivable and used the proceeds to pay down senior secured debt (see Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-QSB).

Critical Accounting Policies

The Company's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements, the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. Furthermore, certain estimates were used to value the assets acquired and liabilities assumed in an acquisition on June 30, 2005 and such estimates are subject to change when additional information concerning valuation is completed (see Note 2 of the Notes to Condensed Consolidated Financial Statements included in Section 1 in this Form 10-QSB). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgements.

Revenue Recognition. The Company recognizes a sale when the product is shipped and the following four criteria are met upon shipment: (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer;
(3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies including stock rotation for sales to distributors that maintain a stock of the Company's products. Service revenue is either recognized when the service is performed or, in the case of maintenance contracts, on a straight-line basis over the term of the contract.

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

Note Receivable Reserve. In August 2001, the Company received a note in the amount of $17.0 million as partial consideration for the sale of its Broadband Systems division and retained a security interest in the underlying assets sold. Shortly thereafter, the Company, the purchaser (Ahead Communications Systems,

Inc.) and the purchaser's parent company in Austria (Ahead Communications Systems AG) which had guaranteed payment of the note, all filed for bankruptcy protection, the purchaser defaulted on the note payment and disputes arose relating to the division sale agreements. As a result, the Company established a valuation reserve for a substantial portion of the note and recorded a related loss in fiscal 2001. On May 5, 2005 the company received a $2.7 million recovery on the note and used the proceeds to pay down senior secured debt. On June 30, 2005 final settlement of the note occurred when the business of Ahead Communications Systems, Inc. was acquired.

Inventories. The Company values inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Agreements with certain customers provide for return rights. The Company is able to reasonably estimate these returns and they are accrued for at the time of shipment. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on product demand for the preceding twelve months. Historical product demand may prove to be an inaccurate indicator of future demand in which case the Company may increase or decrease the provision required for excess and obsolete inventory in future periods. The Company has possession of inventory, from a former division that was sold in 2001 and reacquired on June 30, 2005, which has been written off for financial reporting purposes. If the Company is able to sell inventory in the future that has been previously written down or off, such sales will result in higher than normal gross margin.

Furthermore, the acquired business, Ahead Communications Systems, Inc. had not maintained perpetual inventory records or performed analysis to establish excess and obsolete inventory reserves. Such record-keeping and analysis is in process but not complete. Management has used estimates for purposes of including the new Company's inventory balance in the consolidated balance sheet at June 30, 2005, the date of acquisition. However, there can be no assurance that such balance will not change upon completion of the record-keeping and analysis.

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

Impairment of Long-Lived Assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No.
144. The Company's long-lived assets consist of real estate, property and equipment. At June 30, 2005 and September 30, 2004, real estate represents the only significant remaining long-lived asset that has not been fully written down for impairment.

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

     GDC Limited and Negative Operating History Since Emerging from Bankruptcy. The Company emerged from bankruptcy on September 15, 2003. The Company had voluntarily filed for protection under Chapter 11 of the US Bankruptcy Code on November 2, 2001, after incurring seven consecutive years of losses and selling three of its four operating divisions in 2001. Accordingly, an investor in our common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by a Company emerging from Chapter 11 and that operates in rapidly evolving markets such as the telecommunications equipment industry.

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

     Limited Financial Resources and Risk of Default. The Company has virtually no current ability to borrow additional funds. It must, therefore, substantially fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of bankruptcy-related and other professional fees, delinquent property taxes, priority tax claims and monthly payments of principal and interest (currently such principal and interest totals approximately $290,000 per month) under its new loan agreement. Furthermore, the Company has significant outstanding obligations and commitments (see Item 7 of the Company's annual report on Form 10-K for the year ended September 30, 2004 as filed with the Securities and Exchange Commission, in the section on "Liquidity", for additional discussion of this Risk Factor and the Company's contractual cash obligations as of September 30, 2004).

The Company's failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Notes 1 and 4 to Notes to Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended September 30, 2004 as filed with the Securities and Exchange Commission). As of September 30, 2004, it was necessary to obtain a waiver of compliance with such covenant in order to avoid a default as the Company did not meet the financial covenant requirement.

Since emerging from bankruptcy, the Company incurred losses before recoveries on note receivable, reorganization items and income taxes of approximately $4.5 million. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described in this "Risk Factors" section.

There can be no assurance that the Company will be able to avoid a default on the new loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($8.5 million at June 30, 2005) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection. In addition, the Company's senior loan agreement provides the lenders with warrants to (i) purchase up to 51% (currently 20%) of the Company's common stock at $.01 per share in the event of default, and (ii) purchase 10% of the Company's common stock if the debt owing to them is not fully paid by December 31, 2004. Such debt was not fully paid by December 31, 2004. Both such warrants and any common stock issued thereunder will be cancelled if the senior lender's outstanding debt is fully paid by December 31, 2007.

     Dependence on Legacy and Recently Introduced Products and New Product Development. The Company's future results of operations are dependent on market acceptance of existing and future applications for the Company's current products and new products in development. The majority of sales continue to be provided by the Company's legacy products, primarily the DSU/CSU, V.34 lines which represented approximately 80% of net product sales in fiscal 2004 and in the first nine months of fiscal 2005. The Company anticipates that net sales from legacy products will decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

Market acceptance of the Company's recently introduced and future product lines, including those of ACS, is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunication services, market acceptance of multiservice access devices, the availability and price of competing products and technologies, and the success of the Company's sales and marketing efforts. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Failure to introduce new products in a timely manner in order to replace sales of legacy products could cause customers to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations.

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

A small number of customers have historically accounted for a majority of the Company's sales. Sales to the Company's top five customers accounted for 56% and 61% of sales in fiscal 2004 and 2003, respectively. Ahead Communications Systems, Inc., whose business was acquired by the Company on June 30, 2005, also has a high concentration of sales in a few enterprise customers. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. GDC expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2005, and possibly beyond. The loss of one or more of service provider or enterprise customers, such as occurred during the past three years through industry consolidation or otherwise, could have a material adverse effect on the Company's sales and operating results. A bankruptcy filing by one or more of the Company's major customers could materially adversely affect the Company's business, financial condition and results of operations.

     Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales and technical personnel. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. The Company does not have employment contracts with its key employees. The Company implemented significant wage and staff reductions in recent years, which may make it more difficult to attract and retain key personnel. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to attract qualified personnel, could delay product development cycles or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations.

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

All of the above factors are difficult for the Company to forecast, and these or other factors can materially and adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a certain extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis. In addition, the Company has had, and in some future quarter may have operating results below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See "Potential Volatility of Stock Price".

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

Industry consolidation could lead to competition with fewer, but stronger competitors. In addition, advanced termination products are emerging, which represent both new market opportunities, as well as a threat to the Company's current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco, Lucent Technologies, Inc. and Nortel Networks, into other equipment such as routers and switches. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected. Many of the Company's current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company's competitors have long-established relationships with network service providers and enterprises. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

     Rapid Technological Change. The network access and telecommunications equipment markets in general are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The Company may need to supplement its internal expertise and resources with specialized expertise or intellectual property from third parties to develop new products.

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

     Risks Associated With Entry into International Markets. The Company has had limited direct sales to customers outside of North America since 2001. The Company has little recent experience in international markets with the exception of a few direct customers and resellers/integrators. With the exception of sales into Western Europe through a subsidiary in France, Ahead Communication Systems, Inc., which was acquired by the Company on June 30, 2005, also has limited international sales experience. The Company intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in supporting foreign customers, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company's sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risk of Third Party Claims of Infringement. The network access, private enterprise and telecommunications equipment industries in general are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the related patent is issued and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, could relate to the Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future.

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

ITEM 3.  CONTROLS AND PROCEDURES

For the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective to ensure the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Changes in internal controls over financial reporting occurred during the period covered by this Quarterly Report on Form 10-QSB. As a result of the acquisition of Ahead Communications Systems, Inc. ("ACS") on June 30, 2005, the Company's management has concluded that there are inadequate controls over ACS financial reporting. The Company's internal control over financial reporting as to the ACS segment may be materially affected until remedied, which implementation of controls is planned to occur in the quarter ended September 30, 2005.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000. Such dividend arrearages total $8,863,875 as of June 30, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Reference is made to Note 7, "2005 Stock and Bonus Plan" included in Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-QSB for a description of the new 2005 Stock and Bonus Plan adopted January 26, 2005 and previously filed as an exhibit.

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


August 15, 2005                       /s/ WILLIAM G. HENRY
---------------                       ------------------------------------------
                                      William G. Henry
                                      Vice President, Finance and Administration
                                      Chief Financial Officer