Form 10QSB/A
period 2005-06-30
GENERAL DATACOMM INDUSTRIES INC
filed 2005-10-21
CIK 40518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2005
                                             -------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from__________to__________

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

                                  Yes [X] No[ ]

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

                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB/A



PART I     FINANCIAL INFORMATION                                            Page
------                                                                      ----

Item 1.    Financial Statements (unaudited):
             Condensed Consolidated Balance Sheets as of
               June 30, 2005 and September 30, 2004............................3
             Condensed Consolidated Statements of Operations for
               the Three Months and Nine Months Ended June 30, 2005 and 2004...4
             Condensed Consolidated Statements of Cash Flows for
               the Three Months and Nine Months Ended June 30, 2005 and 2004...5
             Notes to the Condensed Consolidated Financial Statements......... 6

Item 2.    Management's Discussion and Analysis or Plan of Operation..........15

Item 3.    Controls and Procedures ...........................................32

PART II    OTHER INFORMATION
-------

Item 1.    Legal Proceedings..................................................32

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........32

Item 3.    Defaults Upon Senior Securities....................................32

Item 4.    Submission of Matters of a Vote of Security Holders................33

Item 5.    Other Information..................................................33

Item 6.    Exhibits...........................................................33


Explanatory note:

           This form 10-QSB/A Amendment is being filed to correct and expand the disclosure regarding the acquisition of the assets and business of Ahead Communications Systems, Inc.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        General DataComm Industries, Inc.
                      Condensed Consolidated Balance Sheets
                          (in thousands except shares)

                                                                                                  June 30,     September 30,
                                                                                                    2005            2004*
                                                                                                (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
Assets:
Current assets:
     Cash and cash equivalents                                                                  $      1,035    $        586
     Accounts receivable, less allowance for doubtful accounts of
      $698 at June 30, 2005 and $586 at September 30, 2004                                             3,556           2,136
     Inventories                                                                                       3,398           4,110
     Other current assets                                                                                461             227
----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                   8,450           7,059
----------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                                     4,296           4,205
============================================================================================================================
Total Assets                                                                                    $     12,746    $     11,264
============================================================================================================================

Liabilities and Stockholders' Deficit:
Current liabilities:
     Current portion of long-term debt ($3,808 in 2005 and 2004 owed to related parties)        $     32,019    $     37,281
     Accounts payable                                                                                  1,770           1,662
     Accrued payroll and payroll-related costs                                                           819             271
     Accrued interest ($160 in 2005 and $15 in 2004 owed to related parties)                           4,736           2,777
     Other current liabilities ($685 in 2005 and $280 in 2004 owed to related parties)                 6,167           6,006
----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                             45,511          47,997
----------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion                                                                      --              --
Other liabilities                                                                                      1,000           1,301
============================================================================================================================
Total Liabilities                                                                                     46,511          49,298
============================================================================================================================

Commitments and contingencies                                                                             --              --

Stockholders' deficit:
   Preferred stock, par value $1.00 per share, 2,000,000 shares
      authorized, none outstanding                                                                        --              --
   9% Preferred stock, par value $1.00 per share, 800,000 shares authorized, 787,900  shares issued and  outstanding; $28.6
      million liquidation preference at June 30, 2005                                                    788             788
   Class B common stock, par value $.01 per share, 5,000,000 shares
      authorized;  664,978 shares issued and outstanding                                                   7               7
   Common stock, par value $.01 per share, 25,000,000 shares authorized;
      3,329,372 shares issued                                                                             33              33
   Capital in excess of par value                                                                    198,433         198,433
   Accumulated deficit                                                                              (232,881)       (237,150)
   Common stock held in treasury, at cost; 1,961 shares                                                 (145)           (145)
============================================================================================================================
Total Stockholders' Deficit                                                                          (33,765)        (38,034)
============================================================================================================================
Total Liabilities and Stockholders' Deficit                                                     $     12,746    $     11,264
============================================================================================================================

* Derived from the Company's audited consolidated balance sheet at September 30, 2004.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)
                        (in thousands except share data)


                                                                          Three Months Ended              Nine Months Ended
                                                                               June 30,                        June 30,
                                                                     ----------------------------    ----------------------------

                                                                             2005            2004            2005            2004
---------------------------------------------------------------------------------------------------------------------------------
Revenues                                                             $      3,607    $      3,605    $     10,834    $     12,800
Cost of revenues                                                            1,635           1,544           4,510           5,419
---------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                                1,972           2,061           6,324           7,381

Operating expenses:

  Selling, general and administrative                                       1,323           1,156           3,658           4,758
  Research and product development                                            553             670           1,633           2,124
---------------------------------------------------------------------------------------------------------------------------------
                                                                            1,876           1,826           5,291           6,882
Operating  income                                                              96             235           1,033             499

Other income (expense):
  Interest expense                                                           (845)           (869)         (2,586)         (2,659)
  Gain on sale of minority interest                                            --              --             300              --
  Recoveries on note receivable                                             1,989              --           4,737              --
  Other, net                                                                   61             (38)            157              99
---------------------------------------------------------------------------------------------------------------------------------
                                                                            1,205            (907)          2,608          (2,560)

Income (loss) before reorganization items and income taxes                  1,301            (672)          3,641          (2,061)

---------------------------------------------------------------------------------------------------------------------------------

Reorganization items:
             Claims reductions                                                 12             788             258           2,118
---------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                  1,313             116           3,899              57

Income tax provision (benefit)                                                (12)              6            (370)             17
---------------------------------------------------------------------------------------------------------------------------------

Net income                                                                  1,325             110           4,269              40

Less:  dividends applicable to preferred stock                               (443)           (443)         (1,329)         (1,337)
---------------------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common and Class B stock             $        882    $       (333)   $      2,940    $     (1,297)
=================================================================================================================================

Earnings (loss) per share:
                                                                     $       0.22    $      (0.08)   $       0.75    $      (0.33)
    Basic - common stock                                             $       0.20    $      (0.08)   $       0.68    $      (0.33)
    Basic - Class B stock                                            $       0.15    $      (0.08)   $       0.51    $      (0.33)
    Diluted

=================================================================================================================================

Weighted average number of common and Class B
      shares outstanding:
      Basic                                                             3,994,273       3,968,850       3,981,995       3,966,040
      Diluted                                                           6,225,197       3,968,850       6,015,917       3,966,040
=================================================================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                                Three Months Ended           Nine Months Ended
                                                                                      June 30,                     June 30,
                                                                              ------------------------    ------------------------
                                                                                 2005          2004          2005          2004
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                             $    1,325    $      110    $    4,269    $       40
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
     Depreciation and amortization                                                    70            49           190           143
     Gain on claim reductions                                                        (12)         (788)         (258)       (2,118)
     Reduction in note receivable reserve                                         (1,989)           --        (4,737)           --
     Reduction in reserve for foreign income taxes                                    --            --          (369)           --
     Increase in inventory obsolescence reserve                                      164            --           164            --
     Changes in:
        Accounts receivable                                                         (811)          942          (250)          661
        Inventories                                                                  217           478         1,048           642
        Accounts payable                                                            (152)         (412)          (85)         (303)
        Accrued payroll and payroll-related costs                                     90          (156)          190          (516)
        Other net current liabilities                                              1,287          (420)        2,162          (419)
        Other net long-term assets                                                    (1)          605          (158)        1,533
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                                     188           408         2,166          (337)
==================================================================================================================================

Cash flows from investing activities:
  Acquisition of property, plant and equipment, net                                   (7)           (5)          (19)          (34)
  Note receivable collections (including $835 of cash in company acquired)         3,583            --         3,594           111
----------------------------------------------------------------------------------------------------------------------------------

Net cash  provided (used) by investing activities                                  3,576            (5)        3,575            77
==================================================================================================================================

Cash flows from financing activities:
  Proceeds from notes payable to related parties                                      --           250            --         1,350
  Proceeds from notes payable                                                         --            --           214            --
  Principal payments on notes payable                                               (101)                       (101)
  Principal payments on term obligation                                           (3,561)         (750)       (5,405)       (2,627)
----------------------------------------------------------------------------------------------------------------------------------

Net cash used by financing activities                                             (3,662)         (500)       (5,292)       (1,277)
==================================================================================================================================

Net increase (decrease) in cash and cash equivalents                                 102           (97)          449        (1,537)

Cash and cash equivalents, beginning of period                                       933           998           586         2,438
----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                      $    1,035    $      901    $    1,035    $      901
----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                 $      173    $      259    $      597    $      760
     Income and franchise taxes                                               $        4    $        8    $       49    $       25
     Reorganization items                                                     $        5    $       45    $      235    $      458
  The assets acquired of Ahead Communications Systems, Inc. net of liabilities assumed were $1,989
==================================================================================================================================

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

2. Recoveries on Note Receivable Arising from Sale of Business

In August 2001, the Company received a note in the amount of $17.0 million as partial consideration for the sale of its Asynchronous Transfer Mode business and retained a security interest in the underlying assets. As repayment of the note, which constituted the principal consideration in the transaction, was dependent on future successful operations of the purchaser (Ahead Communications Systems, Inc. or "ACS"), the Company determined that it retained substantial rights of ownership of the business. Accordingly, although legal transfer of ownership of the business occurred, the sale was not treated as a divestiture for accounting purposes. Shortly after the sale, the Company, ACS and ACS's parent company in Austria (Ahead Communications Systems AG), which had guaranteed payment of the note, all filed for bankruptcy protection, ACS defaulted on the note payment and disputes arose relating to the division sale agreements. Accordingly, in fiscal 2001 the Company recorded an impairment charge related to the assets. At September 30, 2004, the Company's prior fiscal year end, the Company recorded the assets sold to ACS as fully impaired by providing a valuation allowance against the note.

On May 5, 2005 the Company received a payment of $2,747,848 in partial satisfaction of the note, as a result of the liquidation of ACS's parent company in Austria. Such payment was used to reduce senior secured debt as required under the Company's Plan of Reorganization, which was approved when it emerged from Chapter 11 bankruptcy on September 15, 2003, and the loan agreement entered into as part of the Plan of Reorganization. The Company recorded a gain for the amount of the payment in the quarter ended March 31, 2005.

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

The Company recorded a gain of $1,989,000 in the quarter ended June 30, 2005 to reflect the fair value of the ACS assets received less certain liabilities assumed in final settlement of the note that ACS owed to the Company. Such assets and liabilities and resulting gain were as follows (unaudited):

        Cash                                                    $   834,000
        Accounts receivable, net                                  l,170,000
        Inventories                                                 500,000
        Other current assets                                        131,000
                                                                -----------
        Total current assets                                      2,635,000
        Property, plant and equipment                               233,000
                                                                -----------
        Total Assets                                              2,868,000
                                                                -----------
        Accounts payable                                            193,000
        Accrued payroll and payroll-related expenses                358,000
        Other current liabilities                                   328,000
                                                                -----------
        Total Liabilities                                           879,000
                                                                -----------

        Net gain                                                $ 1,989,000
                                                                ===========


All of the above assets for which values were ascribed were acquired by ACS since the original assets were transferred in fiscal 2001. The valuation of such assets reflects estimates of fair values that are subject to change when finally determined. Furthermore, all other asset and liability amounts were derived from ACS's unaudited books and records, which amounts may also change upon completion of the Company's review. Any such changes will result in a corresponding change in the amount of the gain. Because the final settlement of the ACS note occurred on June 30, 2005, no results of operations of ACS are included in the Company's Consolidated Statement of Operations for the periods ended June 30, 2005.


The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the three and nine months ended June 30, 2005 and 2004 combined with the operations of ACS as though final settlement of the ACS note had been completed as of October 1, 2003.

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

4.  Inventories

Inventories consist of (in thousands):

                                                  June 30,       September 30,
                                                    2005             2004
  ------------------------------------------------------------------------------
  Raw materials                                   $   714          $ 1,124
  Work-in-process                                   1,588            1,323
  Finished goods                                    1,096            1,663
  ------------------------------------------------------------------------------
                                                  $ 3,398          $ 4,110
  ------------------------------------------------------------------------------

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

Proforma results, representative of financial results which would have been reported by the Company if it had adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, are summarized below (amounts in thousands, except per share data):

                                                           Three Months Ended June 30,      Nine Months Ended June 30,

                                                               2005            2004            2005            2004
                                                           ------------    ------------    ------------    ------------
Net income (loss), as reported                             $      1,325    $        110    $      4,269    $         40
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards                                                    (61)            (20)           (116)            (65)
-----------------------------------------------------------------------------------------------------------------------
Proforma net income (loss)                                        1,264              90           4,153             (25)
Dividends applicable to preferred stock                            (443)           (443)         (1,329)         (1,337)
-----------------------------------------------------------------------------------------------------------------------
Proforma net income (loss) applicable to common and
   Class B stock                                           $        821    $       (353)   $      2,824    $     (1,362)
=======================================================================================================================
Proforma  earnings (loss) per share:
    Basic earnings (loss) per common share                 $       0.22    $       (0.9)   $       0.75    $      (0.34)
    Basic earnings (loss) per Class B share                $       0.20    $       (0.9)   $       0.68    $      (0.34)
    Diluted earnings (loss) per common and Class B Share   $       0.13    $       (0.9)   $       0.47    $      (0.34)
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Notice Concerning Forward-Looking Statements

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB/A AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2004 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

THIS QUARTERLY REPORT ON FORM 10-QSB/A CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE HEADING "RISK FACTORS" BELOW. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS OR REASONS WHY ACTUAL RESULTS MAY DIFFER.

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

On June 30, 2005, pursuant to a plan approved by Bankruptcy Court in Connecticut having jurisdiction over ACS, the Company acquired the assets, certain liabilities and business of ACS (see Note 2 in the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB/A).

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

Other items included in other income (expense) for the three months ended June 30, 2005 were $1,989,000 from the recovery of a note receivable (see Note 2 in the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB/A) and the net amount of $61,000 which includes $15,000 in sales of components no longer used and $38,000 received from a tradename license. For the three months ended June 30, 2004, other income (expense) included a net expense of $38,000 comprised of $57,000 in foreign exchange losses offset in part by $15,000 in sales of components no longer used.

Other items included in other income (expense) for the nine months ended June 30, 2005 and 2004 totaled $5,194,000 and $99,000, respectively. The 2005 amount includes $4,737,000 from the recovery of a note receivable (see Note 2 in the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB/A), $300,000 profit on sale of a 25% minority interest in a Mexican Company, $79,000 in sales of components no longer used, $82,000 received from a tradename license and $23,000 received from settlement of litigation, offset by foreign exchange losses of $75,000. The 2004 amount includes $89,000 from the sale of excess assets (furniture, equipment and components), $33,000 in reimbursement of retirement plan administrative expenses, offset by foreign exchange losses of $55,000.

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

Provision for Income Taxes

The tax provision for the nine months ended June 30, 2005 includes a credit of $369,194 due to the favorable settlement of a foreign income tax claim (see Note 6 in Notes to Condensed Consolidated Financial Statements in Item 1 in this Form 10-QSB/A). Apart from recording this settlement, no federal income tax provisions or tax benefits were provided in the three and nine months ended June 30, 2005 and 2004 due to the valuation allowance provided against the net change in deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years. The Company has federal tax credit and net operating loss carryforwards of approximately $11.6 million and $200.5 million, respectively, as of September 30, 2004. Income tax provisions for the three and nine months ended June 30, 2005 and 2004 include minimum state taxes.

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

Cash Flows

Net cash provided by operating activities totaled $188,000 in the three months ended June 30, 2005 compared to net cash provided by operating activities of $408,000 in the three months ended June 30, 2004. The net income in the 2005 quarter was $1,325,000. Non-cash items included in this net income were expenses for depreciation of $70,000, gains on claim reductions of $12,000, increase in inventory obsolescence reserves $164,000, and a recovery for a note receivable of $1,989,000. Such recovery represents the non-cash portion of the net assets acquired and liabilities assumed of Ahead Communications Systems, Inc. ("ACS") which the Company acquired as final settlement of a note receivable from ACS (see Note 2 in the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB/A). Accounts receivable, net of acquisition, increased $811,000 in the 2005 quarter due to a large proportion of product shipments not occurring until later in the quarter. Inventories, net of acquisition, were lower by $217,000 as the Company was able to achieve shipments of on-hand inventories to satisfy customer orders and generate a source of cash through reduced purchasing. Other sources of cash include unpaid interest which accrued on the Company's debt and increased $631,000; tax liabilities increased $198,000 primarily for property taxes; and unpaid professional fees increased $169,000. Other sources of cash totaled a net amount of $226,000.

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

The Company's failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Note 5 to Notes to Financial Statements included in Item 1 to this Form 10-QSB/A). Although the Company was not in default of the financial covenant as of September 30, 2004, it was necessary for the Company to obtain a waiver of compliance with such covenant in order to avoid a default as the Company did not meet the financial covenant requirement.

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

At June 30, 2005 the Company's principal source of liquidity included cash and cash equivalents of $1,035,000 compared to $586,000 at September 30, 2004. At June 30, 2005, the Company's working capital was a deficit of approximately $37.0 million. Negative working capital reflects the classification of all long-term secured debt as current liabilities as a result of non-compliance with a financial covenant for which a waiver was obtained (see Note 5 of the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB/A).

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

Management has responded to such risks as part of an ongoing strategy by restructuring its sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, in fiscal 2004 the Company obtained $1.6 million from loans from related parties to be used primarily for replacement of senior indebtedness being repaid with the proceeds (see Note 5 of the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB/A). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce senior secured debt and related interest. On May 5, 2005 the Company received $2.7 million in recovery on a note receivable and used the proceeds to pay down senior secured debt (see Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-QSB/A).

Critical Accounting Policies

The Company's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements, the instructions to Form 10-QSB/A and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. Furthermore, certain estimates were used to value the assets acquired and liabilities assumed in an acquisition on June 30, 2005 and such estimates are subject to change when additional information concerning valuation is completed (see Note 2 of the Notes to Condensed Consolidated Financial Statements included in Section 1 in this Form 10-QSB/A). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgements.

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

Impairment of Assets Transferred under Contractual Obligations.In August 2001, the Company received a note in the amount of $17.0 million as partial consideration for the sale of its Asynchronous Transfer Modem business and retained a security interest in the underlying assets sold. Shortly thereafter, the Company, the purchaser (Ahead Communications Systems, Inc.) and the purchaser's parent company in Austria (Ahead Communications Systems AG) which had guaranteed payment of the note, all filed for bankruptcy protection, the purchaser defaulted on the note payment and disputes arose relating to the division sale agreements. Accordingly, in fiscal 2001 the Company recorded an impairment charge related to the assets sold. On May 5, 2005 the Company received a $2.7 million recovery on the note and used the proceeds to pay down senior secured debt. On June 30, 2005 final settlement of the note occurred when the assets and business of Ahead Communications Systems, Inc. were transferred to a newly formed subsidiary of the Company.

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

Furthermore, the transferred business, Ahead Communications Systems, Inc. had not maintained perpetual inventory records or performed analysis to establish excess and obsolete inventory reserves. Such record-keeping and analysis is in process but not complete. Management has used estimates for purposes of including the new Company's inventory balance in the consolidated balance sheet at June 30, 2005, the date of transfer. However, there can be no assurance that such balance will not change upon completion of the record-keeping and analysis.

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

RISK FACTORS

THIS QUARTERLY REPORT ON FORM 10-QSB/A CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THIS HEADING.

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

Changes in internal controls over financial reporting occurred during the period covered by this Quarterly Report on Form 10-QSB/A: As a result of the acquisition of Ahead Communications Systems, Inc. ("ACS") on June 30, 2005, the Company's management has concluded that there are inadequate controls over ACS financial reporting. The Company's internal control over financial reporting as to the ACS segment may be materially affected until remedied, which implementation of controls is planned to occur in the quarter ended September 30, 2005.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Reference is made to Note 7, "2005 Stock and Bonus Plan" included in Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-QSB/A for a description of the new 2005 Stock and Bonus Plan adopted January 26, 2005 and previously filed as an exhibit.

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


                                     GENERAL DATACOMM INDUSTRIES, INC.


October 21, 2005                     /s/ WILLIAM G. HENRY
----------------                     -------------------------------------------
                                     William G. Henry
                                     Vice President, Finance and Administration
                                     Chief Financial Officer