Form 10KSB
period 2005-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 2006-01-13
CIK 40518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from _________to ____________

                          Commission File number 1-8086

                        GENERAL DATACOMM INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                           06-0853856
--------------------------------------------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporated organization)                          Identification Number)

6 Rubber Avenue, Naugatuck, Connecticut                          06770
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


         Issuer's telephone number, including area code: (203)-729-0271
                           --------------------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock,
                                                                $.01 par value
                                                              ------------------
                                                               (Title of Class)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         YES |X|  NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $14,429,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price of such shares as quoted on the Pink Sheets on December 8, 2005: $1,553,473. Shares of the registrant's voting common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                YES |X|  NO |_|

                   (Applicable only to Corporate Registrants)

State the number of shares outstanding of each of the issuer's classes of common equity outstanding as of December 8, 2005:
                        3,342,364 Shares of Common Stock
                         653,947 Shares of Class B Stock

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format:       Yes|_|;  No|X|

                        GENERAL DATACOMM INDUSTRIES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

PART I                                                                   Page #s
------                                                                   -------

Item 1.    Description of Business............................................4
           Risk Factors......................................................10
Item 2.    Description of Property...........................................17
Item 3.    Legal Proceedings.................................................17
Item 4.    Submission of Matters to a Vote of Security Holders...............17

PART II
-------

Item 5.    Market for Common Equity and Related Stockholder Matters..........17
Item 6.    Management's Discussion and Analysis or Plan of Operation.........18
Item 7.    Financial Statements .............................................28
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................50
Item 8A.   Controls and Procedures...........................................50
Item 8B.   Other Information ................................................50

PART III
--------

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act........50
Item 10.   Executive Compensation............................................52
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters........................55
Item 12.   Certain Relationships and Related Transactions....................57
Item 13    Exhibits..........................................................59
Item 14.   Principal Accountant Fees and Services............................61

SIGNATURES

Subsidiaries of the Registrant

Consents of Independent Registered Public Accounting Firm

Certification of Chief Executive Officer

Certification of Chief Financial Officer

Certification of CEO and CFO

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General DataComm Industries, Inc. was incorporated in 1969 under the laws of the State of Delaware. Unless the context otherwise requires, the terms "General DataComm", "Company" and "GDC" as used here and in the following pages mean General DataComm Industries, Inc. and its subsidiaries. In addition, in the following business discussion "ATM" refers to Asynchronous Transfer Mode cell switching technology, "LAN" refers to Local Area Network and "WAN" refers to Wide Area Network, and "IP" refers to Internet Protocol Technology.

On November 2, 2001, General DataComm Industries, Inc. and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

On April 29, 2003 the Amended Joint Plan of Reorganization (the "Plan") was filed with the Bankruptcy Court. The Plan set forth the proposed reorganization of the Debtors' assets and distribution of recoveries to their creditors and equity security holders. On August 5, 2003, the Debtors' Plan was confirmed by the Bankruptcy Court and the Plan thereafter became effective on September 15, 2003.

Reference is made to Note 1 and Note 4 to the Notes to Consolidated Financial Statements presented in Item 7 of this Form 10-KSB, and to "Risk Factors" presented below.

Overview

General DataComm Industries, Inc., based in Naugatuck, Connecticut, is a provider of networking and telecommunications products, services and solutions. The Company is focused on providing multi-service provisioning solutions using multi-service access and switching products. The Company designs, assembles, markets, installs and maintains products that enable telecommunications common carriers, corporations, and governments to build, improve and more cost effectively manage their global telecommunications networks.

The Company's products and services are marketed worldwide through a combination of direct sales and distribution channels. The Company sells its products, services and solutions through its own sales organizations to common carriers (telephone and cable companies), as well as corporations and governments, system integrators, local distributors, and value-added resellers. International sales represented approximately 35% of the total Company revenues in fiscal 2005 as compared to 30% in fiscal 2004.

The Company's user base includes: local exchange carriers, including Qwest, Bell Canada, Verizon and SBC; inter-exchange carriers including MCI; corporate end users; and government entities including the Commonwealth of Kentucky and the U.K. Ministry of Defense. Multinational distributors deliver General DataComm products to markets in China, Chile, Italy, Mexico, Russia, and Saudi Arabia.

The Company's executive offices are located at 6 Rubber Avenue, Naugatuck, Connecticut, 06770, and its telephone number is (203) 729-0271.

The Company leverages the sales resources of distributors, value-added resellers, integrators and telecommunication provider channels in an effort to achieve greater sales coverage both domestically and internationally. The Network Access products produced by the Company for the most part have an inherently short selling cycle. However, the Company estimates that it takes approximately six to eighteen months to get these products approved for use in the central offices of telephone companies. Configured system products have a longer sales cycle and require a greater level of ongoing customer support.

GDC continues to shift its priorities in the overall access and multiservice switching markets. These priorities are governed by the accelerated growth of Internet-based services, packet-based (IP) voice and data services, including VoIP, WiFi and ADSL2+ deployment, all of which require increased attention to network management, performance, quality and network security.

Principal Products and Services

GDC is focused on products it believes to be targeted at market growth areas. Specifically, GDC's switching, routing and LAN extension solutions, networking products including integrated access systems for digital and analog transport and multiplexers for network consolidation, constitute the major product elements serving to meet emerging market requirements. The Company does this by delivering products to target specific applications to provide solutions that are intended to be superior in price and performance to the competition.

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

Multiplexers: GDC's multiplexer products have been long known for their reliability and flexibility. They are deployed in large Enterprise and government networks worldwide.

Multiservice Switches: The Multiservice switching family known as "Xedge" , manage multiple applications over various transport technologies and are installed in enterprise networks for critical applications.

Network Services: GDC provides a full range of Network Services from total out-sourced services to network monitoring, on site maintenance, and network security evaluations, to assist customers in managing their networks.

Security Services: GDC Professional Network Services has launched a program to provide managed security services for customers.

Product Suites

SpectraComm Family

General DataComm's SpectraComm family of NEBS Level 3 modems, CSU/DSUs and LAN products support a wide range of applications. These include T3 broadband applications including M13, T1/FT1, E1/FE1 wide-band applications, 2.4 kbps - 64 kbps DDS (Digital Data Service) narrow-band applications, switched or private line analog applications and Local Area Network applications (LAN Extension and Ethernet switching). The flexible, expandable design of the SpectraComm system accommodates network growth, spanning from a single card enclosure to a robust 16-slot shelf system. This modularity maximizes the use of network facilities and helps to reduce network management complexity. The SpectraComm Manager provides SNMP Management for an entire shelf and is compliant with the Industry Standard H.P Open View. GDC's SpectraComm devices provide unmatched packaging flexibility meaning that any of the SpectraComm devices (from 202 to V34 to T1 to T3 to IP) will fit, and are interchangeable between the various enclosures platforms. This interchangeability allows flexible inventories, lower sparing and easier deployment, resulting in overall lower costs.

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

InnovX NetPath: GDC's InnovX(R) NetPath series provides users with a wide range of products and features that support applications for small businesses. InnovX NetPath product line includes InnovX(R) NetPath 24 an Ethernet switch that supports load balancing and granular QoS and InnovX(R) NetPath VPN - a full-featured and flexible dynamic router with support for up to 100 VPN tunnels, built-in firewall, and an onboard CSU/DSU compatible with T1/FT1 and E1/FE1

DSLware: GDC's DSLware family of products support the most recent advances in ADSL2/2+ technology and allow Carriers to support LAN-based applications and Internet connectivity at greater distances and speeds.

DSLware products are equipped with router functionality and, depending on model, can support different port densities and types based on application requirements. In addition models are provided that include both the convenience of WiFi connectivity and integrated VoIP (SIP) interfaces.

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

Multiplexers

General DataComm supplies a line of multiplexing products. The TMS-3000 is a network managed bandwidth management system for high-speed wide area networks. The TMS-3000 is primarily sold to system integrators, government agencies and enterprise customers to build or expand fault tolerant resilient backbone networks. GDC also provides an access product into the TMS-3000 network for smaller branch or regional offices via the OCM feeder and Minimux platforms. The OCM platform offers connectivity to a variety of digital carrier services and uses the same bandwidth optimization techniques as the TMS-3000 to efficiently transport a changing mix of applications, LAN to WAN integration, image and video along with traditional voice and data traffic. Minimux platforms provide a data and voice solution for satellite applications where minimum latency and maximum efficiency are mandatory.

Multiservice Switches - Xedge6000

GDC's flagship Xedge6000 family of multiservice switches manages the simultaneous transport of multiple applications including data, voice and video, over various technologies such as TDM, Frame Relay, ATM, and IP. GDC Systems has focused on ATM technology as it provided the most reliable method to support the varying traffic types, with appropriate QoS, timing, traffic shaping and service inter-working. As market forces have shifted to the rise of IP MPLS backbone WAN technology GDC Systems can now accommodate multiservice applications over an IP/MPLS network.

GDC Xedge6000 of switches and related Xedge products deliver cost-effective solutions for public network providers and large private network -operators in government, transportation, utilities, energy, and education sectors. GDC also resells other products (video codecs, integrated access devices, among others) that extend the solution application reach of the Xedge6000. The ProSphere network management system provides a useful means of managing not only the Xedge family of switches but also applications such as video-conferencing

Since GDC aims to sell application solutions to its customers, it offers a range of professional services to help customers apply technology efficiently through design and consulting, diagnose and remedy problems efficiently with third level technical expert support, as well as offer training, installation and project management services as required.

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

Security Services

GDC Professional Network Services has launched a program to provide managed security services for customers. It is estimated that enterprise level customers will spend billions of dollars to acquire network security products ranging from Firewalls to Intrusion Prevention devices. GDC will select "best-of-breed" products and market them to our customer base. The first product re-sale agreement has been completed and training and certification of GDC personnel is underway. In addition to selling products, GDC will be in a position to manage various network elements through an existing Network Operations Center (NOC). This will give GDC two new revenue streams: a product purchase arrangement and a recurring revenue stream from providing management services.

Sales and Marketing

Effectively employing networking technology has become a key factor in developing a successful business. Communications networks have emerged as valuable assets that generate revenue and provide competitive advantage. General DataComm over the past 36 years has helped many of the world's largest enterprises harness the power of networking. Electronic channels of commerce have been established, and reliable public and private communication links are essential to any organization's survival. GDC's full range of products and services can support this growing network challenge. The Company's products are sold worldwide via a dedicated domestic sales force and through a domestic and international distributor network, augmented by original equipment manufacturers (OEM's), value-added resellers, system integrators and alternate service providers.

GDC's customer base includes: local exchange carriers, including incumbents such as Verizon, SBC, Qwest and Bell Canada; interexchange carriers, including MCI, and government entities including state, local and foreign governments. GDC had 4 customers which individually accounted for more than 10 % of revenue in fiscal 2005. They were Bell Canada (16%), Verizon (11%), Qwest (11%); and Harris Corp. (11%). In total, such customers accounted for approximately 49% of fiscal 2005 revenue.

Research and Development

The Company focuses its development efforts on providing enhanced functionality to its existing products, and the development of additional software-based features and functionality. Extensive product development input is obtained directly from customers and extensive monitoring of end-user needs as well as changes in the marketplace. The Company's current product development focus has been on developing IP and Ethernet access solutions and completing new products and enhancements to existing products. Company management believes that our success will depend, in part, on our ability to develop and introduce in a timely fashion new products and enhancements to our existing product lines. GDC has in the past made, and intends to continue making, significant investments in product and technological development. Research and product development activities are performed at the Company's facility in Naugatuck, Connecticut.

The Company's inability to develop new products or enhancements to existing products on a timely basis, or the failure of these new products or enhancements to achieve market acceptance, could have a material adverse effect on the Company's business.

GDC's expenditures for research and development activities amounted to $2.5 million and $2.7 million, for fiscal 2005 and 2004, respectively.

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

GDC's Naugatuck facility continued to be ISO 9001 certified during fiscal 2005.

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

Competition

The telecommunications and networking industry is intensely competitive. Each competitor offers its own solution and all are formidable competitors. Many of the Company's current and prospective competitors including ADC, Cisco, Adtran, Paradyne, Network Equipment Technologies and Alcatel, have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources. There can be no assurance that we will be able to maintain or grow our market share of multi-service access and other products.

Patents and Related Rights

The Company presently owns approximately 66 domestic patents and has no additional applications pending. All of these patents and applications have also been filed in Canada; most also have been filed in various other foreign countries. Many of those filed outside the United States have been allowed while the remainder are pending. The Company believes that certain features relating to its equipment for which it has obtained patents, or for which patent applications have been filed, are important to its business, but does not believe that its success is dependent upon its ability to obtain and defend such patents. Because of the extensive patent coverage in the data communications industry and the rapid issuance of new patents, certain equipment of the Company may involve infringement of existing patents not known to the Company. See the "Risk Factors" section below and the caption titled "Limited Protection of Intellectual Property" included therein.

Employees

At September 30, 2005, the Company employed 100 persons, of whom 33 were research and development positions, 22 were manufacturing positions, 29 were sales and marketing positions and 16 were general management and support positions, including information technology, accounting, human resources, facilities maintenance and other miscellaneous functions. No Company employees are covered by collective bargaining agreements. The Company has never experienced a work stoppage. Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. Due to the Company's history of financial difficulties, the Company's employee benefit programs are likely not to be equivalent to those offered by our competitors. While to date management does not believe this to have resulted in significant difficulties in hiring and retaining skilled personnel, this may not be the case in the future.

RISK FACTORS

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THIS HEADING.

      GDC's Limited and Negative Operating History Since Emerging from Bankruptcy. The Company emerged from Bankruptcy on September 15, 2003. The Company had voluntarily filed for protection under Chapter 11 of the US Bankruptcy Code on November 2, 2001, after incurring seven consecutive years of losses and selling three of its four operating divisions in 2001. Accordingly, an investor in the Company's common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by a company emerging from Chapter 11 and that operates in rapidly evolving markets such as the telecommunications equipment industry.

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

      Limited Financial Resources and Risk of Default. The Company has virtually no current ability to borrow additional funds. It must, therefore, substantially fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of professional fees and monthly payments of principal and interest (currently such principal and interest totals approximately $290,000 per month) under its loan agreement. Furthermore, the Company has significant outstanding obligations and commitments approximating $45.2 million (see Item 6 of this Form 10-KSB, in the section on "Liquidity" for additional discussion of this Risk Factor and the Company's contractual cash obligations as of September 30, 2005).

The Company's failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Notes 1 and 4 to Notes to Consolidated Financial Statements included in Item 7 of this Form 10-KSB). At September 30, 2004, the prior fiscal year end, it was necessary to obtain a waiver of compliance with such covenant in order to avoid a default as the Company did not meet the financial covenant requirement.

Since emerging from bankruptcy, the Company has incurred losses before recoveries on note receivable, reorganization items and income taxes of approximately $5.7 million. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described in this "Risk Factors" section.

There can be no assurance that the Company will be able to avoid a default on its senior secured loan agreement. If there is such a default, such lenders may accelerate payment of the outstanding debt ($7.7 million at September 30, 2005) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection. In addition, at September 30, 2005, the Company's loan agreement provides the lenders with warrants to (i) purchase up to 51% (currently 10%) of the Company's common stock at $.01 per share in the event of default and (ii) purchase 10% of the Company's Common stock if the debt owing to them is not fully paid by December 31, 2004. Such debt was not fully paid by December 31, 2004. Both such warrants and any common stock issued thereunder will be cancelled if the senior lender's outstanding debt is fully paid by December 31,2007.

      Dependence on Legacy and Recently Introduced Products and New Product Development. The Company's future results of operations are dependent on market acceptance of existing and future applications for the Company's current products and new products in development. The majority of sales continue to be provided by the Company's legacy products, primarily our DSU/CSU, V.34 lines which represented approximately 65% of net sales in fiscal 2005. The Company anticipates that net sales from legacy products will decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

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

      Customer Concentration. Our historical customers have consisted primarily of Regional Bell Operating Companies, long distance service providers, wireless service providers, and resellers who sell to these customers. The market for the services provided by the majority of these service providers has been influenced largely by the passage and interpretation of the Telecommunications Act of 1996 (the "1996 Act"). Service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. The ability of service providers to fund such expenditures often depends on their ability to budget or obtain sufficient capital resources. Over the past several years, resources made available by these customers for capital acquisitions have declined, particularly due to recent negative market conditions in the United States. If the Company's current or potential service provider customers cannot successfully raise the necessary funds, or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs may be adversely impacted which could materially adversely affect the Company's business, financial condition and results of operations.

A small number of customers have historically accounted for a majority of the Company's sales (see Item 1. Business - Sales and Marketing). Sales to the Company's top five customers accounted for 55% and 56% of sales in fiscal 2005 and 2004. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. GDC expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2006, and possibly beyond. The loss of one or more of our service provider customers, such as occurred during the past three years through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results. A bankruptcy filing by one or more of the Company's major customers could materially adversely affect the Company's business, financial condition and results of operations.

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

      Compliance with Regulations and Evolving Industry Standards. The market for the Company's products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States, the Company's products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research and new products introduced in the SpectraComm line and other products designed for telecommunications Carrier Networks will need to be NEBS Certified. As standards continue to evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards, could delay introduction of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      GDC May Require Additional Funding to Sustain Operations. The Company emerged from Chapter 11 bankruptcy on September 15, 2003. Under the plan of emergence, the Company plans to pay all creditors 100% of their allowed claims based upon a five year business plan. The ability to meet the objectives of this business plan is directly affected by the factors described in this section "Risk Factors". The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. The Company cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

      Risks Associated With Entry into International Markets. The Company has had limited direct sales to customers outside of North America since 2001. The Company has little recent experience in international markets with the exception of a few direct customers and resellers/integrators and sales into Western Europe through Ahead Communications Systems' subsidiary in France, which was acquired by the Company on June 30, 2005. The Company intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in supporting foreign customers, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company's sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company is Controlled by a Small Number of Stockholders and Certain Creditors. In particular, Mr. Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 70% of the Company's outstanding shares of Class B stock and has stock options and warrants that would allow him to acquire approximately 49% of the Company's Common Stock. Furthermore, Mr. Modlin is also trustee for the benefit of the children of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 11% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors. The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which was designated by the Creditors Committee (and thereafter may be designated by the Trustee). The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full. In addition, until the Company's primary secured loan obligations are paid in full, the primary secured lender, Ableco Finance LLC ("Ableco") is entitled to designate three directors and, upon default in its loan, its affiliate shall have the right under the two warrants it holds, to (i) acquire from 5% (currently 10%) to 51% of the outstanding Common Stock depending on the amount of the outstanding secured debt at such time, and (ii) acquire 10% of the outstanding Common Stock on a diluted basis. If Ableco's loan is not repaid in full by September 15, 2006, the Trustee may designate two more directors, and in the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Trustee shall be entitled to select a majority of the Board of Directors. Accordingly, in the absence of a default under Ableco's loan, or a payment default under the Debentures, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock, Ableco and the Trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company. This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock, thereby making it less likely that a stockholder will receive a premium in any sale of shares. To date, the holders of the 9% Preferred Stock and Ableco have not designated any directors.

ITEM 2. DESCRIPTION OF PROPERTY

The principal facilities of the Company are as follows:

Naugatuck, Connecticut --            executive offices and operations, a
                                     360,000 square foot facility owned by the Company (approximately 60% is vacant). The
                                     Company is currently actively trying to
                                     sell or lease this property. If such sale were to occur, the Company would intend to lease appropriate facilities in the same geographical area.

ITEM 3. LEGAL PROCEEDINGS

Reference is made to Item 1 of this Form 10-KSB, "Plan of Reorganization Approval and Effectiveness".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                           PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on The Pink Sheets under the symbol "GNRD". The following table sets forth the range of high and low sales prices for the Company's common stock for the periods indicated:

  Fiscal 2005                                                 High         Low
  -----------                                                 ----         ---
  First Quarter                                              $ .62       $ .18
  Second Quarter                                               .90         .33
  Third Quarter                                                .78         .36
  Fourth Quarter                                               .75         .45

  Fiscal 2004                                                 High         Low
  -----------                                                 ----         ---

  First Quarter                                              $3.50       $1.60
  Second Quarter                                              2.45         .28
  Third Quarter                                                .50         .31
  Fourth Quarter                                               .45         .15

As of December 2, 2005, the Company had approximately 442 common stockholders of record. The closing sales price of the Company's common stock on December 8, 2005 was $.45 per share.

Except for 25,500 shares purchased by employees pursuant to stock options for $255, no shares of Common Stock or Class B Stock were sold for cash during the three year period ending September 30, 2005. Convertible notes aggregating $1,050,000 and a warrant were issued to the Chief Executive Officer in connection with loans, and convertible notes aggregating $550,000 were issued to John L. Segall, a director in connection with three loans as set forth in Reports on Form 8-K previously filed and in Note 7 in the Notes to Consolidated Financial Statements included in Item 7 in this Form 10-KSB. Subsequent to September 30, 2005, the convertible debt and related interest were amended and restated with new dates of maturity (See Note 18).

Reference is made to Notes 4 and 7 in the Notes to Consolidated Financial Statements included in Item 7 of this Form 10-KSB for description of Debentures issued to creditors in satisfaction of their unsecured claims in the Company's Chapter 11 proceedings.

Reference is also made to Note 11 to Consolidated Financial Statements for description of awards, grants and options issued pursuant to the 2003 and 2005 Stock and Bonus Plans and also reported in Form 8-K.

No securities were repurchased by the Company during its fiscal years ended September 30, 2005 and September 30, 2004.

Dividend Policy

The Company has never paid cash dividends. GDC cannot declare or pay any dividends on its common stock in the foreseeable future due to restrictions in loan agreements and provisions governing the 9% Preferred Stock until all arrearages are paid in full. In any event, the Company intends to retain all earnings, if any, to invest in operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB.

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE HEADING "RISK FACTORS" IN ITEM 1 TO THIS FORM 10-KSB. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS OR REASONS WHY ACTUAL RESULTS MAY DIFFER.

Background

As of September 30, 2005, the most recent fiscal year end, the Company had an accumulated deficit from net losses totaling $233.9 million. In 2001, after implementing a number of restructuring and cost reduction programs in an attempt to better align operating cost structure with revenues, three of the Company's four business units were sold. However, due to the impact of a general economic downturn and a decline in the telecommunication industry in particular, and to defaults in payments by the purchasers of the three business units, the Company did not realize sufficient proceeds from the sales to satisfy its secured lenders. Revenues of divisions sold constituted 59% of consolidated revenues in fiscal 2001. By the end of fiscal 2001 the number of employees declined to 210 employees from 1,019 at the beginning of the year.

As a result of its inability to meet its debt obligations, on November 2, 2001 General DataComm Industries Inc. and its domestic subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

Pursuant to a reorganization plan approved by the Bankruptcy Court, the Company emerged from bankruptcy on September 15, 2003.

Thereafter, the Company consolidated its remaining operations into its owned facility in Naugatuck, Connecticut and downsized its staff and operating assets to more properly reflect its reduced operating requirements and currently has 100 employees including the former employees of Ahead Communications Systems, Inc. ("ACS") who accepted employment with the Company when ACS was acquired by the Company on June 30, 2005. Pursuant to a plan approved by Bankruptcy Court in Connecticut having jurisdiction over ACS, the Company acquired the assets, certain liabilities and business of ACS (see Note 16 in the Notes to Consolidated Financial Statements included in Item 7 in this Form 10-KSB).

          Results of Operations - Fiscal Year Ended September 30, 2005

The Company's revenues were $14.4 million in fiscal 2005, down from $15.4 million in fiscal 2004, and the Company is operating on internally generated cash flows and, when required, has obtained loans from related parties. There is no commitment from any related parties to provide loans in the future. No additional loan proceeds are available under the Company's senior loan agreement and the lenders have a first security interest in all assets of the Company which substantially limits any ability to attract new financings without the approval of the lenders or without replacing the entire existing loan agreement. Furthermore, the Company is required to make monthly payments of principal ($250,000) and interest (currently approximately $40,000) to its senior secured lenders.

The Company has over the preceding three years demonstrated the ability to introduce new products, re-establish customer relationships and introduce manufacturing cost efficiencies. However, the ability of the Company to generate sufficient operating cash flow is dependent on achieving satisfactory revenue levels, customer collections, new product and product feature development, ability to operate with minimal investment in capital equipment and software and other significant risks. Reference is made to Item 1, "Risk Factors" and the "Liquidity" section below in this Form 10-KSB for further discussion of these items.

The Company's net revenues in fiscal 2005 and 2004 were derived primarily from the sale of network access and wide area network equipment. The majority of the sales (approximately 65%) were provided by the Company's legacy products, primarily analog and digital data sets. The Company anticipates that net sales from legacy products will decline over the next several years while sales of new products will increase over the same period with significant fluctuations possible and without assurance that sales of new products will increase over the same period.

Approximately 25% of sales of products in the last two fiscal years were made through distributors and resellers. Such distributors and resellers may be responsible for warehousing products and fulfilling product orders as well as identifying potential service provider and other customers. The balance of the product sales were made through direct sales to service provider, enterprise and integrator customers.

The Company's results from operations have fluctuated significantly from period-to-period in the past and this may continue in the future. As a result, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

Revenues

                                          Year Ended September 30,

----------------------------------------------------------------
(in thousands)                              2005           2004
                                            ----           ----
----------------------------------------------------------------
----------------------------------------------------------------
Product                                  $13,287        $14,812
----------------------------------------------------------------
Service                                    1,142            569
                                           -----            ---
----------------------------------------------------------------
Total Revenues                           $14,429        $15,381
----------------------------------------------------------------

Revenues for fiscal 2005 decreased 6.2% to $14,429,000 from revenues of $15,381,000 in fiscal 2004. The Company continues to experience a decline in sales of its transitional access products ($2,832,000) where the customers are primarily large telecommunications carriers and distributors to such carriers. This trend has been offset somewhat by an increase in shipments of newer internet and Ethernet switching products to carriers ($702,000) and by shipments of Access products for use in critical aviation applications. Fiscal 2005 also marked a turnaround with higher shipments ($1,034,000) of multiplexing systems products into Europe, also for mission critical applications. The acquisition of Ahead Communications Systems, Inc. ("ACS") on June 30, 2005 contributed $557,000 in incremental revenues from sales of multi-service switches. Other product shipments declined $986,000, primarily legacy systems products.

The increase in service revenues was due to the acquisition of ACS, which contributed $441,000 in systems support revenues, and to $132,000 growth in the Company's other network services business which was launched in fiscal 2003.

A decline in demand for the Company's products began in fiscal 2001 due to economic and industry-wide factors affecting the telecommunications industry, including financial constraints affecting customers and over-capacity in customers' markets. The Company anticipates that the current reduced capital spending levels by its customers will continue to affect sales until there is an overall recovery in the telecommunications market, which, although there is some evidence of improvement, may not change significantly in 2006. Furthermore, even if there is a recovery in the overall telecommunications market, there is no assurance that orders for the Company's products will increase. Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

The Company's business is characterized by a concentration of sales to a limited number of key customers. Sales to the Company's top five customers accounted for 55% and 56% of product sales in fiscal 2005 and 2004, respectively. The Company's customers who individually accounted for more then 10% of revenue in fiscal 2005 were Bell Canada (16%), Qwest (11%), Harris Corp. (11%) and Verizon (11%). The Company's largest customers in fiscal 2004 were: Verizon (16%), Bell Canada (17%) and Sunbelt Telecommunications, Inc. (10%). See "Risk Factors" in
Item 1 in this Form 10-KSB.

The Company sells its products and services primarily in the United States through a direct sales force and through a variety of resellers, integrators, and distributors. Sales to resellers and distributors accounted for approximately 25% of sales in fiscal 2005 and 2004. The balance of the sales of products and services were made through direct sales to service provider, enterprise and integrator customers. Foreign revenues (primarily Canada) were 35% and 30% of total revenue in the fiscal year ended September 30, 2005 and 2004, respectively.

Gross Margin

                                                  Year Ended September 30,

--------------------------------------------------------------------------
(in thousands)                                          2005         2004
                                                        ----         ----
--------------------------------------------------------------------------
--------------------------------------------------------------------------
Gross Margin                                          $8,334        $8,580
Percentage of revenues                                 57.7%         55.8%
--------------------------------------------------------------------------
--------------------------------------------------------------------------

Gross margin as a percentage of revenues in fiscal 2005 was 57.7% as compared to 55.8% in fiscal 2004. Product sales gross margin declined 0.4%, while service revenue gross margin increased 1.5%.

The lower product sales level resulted in higher fixed production costs of 1.7% as a percentage of revenues. In addition, higher year-over-year costs of components reduced product sales margins by 2.7%. This decrease was offset with the positive impact on product gross margins of 4.8% resulting from the sale of older inventories that had previously been written off based on the Company's accounting policy for obsolescence. Other product mix and cost changes had a negative effect of 0.8%.

Although there was a decline in the service gross margin percentage due to higher service support costs, revenues increased, as discussed above, and due to the higher margins of service business versus product business, service contributed 2.4% to an overall increase in total gross margin.

In future periods, the Company's gross margin will vary depending upon a number of factors, including the mix of products and services sold, the cost of products manufactured at subcontract facilities, the channels of distribution, the price of products and services sold, discounting practices, price competition, increases in material costs and changes in other components of cost of sales. As and to the extent the Company introduces new products, it is possible that such products may have lower gross profit margins than other established products in higher volume production. Accordingly, gross margin as a percentage of sales may vary.

Selling, General and Administrative

                                                  Year Ended September 30,
                                                  ------------------------
-------------------------------------------------------------------------------
(in thousands)                                    2005                2004
                                                  ----                ----
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Selling, general and administrative               $5,288            $6,016
Percentage of  revenues                             36.6%             39.1%

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The Company's selling, general and administrative ("SG&A") expenses decreased to $5,288,000, or 36.6% of revenues in fiscal 2005 from $6,016,000, or 39.1% of revenues in fiscal 2004. The net decrease of $728,000 was due to an increase of $626,000 associated with the June 30, 2005 acquisition of ACS offset by a $1,354,000 reduction in other expenses. Such reductions were in payroll costs ($827,000) associated with a 20% salary reduction, a lower number of employees and lower commissions; lower business travel expenses ($180,000); lower insurance costs ($79,000); and other expense reductions ($268,000)

Research and Product Development

                                                  Year Ended September 30,
                                                  ------------------------
-------------------------------------------------------------------------------
(in thousands)                                    2005                2004
                                                  ----                ----
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Research and product development                  $2,511          $ 2,739
Percentage of revenues                              17.4%            17.8%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Research and development ("R&D") expenses decreased to $2,511,000 or 17.4% of sales in fiscal 2005 as compared to $2,739,000 or 17.8% of sales in fiscal 2004. The net decrease of $228,000 was due to an increase of $392,000 associated with the June 30, 2005 acquisition of ACS offset by a $620,000 reduction in other expenses. This reduction was due to lower labor costs resulting from a 20% salary reduction and a reduced number of engineers employed.

Other Income (Expense)

Interest expense decreased to $3,419,000 in fiscal 2005 from $3,524,000 in fiscal 2004 due to principal payments made on the Company's term loan obligations offset by higher interest rates on Notes Payable to Related Parties and higher variable interest rates on secured debt.

Other items included in other income (expense) for the fiscal year ended September 30, 2005 were $4,737,000 from recoveries on a note receivable and a $300,000 gain on sale of a 25% minority interest in a Mexican company (see Notes 15 and 16 in the notes to Financial Statements included in Item 7 in this Form 10-KSB). In addition, fiscal 2005 other income (expense) includes $173,000 in sales of components no longer used, $106,000 received from a tradename license, $59,000 received from settlement of litigation and other items totaling $45,000, offset by foreign exchange losses of $52,000.

For the fiscal year ended September 30, 2004, other income (expense) of $208,000 was comprised of income from the sale of excess furniture and equipment of $70,000 and other miscellaneous items in the net amount of $138,000.

Reorganization Items

Reorganization items include $258,000 and $2,118,000 in fiscal 2005 and 2004, respectively, in reduced claims from unsecured creditors in the Company's bankruptcy case due to challenges raised by the Company and successfully concluded.

Provision for Income Taxes

The tax provision for the fiscal year ended September 30, 2005 includes a credit of $369,000 due to the favorable settlement of a foreign income tax claim, a credit of $200,000 due to reduction in tax liabilities deemed no longer required, and a current state tax provision of $19,000 (see Note 8 in Notes to Consolidated Financial Statements in Item 7 in this Form 10-KSB). Fiscal 2004 included a state tax provision of $23,000. No federal income tax provisions or other tax benefits were provided in fiscal 2005 and 2004 due to the valuation allowance provided against deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2004. The Company has federal tax credit and net operating loss carry forwards of approximately $11.9 million and $214.2 million, respectively, as of September 30, 2005.

Critical Accounting Policies

The Company's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America, the instructions to Form 10-KSB and Article 10 of Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgements. See Note 2 in Notes to Consolidated Financial Statements in Item 7 in this Form 10-KSB for a summary of the Company's significant accounting policies.

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

Warranty Reserves. The Company offers warranties of various lengths to our customers depending on the specific product and the terms of our customer purchase agreements. Standard warranties require the Company to repair or replace defective product returned during the warranty period at no cost to the customer. An estimate for warranty related costs is recorded based on actual historical return rates and repair costs at the time of sale. On an on-going basis, management reviews these estimates against actual expenses and makes adjustments when necessary. While warranty costs have historically been within expectations of the provision established, there is no guarantee that the Company will continue to experience the same warranty return rates or repair costs as in the past. A significant increase in product return rates or the costs to repair our products would have a material adverse impact on the Company's operating results.

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

Impairment of Assets Transferred under Contractual Obligations. In August 2001, the Company received a note in the amount of $17.0 million as partial consideration for the sale of its Asynchronous transfer Modem business and retained a security interest in the underlying assets sold. Shortly thereafter, the Company, the purchaser (Ahead Communications Systems, Inc.) and the purchaser's parent company in Austria (Ahead Communications Systems AG) which had guaranteed payment of the note, all filed for bankruptcy protection, the purchaser defaulted on the note payment and disputes arose relating to the division sale agreements. Accordingly, in fiscal 2001 the Company recorded an impairment charge related to the assets sold. On May 5, 2005 the Company received a $2.7 million recovery on the note and used the proceeds to pay down senior secured debt. On June 30, 2005 final settlement of the note occurred when the assets and business of Ahead Communications Systems, Inc. were transferred to a newly formed subsidiary of the Company. Net assets received were valued at estimated fair market value.

Inventories. The Company values inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Agreements with certain customers provide for return rights. The Company is able to reasonably estimate these returns and they are accrued for at the time of shipment. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on product demand for the preceding twelve months. Historical product demand may prove to be an inaccurate indicator of future demand in which case the Company may increase or decrease the provision required for excess and obsolete inventory in future periods. Furthermore, if the Company is able to sell inventory in the future that has been previously written down or off, such sales will result in higher than normal gross margin.

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

Impairment of Long-Lived Assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No.
144. The Company's long-lived assets consist of real estate, property and equipment. At September 30, 2005, real estate represents the only significant remaining long-lived asset that has not been fully written down for impairment.

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment," referred to as SFAS 123(R), which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments, including grants of employee stock options. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of the first annual reporting period of the entity's first fiscal year that begins after June 15, 2005. As such, we are required to adopt the provisions of SFAS 123(R) at the beginning of the first quarter of fiscal 2006. While the Company is currently disclosing the pro-forma earnings effects of stock-based awards, the impact the implementation guidance and revisions included in SFAS 123(R) will have on the Company's consolidated financial statements cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4, referred to as SFAS No. 151. SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for idle facility expense, freight, handling costs and waste (spoilage). Previously, these costs were recognized as current period expenses when they were considered "so abnormal." SFAS NO. 151 requires those items be recognized as current period charges regardless of whether they meet the "so abnormal" criteria. In addition, SFAS No. 151 clarifies that fixed overhead allocations to inventory costs be based on normal capacity of production facilities. SFAS No, 151 is effective for inventory costs incurred during 2007 and earlier application is permitted. It is believed that the Company's current accounting policies closely align to the new rules. Accordingly, the standard will not have a material impact on our financial statements.

Liquidity and Capital Resources
                                                             September 30,

--------------------------------------------------------------------------------
(in thousands)                                         2005             2004
                                                       ----             ----
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Cash and cash equivalents                                 $878            $ 586
Working capital (deficit)                              (37,943)         (40,938)
--------------------------------------------------------------------------------
Total assets                                            10,698           11,264
Long-term debt, including current portion               31,194           37,281
Total liabilities                                       45,440           49,298
--------------------------------------------------------------------------------

                                                        Year Ended September 30,

--------------------------------------------------------------------------------
                                                       2005             2004
--------------------------------------------------------------------------------
Net cash provided (used) by:
--------------------------------------------------------------------------------
     Operating activities                               $2,883           $ (110)
--------------------------------------------------------------------------------
     Investing activities                                3,568               35
--------------------------------------------------------------------------------
     Financing activities                               (6,159)          (1,777)
--------------------------------------------------------------------------------

Note: Significant risk factors exist due to the Company's limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See Item 1, "Risk Factors" for further discussion.

Cash Flows

Fiscal 2005

Cash provided by operating activities was $2,883,000 in fiscal 2005. The net income in fiscal 2005 was $3,292,000 million. Non-cash items included in net income were expenses for depreciation of $275,000 and increase in inventory obsolescence reserves of $164,000 offset by gains on claim reductions of $258,000, recoveries on note receivable of $4,737,000 and reduction in income tax reserve of $550,000. A decrease in accounts receivable amounted to $1,229,000 due to a combination of high collections in the fourth fiscal quarter and a low level of sales in the business acquired on June 30, 2005 (Ahead Communications Systems, Inc. or "ACS"). Inventories decreased by $1,198,000 as the Company utilized shipments of on-hand inventories to satisfy customer orders. This situation also contributed to a reduction in accounts payable of $411,000 due to lower purchasing levels. Unpaid interest which accrued on the Company's debt increased $2,637,000. Other sources of operating funds totaled a net amount of $46,000.

Cash provided by investing activities was $3,568,000 in fiscal 2005 due to collections of notes receivable of $3,594,000, which included $835,000 of cash in the acquisition of ACS, offset by $26,000 of capital equipment purchases.

Cash used by financing activities was $6,159,000 in fiscal 2005, $6,171,000 of which was used to make principal payments on the Company's term loan ($2,747,848 of which was received from ACS' parent company in Austria as partial satisfaction of the note), $202,000 was used to make principal payments on the Company's notes payable, and $214,000 was received in consideration for the issuance of notes payable.

Fiscal 2004

Cash used in operating activities was $110,000 in fiscal 2004. The net loss was $1,396,000. Non-cash items included in the net loss were expenses for depreciation of $194,000 offset by gains on claim reductions of $2,118,000. Accounts receivable were lower by $1,295,000 due to the decline in revenues in fiscal 2004. Inventories were lower by $634,000 as the Company was able to achieve shipments of on-hand inventories to satisfy customer orders. Payroll accruals were lower by $740,000 reflecting a reduced number of employees and the timing of pay dates. Unpaid interest on the Company's debt increased $2,386,000. Other uses of operating funds totaled a net amount of $365,000.

Cash provided by investing activities was $35,000 in fiscal 2004, including notes receivable collections of $125,000 offset in part by $90,000 of capital equipment spending.

Cash used by financing activities of $1,777,000 in fiscal 2004 was attributable to payment of senior debt obligations of $3,377,000 offset in part by proceeds received in consideration for the issuance of notes payable totaling $1,600,000.

Liquidity

The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of bankruptcy-related and other professional fees, delinquent property taxes, priority tax claims and monthly payments of principal and interest (currently such principal and interest totals approximately $290,000 each month) under its senior loan agreement. Furthermore, the Company has significant outstanding obligations to pay both interest and principal on total long-term debt approximating $45.2 million (see the table and discussion on contractual cash obligations below).

The Company's failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Note 4 in Notes to Consolidated Financial Statements included in Item 7 to this Form 10-KSB). At September 30, 2004, the prior fiscal year end, it was necessary for the Company to obtain a waiver of compliance with such covenant in order to avoid a default as the Company did not meet the financial covenant requirement.

Since emerging from bankruptcy, the Company has incurred losses before recoveries on note receivable, reorganization items and income taxes of approximately $5.7 million. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described in Item 1 in this Form 10-KSB in the section titled "Risk Factors". There can be no assurance that the Company will be able to avoid a default on the new loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($7.7 million at September 30, 2005) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection.

The Company emerged from Chapter 11 bankruptcy on September 15, 2003 pursuant to a court-approved plan of reorganization. Under this plan the Company intends to pay all creditors 100% of their allowed claims based upon a five year business plan. The ability to meet the objectives of this business plan is directly affected by the factors described in the "Risk Factors" section in Item 1 in this Form 10-KSB. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet its business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. Since the Company has no current ability to borrow additional funds, it cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

Since filing for Chapter 11 bankruptcy protection, operations have been funded primarily through cash generated from operations and loans from related parties and the loans from related party were extended (See Note 18). Proceeds realized from sales and liquidations of non-core assets were required to be used to pay down the senior secured debt.

At September 30, 2005 the Company's principal source of liquidity included cash and cash equivalents of $878,000 compared to $586,000 at September 30, 2004. At September 30, 2005, the Company's working capital was a deficit of approximately $37.9 million, compared to a deficit of approximately $40.9 million at September 30, 2004. Negative working capital reflects the classification of all long-term secured debt as current liabilities as a result of non-compliances with a financial covenant in 2004 (for which a waiver was obtained.) and the prospects for future loan and debenture defaults due to the lack of liquidity.

The Company has significant unpaid professional fees (approximately $1.6 million) and delinquent property taxes (approximately $500,000) at September 30, 2005 that are expected to be paid in fiscal 2006. In addition, the installment of priority tax claims due September 15, 2005 in the amount of $232,000 has not been paid. In order to meet these and other future payments, the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

As a result of the potential liquidity and cash flow risks described above, the Company's independent auditors expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's fiscal 2005 financial statements.

Management has responded to such risks as part of an ongoing strategy by restructuring its sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, in fiscal 2004 the Company obtained $1.6 million from loans from related parties to be used primarily for replacement of senior indebtedness being repaid with the proceeds (see Note 7 in the Notes to Consolidated Financial Statements included in Item 7 of this Form 10-KSB). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce senior secured debt and related interest. On May 5, 2005 the Company received $2.7 million in recovery on a note receivable and used the proceeds to pay down senior secured debt (See Note 16 of the Notes to Consolidated Financial Statements included in Item 7 in this Form 10-KSB).

The Company's contractual cash obligations including interest, as of September 30, 2005, are as follows:

                             PAYMENTS DUE BY PERIOD
                                 (in thousands)
--------------------------------------------------------------------------------------------------------
                                                                        Fiscal Years       Fiscal Years
                                                 Total  Fiscal 2006    2007 and 2008      2009 and 2010
                                                 -----  -----------    -------------      -------------
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Long-Term Debt, including current portion      $10,507       $5,406          $ 5,101                 --
--------------------------------------------------------------------------------------------------------
Priority Tax Claims                              1,616          835              532                249
--------------------------------------------------------------------------------------------------------
Debentures                                      33.073           --           33,073                 --
--------------------------------------------------------------------------------------------------------
Operating Leases                                     6            6               --                 --
--------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations             $45,202       $6,247          $38,706               $249
--------------------------------------------------------------------------------------------------------

The above-payments of Long-Term Debt and Debentures are subject to acceleration in the event of default by the Company. At September 30, 2004, the prior fiscal year end, it was necessary for the Company to obtain a waiver of compliance in order to avoid a default as the Company did not meet the financial covenant requirement in its loan agreement. There can be no assurance that the Company will be able to avoid an event of default on the loan agreement in the future.

Long-term debt above consists of both the Term Obligation ($5,225,000) and the PIK Obligation ($2,500,000), along with interest thereon, that were part of the Company's plan of reorganization from bankruptcy which became effective September 15, 2003. The amount of the PIK Note Obligation owing, if any, will be determined by the Bankruptcy Court. The Term Obligation requires monthly payments of principal in the amount of $250,000 and variable rate interest (9.25% at September 30, 2005) with the balance due on December 31, 2007. The PIK Obligation accrues interest at the same rate as the Term Obligation and the outstanding balance of principal and interest are due December 31, 2007.

Debentures represent the balance of the unsecured claims, and interest thereon, against the Company filed by its unsecured creditors, in the Chapter 11 bankruptcy proceedings. The issuance of the Debentures was approved as part of the Company's Plan of Reorganization and the amount listed consists primarily of claims allowed by the Bankruptcy Court as of September 30, 2005. In the event any pending claims are not approved in the bankruptcy proceedings, at such time an appropriate adjustment will be made in the amount of the Debentures. Interest accrues at rates up to 10% and the outstanding balance of principal and interest becomes payable on October 1, 2008.

See Notes 4 and 7 in the Notes to Consolidated Financial Statements included in
Item 7 in this Form 10-KSB for additional information on contractual cash obligations.

The Company has no off balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................29

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005 AND 2004..........30

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
         SEPTEMBER 30, 2005 and 2004 .......................................31

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  DEFICIT
         FOR THE YEARS ENDED  SEPTEMBER 30, 2005 AND 2004...................32

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
         SEPTEMBER 30, 2005 AND 2004........................................33

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
General DataComm Industries, Inc.:

We have audited the accompanying consolidated balance sheets of General DataComm Industries, Inc. and subsidiaries (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General DataComm Industries, Inc. and subsidiaries as of September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company, which on September 15, 2003 emerged from bankruptcy proceedings pursuant to a Plan of Reorganization under Chapter 11 of the Bankruptcy Code, has both a working capital and stockholders' deficit at September 30, 2005, has limited ability to obtain new financing and during fiscal 2006 may be unable to comply with financial loan covenants related to its restructured secured indebtedness, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Eisner LLP
Eisner LLP
New York, NY
November 30, 2005, except as to Note 18, the
      date of which is December 9, 2005

               General DataComm Industries, Inc. and Subsidiaries
                           Consolidated Balance Sheets

(In thousands except shares)
September 30,                                                                        2005          2004
-----------------------------------------------------------------------------------------------------------
Assets:
Current assets:
     Cash and cash equivalents                                                           $878        $ 586
     Accounts receivable, less allowance for doubtful
        receivables of $671 in 2005 and $586 in 2004                                    2,078        2,136
     Notes receivable                                                                      --           11
     Inventories                                                                        3,248        4,110
     Other current assets                                                                 261          216
-----------------------------------------------------------------------------------------------------------
Total current assets                                                                    6,465        7,059
===========================================================================================================
Property, plant and equipment, net                                                      4,233        4,205
-----------------------------------------------------------------------------------------------------------
Total Assets                                                                          $10,698      $11,264
===========================================================================================================
Liabilities and Stockholders' Deficit:
Current liabilities:
     Current portion of long-term debt ($1,600 owed to related parties in 2005
      and 2004)                                                                       $31,194      $37,281
     Accounts payable                                                                   1,444        1,662
     Accrued payroll and payroll-related costs                                            471          271
     Other current liabilities                                                         11,299        8,783
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                              44,408       47,997
===========================================================================================================
Other liabilities                                                                       1,032        1,301
-----------------------------------------------------------------------------------------------------------
Total Liabilities                                                                      45,440       49,298
===========================================================================================================
Commitments and contingencies (Notes 17 and 18)
Stockholders' deficit:
  9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized; issued and outstanding:  787,900 shares in 2005 and
    in 2004:  $29.0 million liquidation preference at September 30, 2005                  788          788
  Class B common stock, par value $.01 per share, 5,000,000 shares
    authorized; 653,947 issued and outstanding in 2005 and 664,978 in 2004                  7            7
  Common stock, par value $.01 per share, 25,000,000 shares authorized;
    issued:  3,342,364 in 2005 and 3,305,833 in 2004                                       33           33
 Capital in excess of par value                                                       198,433      198,433
 Accumulated deficit                                                                 (233,858)    (237,150)
 Common stock held in treasury, at cost:
    1,961 shares in 2005 and 2004                                                        (145)        (145)
===========================================================================================================
Total Stockholders' Deficit                                                           (34,742)     (38,034)
===========================================================================================================
Total Liabilities and Stockholders' Deficit                                           $10,698      $11,264
===========================================================================================================

       The accompanying notes are an integral part of these consolidated financial statements.

               General DataComm Industries, Inc. and Subsidiaries
                      Consolidated Statements of Operations


(In thousands except share data)
Year ended September 30,                                                  2005           2004
------------------------------------------------------------------------------------------------
Revenues:
  Product                                                                $13,287        $14,812
  Service                                                                  1,142            569
                                                                   -----------------------------
  Total                                                                   14,429         15,381

Cost of revenues                                                           6,095          6,801
                                                                   -----------------------------

Gross margin                                                               8,334          8,580
                                                                   -----------------------------

Operating expenses:
  Selling, general and administrative                                      5,288          6,016
  Research and product development                                         2,511          2,739
                                                                   -----------------------------
                                                                           7,799          8,755
                                                                   -----------------------------
Operating income (loss)                                                      535           (175)
                                                                   -----------------------------

Other income (expense):
   Interest expense                                                       (3,419)        (3,524)
   Recoveries on note receivable                                           4,737             --
   Gain on sale of investment                                                300             --
   Other, net                                                                331            208
                                                                   -----------------------------
                                                                           1,949         (3,316)
                                                                   -----------------------------
Income (loss) before reorganization
items and income taxes                                                     2,484         (3,491)
                                                                   -----------------------------
Reorganization items:
Claims adjustments                                                           258          2,118
                                                                   -----------------------------

Income (loss) before income taxes                                          2,742         (1,373)

Income tax (benefit)  provision                                             (550)            23
                                                                   -----------------------------

Net income  (loss)                                                         3,292         (1,396)
                                                                   -----------------------------
Dividends applicable to preferred stock                                   (1,772)        (1,780)
                                                                   -----------------------------
Net income (loss) applicable to common and Class B stock                 $ 1,520        $(3,176)
                                                                   -----------------------------

Earnings (loss) per share:
  Basic-common stock                                                     $  0.39        $ (0.80)
  Basic - Class B stock                                                  $  0.35        $ (0.80)
  Diluted -Common stock                                                  $  0.28        $ (0.80)
  Diluted - Class B stock                                                $  0.25        $ (0.80)
                                                                   -----------------------------

Weighted average number of common and Class B shares outstanding
  Basic - common stock                                                 3,331,162      3,301,281
  Basic - Class B stock                                                  662,220        664,978
  Diluted - Common stock                                               5,412,091      3,301,281
  Diluted - Class B stock                                                662,220        664,978
                                                                   -----------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                General DataComm Industries Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                        (in Thousands, Except Share Data)


                                9% Preferred
                                    Stock       Class B Stock    Common Stock    Capital   Treasury Stock                  Total
                                ------------    -------------    ------------   in Excess  -------------   Accumulated Stockholders'
                               Shares  Amount  Shares  Amount    Shares  Amount   of Par   Shares  Amount    Deficit       Deficit

Balance September 30, 2003    787,900    $788  664,978    $7   3,278,736   $33   $196,487   1,961  $(145)  $ (235,754)     $(38,584)


Warrants issued in
connection with loans from                                                            121                                       121
related parties

Conversion of redeemable 5%                                       27,097            1,825                                    1 ,825
preferred stock to common
stock

Net loss                                                                                                       (1,396)       (1,396)
-----------------------------------------------------------------------------------------------------------------------------------

Balance September 30, 2004    787,900     788  664,978     7   3,305,833    33    198,433   1,961   (145)    (237,150)      (38,034)
-----------------------------------------------------------------------------------------------------------------------------------
Conversion of Class B
stock to common stock                          (11,031)           11,031

Exercise of stock options                                         25,500    --         --

Net Income                                                                                                      3,292         3,292
-----------------------------------------------------------------------------------------------------------------------------------

Balance September 30, 2005    787,900    $788  653,947    $7   3,342,364   $33   $198,433   1,961  $(145)   $(233,858)     $(34,742)
-----------------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

               General DataComm Industries, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

(In thousands)
Year ended September 30,                                          2005             2004
------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                 $ 3,292        $ (1,396)
Adjustments to reconcile net income
(loss) to net cash provided (used)
by operating activities:
     Depreciation and amortization                                    275             194
     Gain on claim reductions                                        (258)         (2,118)
     Reduction in note receivable reserve                          (4,737)             --
     Reduction in liability for income taxes                         (550)             --
     Increase in inventory obsolescence reserve                       164              --
     Changes in:
        Accounts receivable                                         1,229           1,295
        Inventories                                                 1,198             634
        Accounts payable                                             (411)             58
        Accrued payroll and payroll-related costs                    (158)           (740)
        Other net current liabilities                               2,968           2,172
        Other net long-term assets                                   (129)           (209)
------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                    2,883            (110)
==========================================================================================
Cash flows from investing activities:
  Acquisition of property, plant and equipment, net                   (26)            (90)
  Notes receivable collections                                      3,594             125
------------------------------------------------------------------------------------------
Net cash provided by investing activities                           3,568              35
==========================================================================================
Cash flows from financing activities:
  Proceeds from notes payable                                         214              --
  Principal payments on notes payable                                (202)             --
  Principal payments on term loan obligation                       (6,171)         (3,377)
  Proceeds from notes payable to related parties                       --           1,600
------------------------------------------------------------------------------------------
Net cash used by financing activities                              (6,159)         (1,777)
==========================================================================================
Net  decrease in cash and cash equivalents                           (292)         (1,852)
Cash and cash equivalents, beginning of year                          586           2,438
------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                            $   878       $     586
==========================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                     $   719       $     994
     Income and franchise taxes                                   $    49       $       9
     Reorganization items                                         $   254       $     473
  Non-cash investing activities:
     Net non-cash assets received
     in settlement of note receivable
     (see Note 16).                                               $ 1,155       $       -
==========================================================================================


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

The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of accrued professional fees (approximately $1.6 million at September 30, 2005) and monthly payments of principal and interest (currently such monthly principal and interest totals approximately $290,000) under its senior loan agreement. In fiscal 2004 the Company borrowed $1.6 million from related parties in order to meet its current payment obligations which notes were extended in December 2005 (see Notes 7 and 18). Furthermore, the Company has significant future outstanding obligations as shown in the accompanying consolidated 2005 balance sheet. In order to meet these and other future payments the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

The Company's failure to make required payments under the new loan agreement would constitute an event of default. In addition, the Company is required to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) each quarter to avoid an event of default (see
Note 4) and was required to obtain a waiver in fiscal 2004 in order to avoid an event of default. The Company's quarterly operating results are subject to fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. Such factors include (but are not limited to): dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products. The Company did not meet the EBITDA financial covenant for the period ended September 30, 2004 and received a waiver for such period and future compliance will require improved earnings. There can be no assurance that the Company will be able to avoid an event of default on the loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($7.7 million and $13.9 million at September 30, 2005 and 2004, respectively) and exercise their security interests as might the related parties under their security interest subordinate to such senior secured parties, which likely would require the Company to again file for bankruptcy protection. An acceleration by the senior secured lenders would also result in a default and acceleration by the debenture holders ($21.9 million of principal outstanding at September 30, 2005 and 2004). Based on the uncertainty of the Company achieving sufficient cash flows from operations to meet its monthly loan payment obligations and to comply with the EBITDA covenant during the quarterly periods during fiscal 2006 and 2005, the Company's long-term debt has been classified as current liabilities in the accompanying consolidated balance sheets at September 30, 2005 and 2004.

At September 30, 2005, the Company had a stockholders' deficit of approximately $34.7 million. In addition, the Company's principal source of liquidity included unrestricted cash and cash equivalents of approximately $0.9 million and it had a working capital deficit of approximately $37.9 million. The large negative working capital reflects the classification of all long-term secured debt as current liabilities.

Because operating results can fluctuate significantly due to decreases in customer demand or decreases in the acceptance of future products, the Company may not be able to generate positive cash flow from operations in the future. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company.

The potential liquidity and cash flow risks described above raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's fiscal 2005 financial statements.

Management has responded to such risks as part of an ongoing strategy, by restructuring the sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, in fiscal 2004 the Company obtained $1.6 million from loans from related parties to be used for working capital and general purposes which were extended in December 2005 (see Notes 7 and 18). The Company also is actively marketing for sale or lease its headquarters land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated or amortized using the straight-line method over their estimated useful lives. The cost of internally constructed assets (test fixtures) includes the cost of materials, internal labor and overhead costs (see Note 6).

Equity Basis Investment

The Company had a minority interest in General DataComm de Mexico, S.A. de C.V. The investment was accounted for under the equity basis of accounting and, under the terms of the investment, the Company was not obligated to fund cash requirements of the investee. The minority interest was sold on November 30, 2004 (see Note 15).

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

Promotion and Advertising Costs

Promotion and advertising costs are charged to selling, general and administrative expense in the period in which they are incurred. Promotion and advertising costs amounted to $193,000 and $186,000 in fiscal years 2005 and 2004, respectively.

Research and Product Development

Research and product development is expensed in the period incurred.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of accounting for deferred income taxes (see Note 8).

The provision for income taxes includes federal, foreign, state and local income taxes currently payable and deferred taxes resulting from temporary differences between the financial statement and tax basis of assets and liabilities. The Company has sold, de-activated or is in the process of liquidating its former, wholly owned foreign subsidiaries. The Company does not anticipate any significant U.S. federal tax consequences related to these actions.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (see
Note 12).

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash instruments and accounts receivable. The Company places its cash investments with high-quality U.S. financial institutions. Approximately $1,339,700, or 65%, of consolidated accounts receivable at September 30, 2005 ($1,745,000, or 82%, at September 30, 2004) were concentrated in telephone companies or distributors to such companies primarily in North America. These receivables are not collateralized due to the Company's assessment of limited risk and favorable history of payments from such customers.

Post-Retirement and Post-Employment Benefits

The Company does not offer post-retirement and post-employment benefits to its current employees other than federally required programs which are fully funded by such employees.

The Company does provide health and long-term care benefits to five former long-term executives of the Company who retired in November 2001. The Company recorded the liability for such benefits based on actuary-provided life expectancies, known fixed annual costs and estimated variable costs and adjusts the liability based on actual experience. The liability for such expenses was approximately $602,000 and $664,000 at September 30, 2005 and 2004, respectively.

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

Proforma results, representative of financial results which would have been reported by the Company if it had adopted the fair value based method of accounting for stock-based compensation under SFAS 123, are summarized below:

-----------------------------------------------------------------------------------------------
                                                                      2005                2004
-----------------------------------------------------------------------------------------------
Net income (loss), as reported                                      $3,292             $(1,396)
-----------------------------------------------------------------------------------------------
Deduct:  stock-based employee compensation   expense                  (178)                (84)
determined under fair value based method   for all awards
-----------------------------------------------------------------------------------------------
Proforma net income (loss)                                           3,114              (1,480)
-----------------------------------------------------------------------------------------------
Dividends applicable to preferred stock                             (1,772)             (1,780)
-----------------------------------------------------------------------------------------------
Proforma net income (loss) applicable to common and Class           $1,342             $(3,260)
B stock
-----------------------------------------------------------------------------------------------
Proforma earnings (loss) per share
-----------------------------------------------------------------------------------------------
  Basic - Common stock                                               $0.34             $ (0.82)
  Basic - Class B stock                                              $0.31             $ (0.82)
-----------------------------------------------------------------------------------------------
  Diluted - Common stock                                             $0.25             $ (0.82)
  Diluted - Class B stock                                            $0.22             $ (0.82)
-----------------------------------------------------------------------------------------------

The Black-Scholes method was used to compute the proforma amounts presented above, utilizing the weighted average assumptions for stock-based compensation granted in fiscal 2005 summarized below. No stock-based compensation was granted in fiscal 2004.

-------------------------------------------------------------------
Fiscal Year Ended September 30,                               2005
-------------------------------------------------------------------

Risk-free interest rate                                       3.69
-------------------------------------------------------------------
Volatility (%)                                                .319
-------------------------------------------------------------------
Expected life (in years)                                      5.00
-------------------------------------------------------------------
Dividend yield rate                                            Nil
-------------------------------------------------------------------

In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment," referred to as SFAS 123(R), which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments, including grants of employee stock options. Under SFAS 123(R), a company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. The provisions of SFAS 123(R) are required to be applied by the Company as of the beginning of the first annual reporting period that begins after December 15, 2005. As such, the Company is required to adopt the provisions of SFAS 123(R) at the beginning of the first quarter of fiscal 2007. As a result of adopting SFAS 123R, the Company will recognize as compensation expense in its financial statements the unvested portion of options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Accordingly, the adoption of SFAS 123R's fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting comprehensive income and its components in a Company's financial statements. The Company had no items of other comprehensive income as defined in SFAS 130 in the years ended September 30, 2005 and 2004.

Operating Segments

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which utilizes a "management" approach to segment reporting. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. For the years ended September 30, 2005 and 2004, the Company operated in one reportable segment. SFAS 131 also requires enterprise-wide disclosures about products and services, geographic areas, and major customers (see Note 10).

Fair Values of Financial Instruments

Cash and cash equivalents -- The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates fair value due to their short-term nature.

Long-term debt -- The Company had $31.2 million of long-term debt at September 30, 2005 and $37.3 million at September 30, 2004 (see Note 7). The balance at September 30, 2005 and 2004 approximates the fair value of the debt due to the arms-length negotiation that occurred to establish terms and conditions of the debt upon the Company's emergence from bankruptcy on September 15, 2003 and to the variable rate nature of the interest on the senior secured debt.

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

3.  Settlement of Claims and Litigation

The Company negotiated settlements with its creditors on amounts owed when the Company filed for bankruptcy protection resulting in lower amounts owed of $786,000 in fiscal 2004. In addition, prepetition priority tax claims were reduced by $258,000 and $1,332,000 in fiscal 2005 and 2004, respectively, due to challenges raised by the Company.

The Company is involved in litigation in the ordinary course of business. There are no pending items the outcome of which in the Company's opinion will have a material adverse effect on the Company's financial condition or results of operations.

4.  Reorganization Plan and Emergence from Chapter 11

The Company's Reorganization Plan (the "Plan") and emergence from Chapter 11 bankruptcy proceedings became effective on September 15, 2003.

Debentures

The Plan provides for creditors to receive payment of 100% of their claims over a five-year period. Payments of the unsecured creditors' claims (in the approximate amount of $21.9 million) are being made in the form of Debentures. No principal will be payable on the new Debentures until the senior secured lenders' claims are paid in full. Interest accrues on the Debentures at an annual rate of 10%, but such rate shall be reduced (in increments to 7 1/4%) if the Debentures are paid in full within four years or less. No payments have been made through September 30, 2005. The outstanding balance of principal together with accrued interest becomes payable on December 31, 2008. Accrued interest on Debentures amounted to $4,493,000 at September 30, 2005 and $2,298,000 at September 30, 2004.

Shareholders

Common and preferred stockholders retained their shares subject to a one-for-ten reverse stock split of outstanding shares effective as of the day following the effective date of emergence from bankruptcy.

Loan Agreement

Under the terms of the Loan Agreement dated as of August 20, 2002 with the secured lenders, the Company entered into a term loan in the amount of $25 million due on December 31, 2007 (the "Term Obligation") which is collateralized by all of the Company's assets. The Term Obligation accrued interest at the annual rate of 7.25% through December 31, 2003, and thereafter at the greater of
(i) 7.25% and (ii) the prime rate plus 2.5% (the prime rate was 6.75% on September 30, 2005 and increased to 7.00% on November 1, 2005). The Term Obligation requires principal payments at the rate of $250,000 per month, subject to adjustment beginning January 1, 2005 to amortize the then remaining principal balance over 36 months.

The Company also entered into a loan in the original principal amount of $5 million, subject to adjustment, due December 31, 2007 (the "PIK Obligation"). Interest accrues at the same rates as the Term Obligation. The PIK obligation provided that the outstanding principal and accrued interest thereon shall be forgiven in increments based on reductions in the Term Obligation. The balance owing on the PIK Obligation included in the accompanying balance sheets at September 30, 2005 and 2004 is $2.5 million, plus accrued interest and no further reductions may be achieved. However, the amount owing under the PIK Obligation, if any, may be adjusted by the Bankruptcy Court.

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

In addition, at September 30, 2005, the Company's secured lenders have warrants
(1) to purchase up to 51% (currently 10%) of the Common Stock at $.01 per share in the event of default under the Loan Agreement, and (2) to purchase 10% of the Common Stock if the debt owing to them is not paid in full by December 31, 2004. Such debt was not paid in full by December 31, 2004. However, both such warrants and any Common Stock issued thereunder will be canceled if the secured lender's outstanding debt is fully paid by December 31, 2007. The number of common shares for which the warrants may be exercised in the event of default is reduced as the Term Obligation is repaid.

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

Priority Tax Claims

Prepetition tax claims are required to be paid in equal annual amounts together with interest of 4.25% over a six-year period, or earlier at the option of the Company (see Note 14).

5.  Inventories

Inventories consist of  (in thousands):

  ---------------------------------------------------------------------
  September 30,                                       2005        2004
  ---------------------------------------------------------------------
  Raw materials                                       $821      $1,124
  ---------------------------------------------------------------------
  Work-in-process                                    1,014       1,323
  ---------------------------------------------------------------------
  Finished goods                                     1,413       1,663
  ---------------------------------------------------------------------
                                                    $3,248      $4,110
  ---------------------------------------------------------------------

Inventories are stated at the lower of cost or market using a first -in, first-out method. Reserves in the amount of $3,508,000 and $2,563,000 were recorded at September 30, 2005 and 2004, respectively, for excess and obsolete inventories.

6.  Property, Plant and Equipment and Real Estate Sales

Property, plant and equipment consists of (in thousands):

  ------------------------------------------------------------------------------
                                                              Estimated Useful
   September 30,                            2005      2004          Life
  ------------------------------------------------------------------------------
  Land                                    $1,000   $ 1,000          --
  ------------------------------------------------------------------------------
  Buildings and improvements               7,115     7,115    10 to 30 years
  ------------------------------------------------------------------------------
  Test equipment, fixtures and
        field spares                       4,284     4,284    3 to 10 years
  ------------------------------------------------------------------------------
  Property and equipment                   5,725     5,413    2 to 10 years
  ------------------------------------------------------------------------------
                                          18,124    17,812
  ------------------------------------------------------------------------------
  Less: accumulated depreciation          13,891    13,607
  ------------------------------------------------------------------------------
                                          $4,233   $ 4,205
  ------------------------------------------------------------------------------

Depreciation expense amounted to $232,000 and $194,000, in fiscal 2005 and 2004, respectively.

The Company's property in Naugatuck, Connecticut, which is the location of the Company's operations and which has a net book value of $3,939,000 and $4,119,000 at September 30, 2005 and 2004, respectively, continues to be actively marketed. Although the Company has been actively trying to sell the building since 2001, due to its inability to do so, such building is not reflected as an asset held for sale in the accompanying balance sheets.

7.  Long-Term Debt

Long-term debt consists of (in thousands):
----------------------------------------------------------------------------
September 30,                                               2005       2004
----------------------------------------------------------------------------
Term Obligation                                          $ 5,225    $11,398
PIK Obligation                                             2,500      2,500
Notes Payable to Related Parties,
  net of debt discount of $61 in 2005
  and $121 in 2004                                         1,539      1,479
----------------------------------------------------------------------------
Debentures (see Note 4)                                   21,930     21,904
----------------------------------------------------------------------------
                                                          31,194     37,281
----------------------------------------------------------------------------
Less current portion                                      31,194     37,281
----------------------------------------------------------------------------
                                                            $  0       $  0
----------------------------------------------------------------------------

For the quarter ended September 30, 2004, the Company would have been in default of the financial covenant in its loan agreement with its senior secured lenders had it not obtained a waiver. The waiver did not extend to future financial covenant calculations, which are performed quarterly. Furthermore, there is uncertainty whether the Company can achieve sufficient cash flow from operations to meet its future obligations or satisfy the covenant. Therefore, the senior secured debt (the Term Obligation and PIK Obligation) and the Debentures and Notes Payable to Related Parties, which contain cross default provisions, are classified as current liabilities on the accompanying balance sheets at September 30, 2005 and 2004 (see Note 1).

Interest on the PIK Obligation and Debentures is not required to be paid currently. Such accrued interest amounted to $5,074,589 and $2,680,810 at September 30, 2005 and 2004, respectively, and is classified as a current liability along with the corresponding debt.

Long-term debt matures in amounts totaling $4,539,000 in fiscal 2006, $2,225,000 in fiscal 2007, and $24,430,000 in fiscal 2008, assuming that there is no acceleration in required payments due to an event of default.

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

Notes Payable to Related Parties

Pursuant to authorization by the Board of Directors and amendments to the loan agreement with the Company's senior lenders, the Company has borrowed an aggregate of $1,600,000 in a series of loans during the period December 30, 2003 through September 30, 2004 from Howard S. Modlin, Chairman of the Board, who has loaned an aggregate of $1,050,000 and John L. Segall, a Director, who has loaned an aggregate of $550,000. The loans were made primarily for replacement of senior indebtedness being repaid with the proceeds. The loans are each for two years and bear interest accruing from the date of issue, at the rate of 10% per annum, payable monthly commencing three full months after the date of the loan. The notes are secured by all of the assets of the Company subordinate to the first lien of the Company's senior lenders who hold the Term and PIK Obligations, and are convertible into common stock at the option of the holder. The first such loans aggregate $600,000 and were made on December 30, 2003 with a conversion price of $2.12 per share, and were made equally by Messrs. Modlin and Segall, or $300,000 each. The second such loans aggregated $250,000 and were made on March 1, 2004 with a conversion price of $.8625 per share and were made equally by them, or $125,000 each. The third such loans were made on March 31, 2004 with a conversion price of $.5625 per share and were made equally by them, or $125,000 each. The fourth such loan was made on June 30, 2004 by Mr. Modlin for $250,000 and is convertible at $.42 per share. The fifth such loan was made on September 30, 2004 by Mr. Modlin for $250,000 with half due on September 30, 2005 and the balance due on September 30, 2006 and, in connection with the loan, the Company issued to Mr. Modlin a five year warrant to purchase 761,614 shares of common stock for $.32825 per share. Any shares issued on conversion or exercise of the warrant will not be registered and must be held for investment without a view to distribution. The conversion prices of the notes were in excess of the quoted market price of the Company's common stock on the dates the loans were made. The warrant was valued at $121,000 utilizing the Black-Scholes method and resulted in the related loan being recorded at a corresponding discount (See Note 18 for description of amended and restated notes, elimination of conversion feature on the convertible notes and issuance of warrants).

Real Estate

The Company continues to market for sale or lease, its Naugatuck, Connecticut property, which is collateral for the indebtedness under the Company's Term and PIK obligations, Notes Payable to Related Parties and Debenture agreements. Any proceeds of such sale is required to first be used to reduce the debt owed to senior secured lenders.

8.   Income Taxes

Income (loss) before income taxes in the years ended September 30, 2005 and 2004 consists entirely of domestic income (loss) generated in the United States. The provision for income taxes in such years consists of minimum state income taxes that are currently payable.

The following reconciles the U.S. statutory income tax rate to the Company's effective rate:

-------------------------------------------------------------------------------
Year ended September 30,                                    2005          2004
-------------------------------------------------------------------------------
Federal statutory rate                                     34.0%        (34.0)%
Reduction of accrual for prior years'
  taxes, principally foreign                              (20.8)%          --
Utilization of net operating loss carryforwards           (34.0)%
No benefit recognized for net operating loss                 --          34.0
State income tax effects                                    0.7%          1.7
-------------------------------------------------------------------------------
                                                          (20.1)%         1.7%
-------------------------------------------------------------------------------

For regular income tax reporting purposes at September 30, 2005, domestic federal tax credit and net operating loss carryforwards amounted to approximately $11.9 million and $214.2 million, respectively. Domestic federal loss carryforwards expire between fiscal 2006 and 2025. Tax credit carryforwards expire between fiscal 2006 and 2015. Domestic state loss carryforwards of approximately $53.1 million expire between fiscal 2006 and 2018.

The tax effects of the significant temporary differences and carryforwards comprising the deferred tax assets and liabilities at September 30, 2005 and 2004 were as follows (in thousands):

----------------------------------------------------------------------------
                                                           2005        2004
----------------------------------------------------------------------------
Deferred Tax Assets
  Note receivable reserve                               $     -    $  6,053
  Bad debt reserve                                          216         234
  Inventory reserve                                       8,753       9,195
  Other accruals                                            845       1,109
  Loss carryforwards                                     77,065      75,458
  Tax credits                                            11,872      11,991
----------------------------------------------------------------------------
                                                         98,751     104,040
----------------------------------------------------------------------------
Valuation allowance                                     (98,751)   (104,040)
----------------------------------------------------------------------------
Net deferred tax assets                                 $    --    $     --
                                                        =======    ========
----------------------------------------------------------------------------

The deferred tax asset related to inventory reserves includes inventory written off for book purposes which is not yet deductible for tax reporting purposes

Statement of Financial Accounting Standard No. 109, "Accounting For Income Taxes," requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to the future realization of deferred tax assets and, as a result, carries a valuation allowance for such items. The valuation allowances, disclosed in the deferred tax summary above, decreased by $5,289,000 and $5,905,000 in fiscal 2005 and fiscal 2004, respectively.

9.   Capital Stock

In conjunction with the Company's Reorganization Plan, the common and Class B stock was subject to a one-for-ten share reverse split on September 16, 2003. All share amounts were adjusted retroactively to reflect this change.

Common Stock

In addition to regular common stock, the Company's capital structure includes Class B stock which, under certain circumstances, has greater voting power in the election of directors. However, common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock. The Company has never declared or paid cash dividends on its common stock, and terms of the Company's credit facility prohibit the Company from paying cash dividends, including dividends on the Company's 9% Preferred Stock (referenced below). So long as there are arrearages in payment of dividends of the Company's 9% Preferred Stock, the Company is prohibited from paying such cash dividends on its common stock and Class B stock. Class B stock has limited transferability and is convertible into common stock at any time on a share-for-share basis. At September 30, 2005 and 2004, Class B stock outstanding amounted to 653,947 shares and 664,978 shares, respectively.

Non-Redeemable 9% Preferred Stock

At September 30, 2005 and 2004, there were 787,900 shares of the Company's 9% Cumulative Convertible Exchangeable Preferred Stock ("9% Preferred Stock") outstanding. The 9% Preferred Stock accrues dividends at a rate of 9% per annum, cumulative from the date of issuance and payable quarterly in arrears. Dividends were paid through June 30, 2000; dividends in arrears, which are not accrued for financial reporting purposes since they have not been declared by the Company, amounted to $9,307,069 at September 30, 2005 ($25 per share) and are included in the liquidation value disclosed in the accompanying fiscal 2005 balance sheet. Such arrearages entitle the holders of the 9% Preferred Stock to elect two directors until all arrearages are paid, but no such designation has been made or requested. The 9% Preferred Stock can be converted into common stock at $136.50 per share, or the equivalent of .18315 shares of common stock for each share of 9% Preferred Stock. The Company has the option to exchange the 9% Preferred Stock for 9% Convertible Subordinated Debentures due 2006, if there are no arrearages in dividends.

10. Segment and Geographical Information

For the years ended September 30, 2005 and 2004, the Company operated in one reportable segment.

Consolidated revenue and long-lived asset information by geographic area is as follows (in thousands):

                                      Revenue                Long-Lived Assets
--------------------------------------------------------------------------------
Year ended September 30,          2005        2004            2005         2004
--------------------------------------------------------------------------------
United States                  $ 9,426     $10,705          $4,170       $4,205
--------------------------------------------------------------------------------
Foreign                        $ 5,003      $4,676            $ 63        $ -0-
--------------------------------------------------------------------------------
Total                          $14,429     $15,381          $4,233       $4,205
--------------------------------------------------------------------------------

Foreign revenue is determined based on the country in which the revenue originated (where the customer placing the order is domiciled).

The percentage of total sales for customers accounting for more than 10% of the Company's sales are: 16% and 18% for Bell Canada (Canada); 11% and 16% for Verizon (United States); 11% and 7% for Qwest (United States); 11% and 1% for Harris Corp. (United States) and 1% and 10% for Sunbelt Telecommunications Inc. (United States), in each case for the year ended September 30, 2005 and 2004, respectively.

11.  Employee Incentive Plans

Stock Awards, Grants and Options

Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to or less than the market price on the date of grant. While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 25% per year over a four-year period and expire within five years (ten years for options granted prior to fiscal 2002). Under the terms of these stock option plans, the Company has reserved a total of 693,737 shares of common stock for future issuance of stock options at September 30, 2005.

All share amounts and exercise prices have been adjusted to reflect the one-for-ten share reverse split which became effective September 16, 2003. The following summarizes activity under these stock option plans for the two fiscal years ended September 30, 2005:

                                                                             Shares      Weighted Average
                                                                                           Exercise Price
Options outstanding, September 30, 2003 (234,792 exercisable)               283,310                $ 6.96
Options granted                                                                   0                  0.00
Options exercised                                                                 0                  0.00
Options cancelled or expired                                                (5,703)                 36.00
=========================================================================================================
Options outstanding, September 30, 2004 (248,203 exercisable)               277,607                  6.36
Options granted                                                             850,671                   .59
Options exercised                                                          (25,500)                   .01
Options cancelled or expired                                                (1,103)                 20.18
=========================================================================================================
Options outstanding, September 30, 2005 (234,156 exercisable)             1,101,675                $ 2.01


The following summarizes additional information regarding options outstanding and options exercisable as of September 30, 2005:

                                  Options Outstanding                              Options Exercisable
----------------------------------------------------------------------------    --------------------------
              Range of             Number of        Weighted    Contractual       Number of       Weighted
           Exercise Prices           Shares         Average        Life             Shares         Average
                                                 Exercise Price   (Years)         Exercise          Price
----------------------------------------------------------------------------    --------------------------
        $0.01  -   $0.01           169,900             0.01        0.50            169.900           $0.01
         0.55  -    0.55           299,550            $0.55        9.32                  0           $0.00
         0.61  -    0.61           551,121             0.61        9.32                  0           $0.00
         3.50  -   67.50            76,104            15.49        5.96             59,256          $18.76
        68.44  -   68.44               200            68.44        4.59                200          $68.44
        75.00  -   75.00               125            75.00        1.75                125          $75.00
        80.00  -   80.00               900            80.00        1.73                900          $80.00
        82.50  -   82.50               605            82.50        1.39                605          $82.50
        96.25  -   96.25               200            96.25        1.08                200          $96.25
       123.13  -  123.13             2,970           123.13        0.03              2,970         $123.13
===========================================================================================================
        $0.01    $123.13         1,101,675            $2.01        7.69            234,156           $7.02
===========================================================================================================

The weighted average option price of exercisable options was $7.02 and $6.64 at September 30, 2005 and 2004, respectively.

On January 26, 2005, the Board of Directors adopted a new 2005 Stock and Bonus Plan ("2005 Plan") covering 1,200,000 shares of Common Stock, and the Stock Option Committee authorized certain options pursuant to the new Plan. The 2005 Plan is similar to the 2003 Stock and Bonus Plan. No shares of Class B are authorized under the Plan. Pursuant to the 2005 Plan, the Committee granted to Howard S. Modlin, Chief Executive Officer, a stock option to purchase 551,121 shares at $.61 per share and granted to each of Lee Paschall, Aletta Richards and John L. Segall, Directors, stock options to purchase 30,000 shares at $.55 per share, of the Corporation's Common Stock. The Committee also granted an aggregate of 212,050 options to 75 employees to purchase the Corporation's Common Stock at an option price of $.55 per share, including 30,000 options to each of George Best, Vice President, Sales and Marketing, William G. Henry, Vice President, Finance and Administration and Principal Finance Officer, and George Gray, Vice President, Operations and Chief Technology Officer. The exercise price of all options granted equalled the quoted market price of the stock at dates of grant. The options vest in increments of 20% one, two, three, four and five years after grant and expire ten years after grant. The shares issuable under such options are not registered under the Securities Act of 1933 and must be held for investment unless so registered or an exemption from registration exists. The Corporation plans to register the shares in 2006 before the first options are exercisable. See Note 18 "Subsequent Events" for discussion of stock options granted after the September 30, 2005 fiscal year end.

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

The deferred profit sharing portion of the plan provides that the Company may make contributions to the plan based upon a formula measuring profitability in relation to revenues. Additional amounts may be contributed at the discretion of the Company. There were no such contributions in the two fiscal years ended September 30, 2005.

12.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by allocating net income (loss) available to common stockholders to common and Class B shares based on their contractual participation rights to share in such net income as if all the income for the year had been distributed. Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock. The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period. In computing diluted earnings per share, the average price of the Company's common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants. Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued. The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the years ended September 30, 2005 and 2004 (in thousands, except shares and per share data):

                                                                               Year Ended September 30,
                                                                              -------------------------
                                                                                2005               2004
                                                                                ----               ----
Net income (loss)                                                            $ 3,292           $ (1,396)
Dividends applicable to preferred stock                                       (1,772)            (1,780)
Net income (loss) applicable to common and Class B stock                     $ 1,520           $ (3,176)
=======================================================================================================
Net income (loss) applicable to common stock - basic                         $ 1,292           $ (2,643)
Net income (loss) applicable to Class B stock - basic                        $   228           $ (  533)
=======================================================================================================

                                                                          Year Ended September 30,
                                                     --------------------------------------------------------------
                                                            2005              2004            2005         2004
                                                            ----              ----            ----         ----
                                                                 Common Stock                   Class B Stock
                                                     --------------------------------------------------------------
Numerator for basic earnings per
   share - net income (loss)                               1,292            (2,643)            228         (533)
Effect of dilutive securities:
   Reallocation of net income for potential
   dilutive common shares                                     75                --             (75)          --
   Add back convertible note
   interest                                                  122                --              13           --
                                                     --------------------------------------------------------------
Numerator for diluted earnings (loss)
   per share - net income (loss)                           1,489            (2,643)            166         (533)
                                                     --------------------------------------------------------------
Denominator for basic earnings per
  share - weighted average outstanding shares          3,331,162         3,301,281         662,220      664,978
Effect of dilutive securities:
   Employee stock options                                226,618                --              --           --
   Warrants                                              241,755                --              --           --
   Convertible notes payable                           1,612,556                --              --           --
                                                     --------------------------------------------------------------
Dilutive potential common shares                       2,080,929                --              --           --
                                                     --------------------------------------------------------------
Denominator for diluted earnings (loss) per share      5,412,091         3,301,281         662,220      664,978
                                                     --------------------------------------------------------------
Basic earnings (loss) per common share                      0.39             (0.80)           0.35        (0.80)
Diluted  earnings (loss) per common share                   0.28             (0.80)           0.25        (0.80)
                                                     --------------------------------------------------------------

In fiscal 2004 and 2005 , no effect has been given to certain outstanding options and warrants, convertible securities and contingently issuable shares in computing diluted income (loss) per common share as their effect would be antidilutive. Such share amounts which could potentially dilute basic earnings per share are as follows:

                                                       No. of Shares
                                                       -------------
                                                    2005             2004
                                                    ----             ----
Stock warrants                                        --          761,614
Stock Options                                     55,604          277,607
Convertible preferred stock                      787,900          787,900
Convertible loans                                     --        1,498,087
Contingently issuable shares*                  1,785,983        1,785,983
                                               ---------        ---------
Total                                          2,629,487        5,111,191

* Common stock contingently issuable to the Company's senior secured lenders in the event of default or if certain payment terms are not met are excluded from the computation of earnings per share because the contingency defined in the loan agreement has not taken place (for further discussion of these items, see Notes 4 and 7).

13.  Related Party Transactions

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman Celler Spett & Modlin, P.C. ("WCSM") to whom the Company was indebted for legal services of $2,179,000 for work performed prior to the Company's bankruptcy filing in November 2001 and in settlement for which the Company issued subordinated debentures. The bankruptcy court also approved $294,000 for work performed by WCSM while the Company operated in bankruptcy. Furthermore, the Company was indebted to Mr. Modlin for fees for Company director meetings for which he received subordinated debentures in the total amount of $16,400. Thereafter, WCSM agreed to work on a specific litigation matter on a contingency basis. In addition, WCSM also has outstanding bills totaling $514,000 for work performed for the Company between September 15, 2003 and September 30, 2005.

On September 30, 2003 the Stock Option Committee of the Board of Directors awarded Mr. Modlin 459,268 shares of the Corporation's Class B stock and Lee M. Paschall and John L. Segall, Directors, 25,000 shares each of the Corporation's Common Stock, all subject to registration restrictions. Refer to Note 11, "Employee Incentive Plans" for further discussion. Messrs. Segall and Paschall respectively received subordinated debentures in the total amount of $19,900 and $17,900 in payment for directors fees for Company director meetings they attended prior to November 2001. In addition, Messrs. William G. Henry, Vice President, Finance and Administration, and George M. Gray, Vice President, Manufacturing and Engineering, have been issued subordinated debentures for services and bonuses prior to the Company's bankruptcy filing in the amounts of $125,000 and $50,000, respectively.

See Notes 7 and 18 regarding loans made to the Company by Messrs. Howard Modlin and John L. Segall.

14.  Other Current and Other Long-Term Liabilities


Other current liabilities are comprised of the following (in thousands):
----------------------------------------------------------------------------
                                                          2005         2004
 September 30,
----------------------------------------------------------------------------
Liabilities for foreign tax obligations                $ 1,858       $2,376
Accrued interest                                         5,414        2,776
Accrued professional fees                                1,412          961
Accrued post retirement benefits                           602          664
Accrued property taxes                                     670          591
Other                                                    1,343        1,415
                                                       =======       ======
                                                       $11,299       $8,783
                                                       =======       ======
----------------------------------------------------------------------------

Other long-term liabilities at September 2005 and 2004 in the amounts of $1,032,000 and $1,301,000, respectively, consist of priority tax claims and corresponding accrued interest to be paid over six years in accordance with the Company's Reorganization Plan and emergence from bankruptcy (see Note 4).

15.   Gain on Sale of Minority Investment

On November 30, 2004, the Corporation sold its remaining 25% minority interest in General DataComm de Mexico, S.A. de C.V. for $300,000 and recorded a gain in the same amount. The proceeds were applied to the Company's outstanding loans with its senior lenders. In addition, the Company entered into a twelve-month trademark license agreement with GDC Mexico for an aggregate license fee of $150,000, amortized in equal monthly installments and recorded in "other income".

16.  Recoveries on Note Receivable Arising from Sale of Business

In August 2001, the Company received a note in the amount of $17.0 million as partial consideration for the sale of its Asynchronous Transfer Mode business and retained a security interest in the underlying assets. As repayment of the note, which constituted the principal consideration in the transaction, was dependent on future successful operations of the purchaser (Ahead Communications Systems, Inc. or "ACS"), the Company determined that it retained substantial risks of ownership of the business. Accordingly, although legal transfer of ownership of the business occurred, the sale was not treated as a divestiture for accounting purposes. Shortly after the sale, the Company, ACS and ACS' parent company in Austria (Ahead Communications Systems AG), which had guaranteed payment of the note, all filed for bankruptcy protection, ACS defaulted on the note payment and disputes arose relating to the division sale agreements. Accordingly, in fiscal 2001 the Company recorded an impairment charge related to the assets sold to ACS by providing a valuation allowance against the note for its unpaid principal amount.

On May 5, 2005 the Company received a payment of $2,747,848 in partial satisfaction of the note, as a result of the liquidation of ACS' parent company in Austria. Such payment was used to reduce senior secured debt as required under the Company's Plan of Reorganization, which was approved when it emerged from Chapter 11 bankruptcy on September 15, 2003, and the loan agreement entered into as part of the Plan of Reorganization. The Company recorded a gain for the amount of the payment in the quarter ended March 31, 2005.

On May 19, 2005, the Company, ACS and the Official Committee of Unsecured Creditors in the ACS bankruptcy case filed with the Bankruptcy Court for the District of Connecticut, a jointly approved Chapter 11 Plan (the "Plan") which was confirmed on June 15, 2005 by the Bankruptcy Court and which became effective June 30, 2005. The Plan provided for the creation of a fund in the amount of $500,000 for distribution to the unsecured creditors of ACS. Under the Plan, all remaining property, including cash (after payment of amounts due for administration claims, priority tax claims, unsecured claims and priority claims) was transferred to a newly organized Connecticut subsidiary of the Company, also named Ahead Communications Systems, Inc. Under the Plan, employment in the new subsidiary was offered to all employees of ACS. All employees of ACS accepted employment with the new subsidiary which is operated at GDC's office in Naugatuck, Connecticut. The Company intends to merge the new subsidiary into General DataComm, Inc. on January 1, 2006.

The Company recorded a gain of $1,989,000 in the quarter ended June 30,2005 to reflect the fair value of the ACS assets received less liabilities assumed in final settlement of the note that ACS owed to the Company. Such assets and liabilities and resulting gain were as follows:

------------------------------------------------------------------------------
Cash                                                               $  834,000
Accounts receivable, net                                            1,170,000
Inventories                                                           500,000
Other current assets                                                  131,000
Total current assets                                                2,635,000
Property, plant and equipment                                         233,000
------------------------------------------------------------------------------
Total Assets                                                        2,868,000
------------------------------------------------------------------------------
Accounts payable                                                      193,000
Accrued payroll and payroll-related expenses                          358,000
Other current liabilities                                             328,000
------------------------------------------------------------------------------
Total Liabilities                                                     879,000
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Net gain                                                           $1,989,000
------------------------------------------------------------------------------

All of the above assets for which values were ascribed were acquired by ACS after the original assets were transferred in fiscal 2001. Because the final settlement of the ACS note occurred on June 30, 2005, results of operations of the ACS business are included in the Company's Consolidated Statements of Operations commencing July 1, 2005.

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the years ended September 30, 2005 and 2004 combined with the operations of ACS as though final settlement of the ACS note had been completed as of October 1, 2003.

---------------------------------------------------------------------------------------------
                                                                             Year Ended
                                                                            September 30,
---------------------------------------------------------------------------------------------
                                                                           2005         2004
---------------------------------------------------------------------------------------------
                                                                              (Unaudited)
---------------------------------------------------------------------------------------------
Revenue                                                                 $19,639     $ 22,692
---------------------------------------------------------------------------------------------
Net Income (loss) applicable to common and Class B stock                    478       (4,719)
---------------------------------------------------------------------------------------------
Earnings (loss) per share:
---------------------------------------------------------------------------------------------
Basic - common stock                                                    $  0.12     $  (1.19)
---------------------------------------------------------------------------------------------
Basic - Class B stock                                                   $  0.11     $  (1.19)
---------------------------------------------------------------------------------------------
Diluted - common stock                                                  $  0.10     $  (1.19)
---------------------------------------------------------------------------------------------
Diluted - Class B stock                                                 $  0.09     $  (1.19)
---------------------------------------------------------------------------------------------

17.  Operating Leases

At September 30, 2005 the Company had non-cancelable leases for sales offices with annual rent of $59,070 which expire through January 12, 2007. Aggregate remaining rentals under these leases at September 30, 2005 amount to approximately $64,683.

Net rental expense for fiscal 2005 and 2004 was approximately $46,313 and $52,800 respectively.

18.  Subsequent Events

On November 22, 2005, the Stock Options Committee of the Board of Directors granted stock options pursuant to the Corporation's 2005 stock and Bonus Plan ("Plan") to purchase 367,750 shares of Common Stock at $.45 per share, including grants of 30,000 shares to each of Lee M. Paschall, Aletta Richards and John L. Segall, Directors, and George Best, Vice President, Sales and Marketing, William
G. Henry, Vice President, Finance and Administration and Principal Finance Officer, and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 187,750 of such options to all of its employees other than its officers. The Committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a separate stock option with terms substantially similar to the options granted under the Plan, to purchase 551,121 shares at $.50 per share.

The options vest in increments of 20% one, two, three, four and five years after grant and expire ten years after grant. The shares issuable under such options are not registered under the Securities Act of 1933 and must be held for investment unless so registered or an exemption from registration exists. The Corporation plans to register the shares before the first options are exercisable. The Board of Directors has also amended the plan to authorize an additional 1,200,000 shares available for grant to cover some of the granted options and allow for future grants.

On December 9, 2005, the Corporation entered into amendments of its loan arrangements with Howard S. Modlin, Chairman of the Board and Chief Executive Officer, and John Segall, a Director. Pursuant to such amendments, an aggregate of $1,600,000 in secured loans from such directors maturing between September 29, 2005 and September 29, 2006 were extended. Such amendments provided that 50% of each such amended and restated note was amended to be payable one year from the original due date and 50% of each such amended and restated note was amended to be payable two years from the original due date. The conversion features of four notes held by Mr. Modlin, which were convertible into an aggregate of 1,103,896 shares of Common Stock, and three notes held by Mr. Segall, which were convertible into an aggregate of 501,698 shares of Common Stock, were eliminated, and unpaid accrued interest aggregating $230,945.21, was added to the amended and restated notes. In addition, while interest will continue to accrue at the rate of 10% per annum from December 9, 2005, the first interest payment on the amended and restated notes will not commence until May 1, 2006. In connection with the transactions, Mr. Modlin and Mr. Segall each received seven year warrants expiring December 8, 2012 to purchase Common Stock at 57-1/2 cents per share covering 2,084,204 shares and 1,100,047 shares, respectively. The transactions were unanimously approved by the Corporation's Board of Directors on December 9, 2005.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.    CONTROLS AND PROCEDURES

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

ITEM 8B.  OTHER INFORMATION

(b) Reports on Form 8-K.

    The following report on Form 8-K was filed during the last quarter of the period covered by this report:

    A report on Form 8-K dated June 30, 2005 was filed on July 7, 2005 reporting the Company's acquisition of the assets and business of Ahead Communications Systems, Inc. in that company's bankruptcy case.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                     Position                                          Age
----                     --------                                          ---
Howard S. Modlin         Chairman of the Board of Directors,               74
                         Chief Executive Officer, President
                         and Secretary

William G. Henry         Vice President, Finance and Administration        56
                         and Chief Financial Officer

George M. Gray           Vice President, Operations and                    55
                         Chief Technical Officer

George T. Best           Vice President, Sales and Marketing               63

Lee M. Paschall          Director                                          83

John L. Segall           Director                                          79

Aletta P. Richards       Director                                          53

         Mr. Howard S. Modlin, Chairman of the Board and Chief Executive Officer was elected to such position in November 2001 following the death of Charles P. Johnson, the Company's founder. Mr. Modlin was also elected President in April 2003. Mr. Modlin is an attorney and President of the firm of Weisman Celler Spett & Modlin, P.C., and has been Secretary, a Director and counsel to the Company since its formation.

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

Audit Committee

         The Audit Committee is comprised of two directors who are not officers or employees of the Company (Lee M. Paschall and John L. Segall). The Audit Committee had 4 meetings during 2005 fiscal year to approve the independent accountants (Eisner LLP) for fiscal 2005 and to review and approve the fiscal 2005 interim unaudited financial statements and fiscal 2004 audited financial statements.

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

         Based solely on a review of the copies of reports furnished to the Corporation and discussions with the Corporation's executive officers and directors, the Corporation believes that during the preceding year, all filing requirements applicable to executive officers and directors were met.

CODE OF CONDUCT AND ETHICS

         We have adopted a Code of Conduct and Ethics ("Code") that applies to all of the Company's employees. The Code is located on the Company's website (www.gdc.com). Any amendments or waivers to the Code will be promptly disclosed on our website as required by applicable laws, rules and regulations of the Securities and Exchange Commission.

ITEM 10.        EXECUTIVE COMPENSATION

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of September 30, 2005 held by the Company's Chief Executive Officer and the next most highly compensated executive officers whose compensation for the fiscal year ended September 30, 2005 exceeded $100,000:

                                                            Number of Securities Underlying       Value of Unexercised In-The
                                                             Unexercised Options at Fiscal          -Money Options at Fiscal
                                                                     Year End (#)                         Year-End ($)
                                                                     ------------                         ------------
                           Shares
                         Acquired on        Value
Names                    Exercise (#)    Realized ($)           Exercisable      Unexercisable     Exercisable     Unexercisable
-----                    ------------    ------------           -----------      -------------     -----------     -------------
Howard S. Modlin               0               0                      1,550            551,121               0         0
William G. Henry               0               0                     40,377              5,126          14,750         0
George M. Gray                 0               0                     33,000              5,000          14,750         0
George T. Best               25,000          14,500                  10,000                 --              --        --

Reference is made to Item 1 of this Report on Form 10-KSB and specifically to the discussion of Risk Factors, relating to the ability of certain persons or groups to elect designees to the Board of Directors which could result in a change in control.

      The following Summary Compensation Table sets forth the compensation paid or awarded for the fiscal years ended September 30, 2005, 2004 and 2003 to the Company's Chief Executive Officer and the next most highly compensated executive officers whose compensation for the fiscal year ended September 30, 2005 exceeded $l00,000:

                           SUMMARY COMPENSATION TABLE

                                                              Annual                                 Long
                                                          Compensation(1)                     Term Compensation
                                                          ---------------                     -----------------
            Name and                      Fiscal                                 Other Annual       #Options        All Other
       Principal Position                  Year        Salary        Bonus       Compensation       Granted        Compensation
       ------------------                  ----        ------        -----       ------------       -------        ------------
       Howard S. Modlin(2)                 2005           --           --             --            551,121             --
       Chairman of the                     2004           --           --             --               --               --
       Board of Directors                  2003           --           --             --               --            $376,600
       and Chief Executive Officer

       William G. Henry(3)                 2005       $156,398         --           $8,190           30,000             --
       Vice President, Finance and         2004       $180,548         --           $8,190             -                --
       Administration
       and Chief Financial Officer         2003       $180,744         --           $7,900           35,250             --

       George M. Gray(3)                   2005       $144,915         --           $7,245           30,000             --
       Vice President, Operations          2004       $167,137         --           $7,245             -                --
       and Chief Technology Officer        2003       $166,475         --           $6,900           35,000             --

       George T. Best(3)                   2005       $138,254         --          $27,086           30,000             --
       Vice President, Sales and           2004       $142,764         --          $29,078             -                --
       Marketing                           2003       $142,693         --          $36,100           25,000             --

(l) There are no restricted stock awards, stock appreciation rights or deferred long-term incentive payouts.

(2) Mr. Modlin has served without salary or bonus since he assumed such positions in November 2001 following the death of the Company's founder and Chairman, Charles P. Johnson. The Company is paying the annual premium on a $5,000,000 life insurance policy on Mr. Modlin's life at an approximate annual cost of $45,400. Such amounts are not included in All Other Compensation as the Company is the owner of said policy which is collateral security for the obligations owed the Company's senior lenders. The amount set forth for Mr. Modlin in 2003 as All Other Compensation reflects the fair market value of the grant of 459,268 shares of Class B Stock to him on September 30, 2003 pursuant to the Company's 2003 Stock and Bonus Plan.

(3) Mr. Henry became Vice President, Finance and Administration in April 2003. He was elected Vice President, Finance and Chief Financial Officer in fiscal 1999. Messrs. Gray and Best became executive officers on September 15, 2003.

           Reference is made to Notes 7, 13 and 18 in the Notes to Consolidated Financial Statements in Item 7 of this Report on Form 10-KSB for description of related party transactions and loans made by Messrs. Modlin and Segall to the Company and extension of such loans.

Director Compensation

           No fees were paid to Directors for attendance at Board and Committee Meetings for the fiscal year ended September 30, 2005.

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

           As part of the Chapter 11 Plan of Reorganization the Company adopted a 2003 Stock and Bonus Plan ("2003 Plan") reserving 459,268 shares of Class B Stock and 459,268 shares of Common Stock for grant by the Stock Option Committee of the Board of Directors. The 2003 Plan provides for outright stock grants, conditional stock grants and non-incentive stock options. On September 30, 2003 the Stock Option Committee granted 459,268 shares of Class B stock to Howard S. Modlin and 25,000 shares of Common Stock to each of Messrs. Lee Paschall and John Segall. The Committee also granted an aggregate of 36,661 options to purchase Common Stock to 35 employees including 10,250 to William G. Henry and 10,000 to George M. Gray at $4.00 per share. Such options are not exercisable during the first year and thereafter vest in increments of 25% over a four year period and expire within five years. The Committee also granted an aggregate of 194,900 options to purchase Common Stock at $.01 a share to all 112 employees of the Company including 25,000 options to each of William G. Henry, George T. Best and George M. Gray which are exercisable through March 31, 2006. Mr. Best exercised his 25,000 options during fiscal 2005.

On January 26, 2005, the Board of Directors adopted a new 2005 Stock and Bonus Plan ("2005 Plan") covering 1,200,000 shares of Common Stock, and the Stock Option Committee authorized certain options pursuant to the new 2005 Plan. The 2005 Plan is similar to the 2003 Stock and Bonus Plan. No shares of Class B are authorized under the Plan.

Pursuant to the 2005 Plan, the Committee granted to Howard S. Modlin, Chief Executive Officer, a stock option to purchase 551,121 shares at $.61 per share and granted to each of Lee Paschall, Aletta Richards and John L. Segall, Directors, stock options to purchase 30,000 shares at $.55 per share, of the Corporation's Common Stock. The Committee also granted an aggregate of 212,050 options to 75 employees to purchase the Corporation's Common Stock at an option price of $.55 per share, including 30,000 options to each of George Best, Vice President, Sales and Marketing, William G. Henry, Vice President, Finance and Administration and Principal Finance Officer, and George Gray, Vice President, Operations and Chief Technology Officer. The options vest in increments of 20% one, two, three, four and five years after grant and expire ten years after grant. The shares issuable under such options are not registered under the Securities Act of 1933 and must be held for investment unless so registered or an exemption from registration exists. The Corporation plans to register the shares under the Plan in 2006.

See Note 18, "Subsequent Events" for discussion of stock options granted after the September 30, 2005 fiscal year end.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth information as of December 9, 2005 with respect to the beneficial ownership of the Corporation's Class B Stock and Common Stock by all persons known by the Corporation to own more than 5% of the Corporation's outstanding Class B Stock or Common Stock who are deemed to be such beneficial owners of the Corporation's Class B Stock or Common Stock under Rule 13d-3. The Percent of Class and Percent of All Classes presented are based upon shares outstanding at December 9, 2005. Class B Stock is convertible into Common Stock at any time on a share-for-share basis.

                                              Amount and Nature
                      Name and Address of      of  Beneficial
Title of Class        Beneficial Owner            Ownership          Percent of Class   Percent of All Classes
--------------        ----------------            ---------          ----------------   ----------------------
Class B Stock,        Howard S. Modlin            459,943*                 70.3%              11.5%
$.01 par value        General DataComm
                      Naugatuck, CT
                      06770

Common Stock,         Howard S. Modlin          2,966,145*                 47.1%              49.3%
$.01 par value        General DataComm
                      Naugatuck, CT
                      06770

Common Stock,         John L. Segall            1,132,197**                25.4%              22.2%
$.01 par value        General DataComm
                      Naugatuck, CT
                      06770

Common Stock,         Howard M. Benedek           167,170***                5.0%               4.2%
$.01 par value        Investor

* The amount and percentage of Common Stock and percent of all classes includes Class B Stock but does not include the following shares of Common Stock which are included in the amount of Common Stock held: 9,053 shares owned by Mr. Modlin's law firm; an additional 111,275 deemed owned based on options to purchase Common Stock which could be exercised by Mr. Modlin within sixty (60) days as follows: 450 at $37.50 per share, 600 at $26.875 per share and 110,225 at $0.61 par share, expiring March 4, 2008, October 20, 2009 and January 29,2005, respectively; 2,084,204 shares acquirable on exercise of a warrant at $0.575 per share; and 761,614 shares acquirable on exercise of a warrant at $0.32825 a share. In addition, the amount does not include an aggregate of 99,722 shares of Common Stock or 2.9% of the outstanding shares consisting of (i) 11,200 shares of Common Stock and 3,400 shares of Class B Stock owned by Mr. Modlin's wife, the beneficial ownership of which Mr. Modlin disclaims, and (ii) an aggregate of 85,122 shares held as trustee for the benefit of children of Charles P. Johnson, The Company's former Chairman, for which Mr. Modlin is the trustee, the beneficial ownership of which Mr. Modlin disclaims. Such shares held consist of 78,683 shares of Class B Stock convertible into a like number of shares of Common Stock, 4,607 shares of Common Stock and an additional 1,832 shares of Common Stock if 10,000 shares of the Company's 9% Cumulative Convertible Exchangeable Preferred Stock are converted into Common Stock at $136.50 per share.

** Pursuant to Rule 13d-3, 1,100,047 shares are deemed owned by Mr. Segall on the exercise of a warrant issued December 9, 2005 expiring December 8, 2012 to purchase Common Stock at $0.575 per share, 1,050 shares are deemed owned based on options to purchase Common Stock which could be exercised as follows: 450 at $37.50 per share and 600 at $26.875 per share, respectively, expiring March 4, 2008 and October 20, 2009 respectively and 6,000 shares pursuant to an option expiring January 25, 2015 at 55 cents per share.

*** Information obtained from Form 13G dated December 7, 2004 filed with the Securities and Exchange Commission by Howard M. Benedek, Investor.

Each director and each executive officer listed in the Summary Compensation Table in Item 10 of this Form 10-KSB, (on page 53) has advised the Corporation that, as of December 9, 2005 he or she owned beneficially, directly or indirectly, securities of the Corporation in the amounts set forth opposite his or her name as follows:

                              Shares of
                             Common Stock                            Shares of Class B                             Percent of
Name                             Owned          Percent of Class       Stock Owned (1)     Percent of Class        All Classes
----                             -----          ----------------       ---------------     ----------------        -----------
Howard S. Modlin             2,966,145(2)            47.1%                  459,943             70.3%                49.3%

William G. Henry             46,430(3)(6)             1.4%                       --                --                 1.1%

George M. Gray               39,000(4)(6)             1.2%                       --                --                 1.0%

George T. Best                  41,000(5)             1.2%                       --                --                 1.0%

Lee M. Paschall                 32,050(7)             1.0%                      577              0.1%                 0.8%

John L. Segall               1,132,197(8)            25.4%                       --                --                22.2%

Aletta Richards                  6,000(9)                -                       --                --                   --

Directors and Officers      4,262,822(10)            56.7%                  460,520(7)          70.4%                57.8%
as a group (7
individuals)

(1) The Class B Stock is convertible into Common Stock at any time on a share-for-share basis.

(2) 9,053 of these shares are owned by Mr. Modlin's law firm. Pursuant to Rule 13d-3 an additional 761,614 shares acquirable on exercise of a warrant at $0.32825 per share, 2,084,204 shares acquirable on exercise of a warrant at $0.575 per share and 111,275 shares are deemed owned based on options to purchase Commons Stock which could be exercised by Mr. Modlin within sixty (60) days as follows: 450 at $37.50 per share, 600 at $26.875 per share and 110,225 at $0.61 per share, respectively. The total does not include an aggregate of 99,722 shares of Common Stock or 2.9% of the outstanding shares consisting of (i) 11,200 shares of Common Stock and 3,400 shares of Class B Stock owned by Mr. Modlin's wife, the beneficial ownership of which Mr. Modlin disclaims, and (ii) an aggregate of 85,122 shares held as trustee for the benefit of children of Charles P. Johnson, the Company's former Chairman, for which Mr. Modlin is the trustee, the beneficial ownership of which Mr. Modlin disclaims. Such shares held by the Estate of Charles P. Johnson consist of 78,683 shares of Class B Stock convertible into a like number of shares of Common Stock, 4,607 shares of Common Stock and an additional 1,832 shares of Common Stock if 10,000 shares of the Issuer's 9% Cumulative Convertible Exchangeable Preferred Stock are converted into Common Stock at $136.50 per share.

(3) Includes 21,377 shares which Mr. Henry could acquire by the exercise of stock options within sixty (60) days and 53 shares of Common Stock held in the Corporation's 401(k) Stock Fund.

(4) Includes 14,000 shares which Mr. Gray could acquire by the exercise of stock options within sixty (60) days.

(5) Includes 16,000 shares which Mr. Best could acquire by the exercise of stock options within sixty (60) days.

(6) Includes 25,000 shares of Common Stock which each officer can acquire at $.01 per share through March 31, 2006.

(7) Includes 7,050 shares of Common Stock which Mr. Paschall could acquire by the exercise of stock options within sixty (60) days.

(8) Includes 7,050 shares of Common Stock which Mr. Segall could acquire by the exercise of stock options and 1,100,047 shares which could be acquired on exercise of a warrant at $0.575 per share within sixty (60) days.

(9) Includes 6,000 shares of Common Stock which Ms. Richards could acquire by the exercise of stock options within sixty (60) days.

(10) Includes 232,751 shares of Common Stock which persons in the group have the right to acquire by the exercise of stock options within sixty (60) days, 53 shares of Common Stock held in the Corporation's 401(k) Stock Fund, 9,053 shares of Common Stock held by Mr. Modlin's law firm, 761,614 shares acquirable by Mr. Modlin on exercise of a warrant at $0.32825 a share, 2,084,204 shares acquirable by Mr. Modlin on exercise of a warrant at $0.575 a share and 1,100,047 shares acquirable by Mr. Segall on exercise of a warrant at $0.575 a share. Does not include 3,400 shares of Class B Stock and 11,250 shares of Common Stock owned directly by members of the directors' and officers' immediate families, the beneficial ownership of which they disclaim. Also does not include 74,683 shares of Class B Stock and 6,439 shares of Common Stock beneficially held in trusts for children of Charles P. Johnson, the Company's former Chairman, of which Mr. Modlin is the sole trustee, the beneficial ownership of which Mr. Modlin disclaims.


                      Equity Compensation Plan Information

                                    Number of securities to be       Weighted-average             Number of securities
                                     issued upon exercise of        exercise price of             remaining available for
                                        outstanding options,        outstanding options,          future issuance under
    Plan Category                       warrants and rights         warrants and rights           equity compensation plans
    -------------                       -------------------         -------------------           -------------------------
Equity compensation
   plans approved by
   security holders                            18,201                      $54.59                          None

Equity compensation
   plans not approved
   by security holders                      1,083,474                        1.12                         693,737
                                            ---------                        ----                         -------

       Total                                1,101,675                       $2.01                         693,737
                                            ---------                       -----                         -------

Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to or less than the market price on the date of grant. While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 25% per year over a four-year period and expire within five years (ten years for options granted prior to fiscal 2002). Under the terms of these stock option plans, the Company has reserved a total of 693,737 shares of common stock at September 30, 2005.

The 2003 Stock and Bonus Plan also provides for outstanding grants of stock as described in Note 11 to consolidated financial statements. Officers, directors and employees are eligible for such grants under such plan.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman Celler Spett & Modlin, P.C. ("WCSM") to whom the Company was indebted for legal services in excess of $2,179,000 for work performed prior to November 2001 and in settlement for which the Company issued subordinated debentures. WCSM has filed a claim for $294,000 for work performed between November 2001 and September 15, 2003 which was approved and authorized by the bankruptcy court subsequent to September 30, 2003. WCSM has outstanding bills totaling $514,000 for work performed for the Company between September 15, 2003 and September 30, 2005. Furthermore, the Company was indebted to Mr. Modlin for fees for Company director meetings he attended prior to November 2001 for which he received subordinated debentures in the total amount of $16,400. WCSM was not paid any fees by the Company in the three fiscal years ended September 30, 2005.

On September 30, 2003 the Stock Option Committee of the Board of Directors awarded Mr. Modlin 459,268 shares of the Corporation's Class B stock and Lee M. Paschall and John L. Segall, Directors, 25,000 shares each of the Corporation's Common Stock, all subject to registration restrictions. Refer to Note 11, "Employee Incentive Plans" of the Notes to Consolidated Financial Statements in
Item 7 of this Report on Form 10-KSB for further discussion. Messrs. Segall and Paschall respectively received subordinated debentures in the total amount of $19,900 and $17,900 in payment for directors fees for Company director meetings they attended prior to November 2001. In addition, Mr. William G. Henry, Vice President, Finance and Administration, and Mr. George M. Gray, Vice President, Operations, have been issued subordinated debentures in the amounts of $125,000 and $50,000, respectively, for services and bonuses prior to the Company's bankruptcy filing.

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

On December 9, 2005, the Corporation entered into amendments of its loan arrangements with Howard S. Modlin, Chairman of the Board and Chief Executive Officer, and John Segall, a Director. Pursuant to such amendments, an aggregate of $1,600,000 in secured loans from such directors maturing between September 29, 2005 and September 29, 2006 were extended. Such amendments provided that 50% of each such amended and restated note was amended to be payable one year from the original due date and 50% of each such amended and restated note was amended to be payable two years from the original due date. The conversion features of four notes held by Mr. Modlin, which were convertible into an aggregate of 1,103,896 shares of Common Stock, and three notes held by Mr. Segall, which were convertible into an aggregate of 501,698 shares of Common Stock, were eliminated, and unpaid accrued interest aggregating $230,945.21, was added to the amended and restated notes. In addition, while interest will continue to accrue at the rate of 10% per annum from December 9, 2005, the first interest payment on the amended and restated notes will not commence until May 1, 2006. In connection with the transactions, Mr. Modlin and Mr. Segall each received seven year warrants expiring December 8, 2012 to purchase Common Stock at 57-1/2 cents per share covering 2,084,204 shares and 1,100,047 shares, respectively. The transactions were unanimously approved by the Corporation's Board of Directors on December 9, 2005.

ITEM 13.     EXHIBITS

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

  10.8          Non-Statutory Stock Option Agreement Form - employee(18)

  10.9          Non-Statutory Stock Option Agreement Form - non-employee(18)

  10.10 Retirement Savings and Deferred Profit Sharing Plan, and related amendments (19)

  10.11 Loan and Security Agreement dated as of August 20, 2002 between General DataComm Industries, Inc., et al., and Ableco Finance, LLC (20)

  10.12         Subordinated Security Agreement dated September 15, 2003

  14.1          Code of Conduct and Ethics (22)

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

  31.1          Rule 13a-15(e)/15d-15(e) Certification by Chief Executive
                Officer.

  31.2          Rule 13a-15(e)/15d-15(e) Certification by Chief Financial
                Officer.

  32.1          Section 1350 Certification by Chief Executive Officer.

  32.2          Section 1350 Certification by Chief Financial Officer.


      Exhibit footnotes

(1) Incorporated by reference to Exhibit 3.2 to Form 8-K/A dated September 18, 2003.
(2)   Incorporated by reference to Exhibit 4 to Form dated October 8, 1996.
(3) Incorporated by reference to Exhibit 4.1 to Form 10-Q for quarter ended September 30, (1997.)
(4) Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended September 30, 1997.
(5)   Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 17,
      2003.
(6)   Incorporated by reference to Exhibit 4.2 to Form 8-K dated July 31, 2000.
(7)   Incorporated by reference to Exhibit 4.2 to Form 8-K dated September 17,
      2003.
(8)   Incorporated by reference to Exhibit 4.3 to Form 8-K dated September 17,
      2003.
(9) Incorporated by reference to Exhibit 4.1 to each of Form 8-Ks dated January 8, 2004, March 3, 2004, April 5, 2004, July 2, 2004 and October 4, 2004.
(10) Incorporated by reference to Exhibit 4.2 to each of Form 8-Ks dated January 8, 2004, March 3, 2004 and April 5, 2004.
(11)  Incorporated by reference to Exhibit 10.3 to Form 8-K dated October 4,
      2004.
(12) Incorporated by reference to Exhibit 10.2 to Form 8-K/A dated September 18, 2003.
(13) Incorporated by reference to Exhibit 10.2 to Form 10-K for year ended September 30, 2003.
(14) Incorporated by reference to Exhibit 10.3 to Form 10-K for year ended September 30, 2003.
(15) Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 8, 2004. The Fourth Amendment thereto incorporating all prior amendments is incorporated by reference to Exhibit 10.1 to Form 8-K dated October 4, 2004.
(16) Incorporated by reference from Exhibit 10a, Form S-8, Registration Statement No. 33-21027. Amendments thereto are incorporated by reference from Part II of prospectus dated August 21, 1990, contained in Form S-8, Registration Statement No. 33-36351 and as Exhibit 10.3.2 to Form 10-Q for quarter ended June 30, 1991.
(17) Incorporated by reference from Form S-8, Registration Statement No. 333-35299.
(18)  Incorporated by reference from Form S-8, Registration Statement No.
      333-52302
(19) Incorporated by reference from Form S-8, Registration Statement No. 33-37266. Amendments thereto are incorporated by reference to Exhibit
      10.16 to Form 10-Q for the quarter ended December 31, 1996.

(20) Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 17, 2003. The Fifth Amendment thereto incorporating all prior amendments is incorporated by reference to Exhibit 10.2 of Form 8-K dated
      October 4, 2004.
(21) Incorporated by reference to Exhibit 10.1 to Form 8-K/A dated September 18, 2003.
(22) Incorporated by reference to Exhibit 14.1 to Form 10-K for year ended September 30, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company for the years ended September 30, 2005 and September 30, 2004, by its principal accounting firm, Eisner LLP are as follows:

Audit Fees: The aggregate fees for professional services rendered by Eisner LLP in connection with (i) the audit of annual financial statements (Form 10-KSB), and (ii) reviews of quarterly financial statements (Forms 10-QSB) for the years ended September 30, 2005 and 2004, were $170,000 and $152,000, respectively.

Audit Related Fees: There aggregate fees for professional services rendered by Eisner LLP for assurance and related services related to the audit services in connection with the Company's financial statements for the years ended September 30, 2005 and 2004, were $17,800 and $7,500, respectively.

Tax Fees: There were no fees for professional services rendered by Eisner LLP for tax compliance, tax advice and tax planning for the years ended September 30, 2005 and 2004.

All Other Fees: There were no fees for professional services that were not included in audit fees, audit-related fees and tax fees for the years ended September 30, 2005 and 2004.

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

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by Eisner LLP during the fiscal years ended September 30, 2005 and 2004 as described above.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title                           Date

/s/ HOWARD S. MODLIN          Chairman of the Board and       January 12, 2006
--------------------          Chief Executive Officer
HOWARD S. MODLIN

/s/ WILLIAM G. HENRY          Vice President,
--------------------          Finance & Administration        January 12, 2006
WILLIAM G. HENRY              Chief Financial Officer

/s/ LEE M. PASCHALL           Director                        January 12, 2006
--------------------
LEE M. PASCHALL

/s/ JOHN L. SEGALL            Director                        January 12, 2006
------------------
JOHN L. SEGALL

                              Director                        January 12, 2006
------------------
ALETTA RICHARDS