Form 10KSB/A
period 2005-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 2006-02-03
CIK 40518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |X|

State issuer's revenues for its most recent fiscal year. $14,429,000

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

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format:       Yes|_|;  No|X|

                        GENERAL DATACOMM INDUSTRIES, INC.

                     INDEX TO ANNUAL REPORT ON FORM 10-KSB/A
                                AMENDMENT NO. 1
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

Subsidiaries of the Registrant

Consents of Independent Registered Public Accounting Firm

Certification of Chief Executive Officer

Certification of Chief Financial Officer

Certification of CEO and CFO

Explanatory Note:

      This Form 10-KSB/A Amendment is being filed to clarify the explanation of Gross Margin in Item 6. "Management's Discussion and Analysis or Plan of Operation", to correct a typographical error on the Consolidated Statements of Cash Flows in Item 7, "Financial Statements", and to add a registration statement number referenced in the Consent of Independent Registered Public Accounting Firm in Exhibit 23.1.

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

Reference is made to Note 1 and Note 4 to the Notes to Consolidated Financial Statements presented in Item 7 of this Form 10-KSB/A, and to "Risk Factors" presented below.

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

RISK FACTORS

THIS ANNUAL REPORT ON FORM 10-KSB/A CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THIS HEADING.

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

Limited Financial Resources and Risk of Default. The Company has virtually no current ability to borrow additional funds. It must, therefore, substantially fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of professional fees and monthly payments of principal and interest (currently such principal and interest totals approximately $290,000 per month) under its loan agreement. Furthermore, the Company has significant outstanding obligations and commitments approximating $45.2 million (see Item 6 of this Form 10-KSB/A, in the section on "Liquidity" for additional discussion of this Risk Factor and the Company's contractual cash obligations as of September 30, 2005).

The Company's failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Notes 1 and 4 to Notes to Consolidated Financial Statements included in Item 7 of this Form 10-KSB/A). At September 30, 2004, the prior fiscal year end, it was necessary to obtain a waiver of compliance with such covenant in order to avoid a default as the Company did not meet the financial covenant requirement.

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

ITEM 3. LEGAL PROCEEDINGS

Reference is made to Item 1 of this Form 10-KSB/A, "Plan of Reorganization Approval and Effectiveness".

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

Except for 25,500 shares purchased by employees pursuant to stock options for $255, no shares of Common Stock or Class B Stock were sold for cash during the three year period ending September 30, 2005. Convertible notes aggregating $1,050,000 and a warrant were issued to the Chief Executive Officer in connection with loans, and convertible notes aggregating $550,000 were issued to John L. Segall, a director in connection with three loans as set forth in Reports on Form 8-K previously filed and in Note 7 in the Notes to Consolidated Financial Statements included in Item 7 in this Form 10-KSB/A. Subsequent to September 30, 2005, the convertible debt and related interest were amended and restated with new dates of maturity (See Note 18).

Reference is made to Notes 4 and 7 in the Notes to Consolidated Financial Statements included in Item 7 of this Form 10-KSB/A for description of Debentures issued to creditors in satisfaction of their unsecured claims in the Company's Chapter 11 proceedings.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB/A.

THIS ANNUAL REPORT ON FORM 10-KSB/A CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE HEADING "RISK FACTORS" IN ITEM 1 TO THIS FORM 10-KSB/A. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS OR REASONS WHY ACTUAL RESULTS MAY DIFFER.

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

Thereafter, the Company consolidated its remaining operations into its owned facility in Naugatuck, Connecticut and downsized its staff and operating assets to more properly reflect its reduced operating requirements and currently has 100 employees including the former employees of Ahead Communications Systems, Inc. ("ACS") who accepted employment with the Company when ACS was acquired by the Company on June 30, 2005. Pursuant to a plan approved by Bankruptcy Court in Connecticut having jurisdiction over ACS, the Company acquired the assets, certain liabilities and business of ACS (see Note 16 in the Notes to Consolidated Financial Statements included in Item 7 in this Form 10-KSB/A).

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

The Company has over the preceding three years demonstrated the ability to introduce new products, re-establish customer relationships and introduce manufacturing cost efficiencies. However, the ability of the Company to generate sufficient operating cash flow is dependent on achieving satisfactory revenue levels, customer collections, new product and product feature development, ability to operate with minimal investment in capital equipment and software and other significant risks. Reference is made to Item 1, "Risk Factors" and the "Liquidity" section below in this Form 10-KSB/A for further discussion of these items.

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

The Company's business is characterized by a concentration of sales to a limited number of key customers. Sales to the Company's top five customers accounted for 55% and 56% of product sales in fiscal 2005 and 2004, respectively. The Company's customers who individually accounted for more then 10% of revenue in fiscal 2005 were Bell Canada (16%), Qwest (11%), Harris Corp. (11%) and Verizon (11%). The Company's largest customers in fiscal 2004 were: Verizon (16%), Bell Canada (17%) and Sunbelt Telecommunications, Inc. (10%). See "Risk Factors" in
Item 1 in this Form 10-KSB/A.

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
--------------------------------------------------------------------------
--------------------------------------------------------------------------

Gross margin as a percentage of revenues in fiscal 2005 was 57.7%, an increase of 1.9% compared to 55.8% in fiscal 2004. Most of the increase in the percentage (1.8%) was due to service revenue, which is generally more profitable than product revenue and was a higher component of total revenue in fiscal 2005 than in fiscal 2004.

Product sales gross margin percentage was a modest increase of 0.1%. This change resulted from the net effect of the following items: lower product sales level resulting in higher fixed production costs of 0.7% as a percentage of revenues, higher year-over-year costs of components reducing product sales margins by 2.7%, the positive impact on product gross margins of 4.4% resulting from the sale of older inventories that had previously been written off based on the Company's accounting policy for obsolescence and other product mix and cost changes with a negative effect of 0.9%.

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

Other items included in other income (expense) for the fiscal year ended September 30, 2005 were $4,737,000 from recoveries on a note receivable and a $300,000 gain on sale of a 25% minority interest in a Mexican company (see Notes 15 and 16 in the notes to Financial Statements included in Item 7 in this Form 10-KSB/A). In addition, fiscal 2005 other income (expense) includes $173,000 in sales of components no longer used, $106,000 received from a tradename license, $59,000 received from settlement of litigation and other items totaling $45,000, offset by foreign exchange losses of $52,000.

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

Provision for Income Taxes

The tax provision for the fiscal year ended September 30, 2005 includes a credit of $369,000 due to the favorable settlement of a foreign income tax claim, a credit of $200,000 due to reduction in tax liabilities deemed no longer required, and a current state tax provision of $19,000 (see Note 8 in Notes to Consolidated Financial Statements in Item 7 in this Form 10-KSB/A). Fiscal 2004 included a state tax provision of $23,000. No federal income tax provisions or other tax benefits were provided in fiscal 2005 and 2004 due to the valuation allowance provided against deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2004. The Company has federal tax credit and net operating loss carry forwards of approximately $11.9 million and $214.2 million, respectively, as of September 30, 2005.

Critical Accounting Policies

The Company's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America, the instructions to Form 10-KSB/A and Article 10 of Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgements. See Note 2 in Notes to Consolidated Financial Statements in Item 7 in this Form 10-KSB/A for a summary of the Company's significant accounting policies.

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

The Company's failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Note 4 in Notes to Consolidated Financial Statements included in Item 7 to this Form 10-KSB/A). At September 30, 2004, the prior fiscal year end, it was necessary for the Company to obtain a waiver of compliance with such covenant in order to avoid a default as the Company did not meet the financial covenant requirement.

Since emerging from bankruptcy, the Company has incurred losses before recoveries on note receivable, reorganization items and income taxes of approximately $5.7 million. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described in Item 1 in this Form 10-KSB/A in the section titled "Risk Factors". There can be no assurance that the Company will be able to avoid a default on the new loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($7.7 million at September 30, 2005) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection.

The Company emerged from Chapter 11 bankruptcy on September 15, 2003 pursuant to a court-approved plan of reorganization. Under this plan the Company intends to pay all creditors 100% of their allowed claims based upon a five year business plan. The ability to meet the objectives of this business plan is directly affected by the factors described in the "Risk Factors" section in Item 1 in this Form 10-KSB/A. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet its business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. Since the Company has no current ability to borrow additional funds, it cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Management has responded to such risks as part of an ongoing strategy by restructuring its sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, in fiscal 2004 the Company obtained $1.6 million from loans from related parties to be used primarily for replacement of senior indebtedness being repaid with the proceeds (see Note 7 in the Notes to Consolidated Financial Statements included in Item 7 of this Form 10-KSB/A). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce senior secured debt and related interest. On May 5, 2005 the Company received $2.7 million in recovery on a note receivable and used the proceeds to pay down senior secured debt (See Note 16 of the Notes to Consolidated Financial Statements included in Item 7 in this Form 10-KSB/A).

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

See Notes 4 and 7 in the Notes to Consolidated Financial Statements included in
Item 7 in this Form 10-KSB/A for additional information on contractual cash obligations.

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

               General DataComm Industries, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

(In thousands)
Year ended September 30,                                          2005             2004
------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                 $ 3,292        $ (1,396)
Adjustments to reconcile net income
(loss) to net cash provided (used)
by operating activities:
     Depreciation and amortization                                    275             194
     Gain on claim reductions                                        (258)         (2,118)
     Reduction in note receivable reserve                          (4,737)             --
     Reduction in liability for income taxes                         (550)             --
     Increase in inventory obsolescence reserve                       164              --
     Changes in:
        Accounts receivable                                         1,229           1,295
        Inventories                                                 1,198             634
        Accounts payable                                             (411)             58
        Accrued payroll and payroll-related costs                    (158)           (740)
        Other net current liabilities                               2,968           2,172
        Other net long-term assets                                   (129)           (209)
------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                    2,883            (110)
==========================================================================================
Cash flows from investing activities:
  Acquisition of property, plant and equipment, net                   (26)            (90)
  Notes receivable collections                                      3,594             125
------------------------------------------------------------------------------------------
Net cash provided by investing activities                           3,568              35
==========================================================================================
Cash flows from financing activities:
  Proceeds from notes payable                                         214              --
  Principal payments on notes payable                                (202)             --
  Principal payments on term loan obligation                       (6,171)         (3,377)
  Proceeds from notes payable to related parties                       --           1,600
------------------------------------------------------------------------------------------
Net cash used by financing activities                              (6,159)         (1,777)
==========================================================================================
Net  increase (decrease) in cash and cash equivalents                 292          (1,852)
Cash and cash equivalents, beginning of year                          586           2,438
------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                            $   878       $     586
==========================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                     $   719       $     994
     Income and franchise taxes                                   $    49       $       9
     Reorganization items                                         $   254       $     473
  Non-cash investing activities:
     Net non-cash assets received
     in settlement of note receivable
     (see Note 16).                                               $ 1,155       $       -
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

Reference is made to Item 1 of this Report on Form 10-KSB/A and specifically to the discussion of Risk Factors, relating to the ability of certain persons or groups to elect designees to the Board of Directors which could result in a change in control.

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

Reference is made to Notes 7, 13 and 18 in the Notes to Consolidated Financial Statements in Item 7 of this Report on Form 10-KSB/A for description of related party transactions and loans made by Messrs. Modlin and Segall to the Company and extension of such loans.

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

*** Information obtained from Form 13G dated December 7, 2004 filed with the Securities and Exchange Commission by Howard M. Benedek, Investor.

Each director and each executive officer listed in the Summary Compensation Table in Item 10 of this Form 10-KSB/A, (on page 53) has advised the Corporation that, as of December 9, 2005 he or she owned beneficially, directly or indirectly, securities of the Corporation in the amounts set forth opposite his or her name as follows:

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

On September 30, 2003 the Stock Option Committee of the Board of Directors awarded Mr. Modlin 459,268 shares of the Corporation's Class B stock and Lee M. Paschall and John L. Segall, Directors, 25,000 shares each of the Corporation's Common Stock, all subject to registration restrictions. Refer to Note 11, "Employee Incentive Plans" of the Notes to Consolidated Financial Statements in
Item 7 of this Report on Form 10-KSB/A for further discussion. Messrs. Segall and Paschall respectively received subordinated debentures in the total amount of $19,900 and $17,900 in payment for directors fees for Company director meetings they attended prior to November 2001. In addition, Mr. William G. Henry, Vice President, Finance and Administration, and Mr. George M. Gray, Vice President, Operations, have been issued subordinated debentures in the amounts of $125,000 and $50,000, respectively, for services and bonuses prior to the Company's bankruptcy filing.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company for the years ended September 30, 2005 and September 30, 2004, by its principal accounting firm, Eisner LLP are as follows:

Audit Fees: The aggregate fees for professional services rendered by Eisner LLP in connection with (i) the audit of annual financial statements (Form 10-KSB/A), and (ii) reviews of quarterly financial statements (Forms 10-QSB) for the years ended September 30, 2005 and 2004, were $170,000 and $152,000, respectively.

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

Signature                     Title                           Date

/s/ HOWARD S. MODLIN          Chairman of the Board and       February 3, 2006
--------------------          Chief Executive Officer
HOWARD S. MODLIN

/s/ WILLIAM G. HENRY          Vice President,
--------------------          Finance & Administration        February 3, 2006
WILLIAM G. HENRY              Chief Financial Officer

/s/ LEE M. PASCHALL           Director                        February 3, 2006
--------------------
LEE M. PASCHALL

/s/ JOHN L. SEGALL            Director                        February 3, 2006
------------------
JOHN L. SEGALL

                              Director                        February 3, 2006
------------------
ALETTA RICHARDS