Form 10QSB
period 2005-12-31
GENERAL DATACOMM INDUSTRIES INC
filed 2006-02-14
CIK 40518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2005

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

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

                                                   Yes |X| No |_|

                       APPLICABLE ONLY TO CORPORATE ISSUER

      State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2006:

                        3,340,403 shares of Common Stock
                         653,947 shares of Class B Stock

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                        GENERAL DATACOMM INDUSTRIES, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

PART I   FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements (unaudited):
           Condensed Consolidated Balance Sheets as of
                December 31, 2005 and September 30, 2005 ...................   3
           Condensed Consolidated Statements of Operations for
                the Three Months Ended December 31, 2005 and 2004 ..........   4
           Condensed Consolidated Statements of Cash Flows for
                the Three Months Ended December 31, 2005 and 2004 ..........   5
           Notes to the Condensed Consolidated Financial Statements ........   6

Item 2.  Management's Discussion and Analysis or Plan of Operation .........  12

Item 3.  Controls and Procedures ...........................................  29

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  29

Item 3.  Defaults Upon Senior Securities ...................................  29

Item 4.  Submission of Matters of a Vote of Security Holders ...............  29

Item 5.  Other Information .................................................  29

Item 6.  Exhibits ..........................................................  29

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        General DataComm Industries, Inc.
                      Condensed Consolidated Balance Sheets
                          (in thousands except shares)

                                                                               December 31,  September 30,
                                                                                  2005           2005*
                                                                               (Unaudited)
----------------------------------------------------------------------------------------------------------
Assets:
Current assets:
     Cash and cash equivalents                                                  $     602      $     878
     Accounts receivable, less allowance for doubtful accounts of
      $634 at December 31, 2005 and $671 at September 30, 2005                      1,890          2,078
     Inventories                                                                    3,129          3,248
     Other current assets                                                             114            261
----------------------------------------------------------------------------------------------------------
Total current assets                                                                5,735          6,465
----------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                  4,182          4,233
==========================================================================================================
Total Assets                                                                    $   9,917      $  10,698
==========================================================================================================

Liabilities and Stockholders' Deficit:
Current liabilities:
     Current portion of long-term debt ($ 1,831 in December and
     $1,600 in September owed to related parties)                               $  30,688      $  31,194
     Accounts payable                                                               2,313          1,444
     Accrued payroll and payroll-related costs                                        260            471
     Other current liabilities                                                     12,020         11,299
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                          45,281         44,408
Other liabilities                                                                     801          1,032
==========================================================================================================
Total Liabilities                                                                  46,082         45,440
==========================================================================================================

Commitments and contingencies                                                          --             --

Stockholders' deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized,
     782,496 shares issued and outstanding at December 31, 2005 and 787,800 at September 30, 2005; $29.2 million liquidation preference at
     December 31, 2005                                                                782            788
   Class B common stock, par value $.01 per share, 5,000,000 shares
     authorized;  653,947 shares issued and outstanding                                 7              7
   Common stock, par value $.01 per share, 25,000,000 shares authorized;
     3,342,364 shares issued                                                           33             33
   Capital in excess of par value                                                 198,828        198,433
   Accumulated deficit                                                           (235,670)      (233,858)
   Common stock held in teasury, at cost; 1,961 shares                               (145)          (145)
==========================================================================================================
Total Stockholders' Deficit                                                       (36,165)       (34,742)
==========================================================================================================
Total Liabilities and Stockholders' Deficit                                     $   9,917      $  10,698
==========================================================================================================

* Derived from the Company's audited consolidated balance sheet at September 30, 2005.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)
                        (in thousands except share data)

                                                                           Three Months Ended
                                                                              December 31,
                                                                      ----------------------------
                                                                         2005             2004
--------------------------------------------------------------------------------------------------
Revenues
  Product                                                             $     2,574      $     3,646
  Service                                                                     471              221
--------------------------------------------------------------------------------------------------

  Total                                                               $     3,045      $     3,867
--------------------------------------------------------------------------------------------------

Cost of revenues                                                            1,367            1,581
--------------------------------------------------------------------------------------------------

Gross margin                                                                1,678            2,286

Operating expenses:

  Selling, general and administrative                                       1,492            1,256
  Research and product development                                            857              546
--------------------------------------------------------------------------------------------------
                                                                            2,349            1,802

Operating  income (loss)                                                     (671)             484

Other income (expense):
  Interest expense                                                           (817)            (872)
  Loss on extinguishment of debt                                             (389)              --
  Gain on sale of investment                                                   --              300
  Other, net                                                                   68              186
--------------------------------------------------------------------------------------------------
                                                                           (1,138)            (386)

Income (loss)  before income taxes                                         (1,809)              98

Income tax provision                                                            3                6
--------------------------------------------------------------------------------------------------

Net income (loss)                                                          (1,812)              92

Less: dividends applicable to preferred stock                                (440)            (443)
--------------------------------------------------------------------------------------------------

Net loss applicable to common and Class B stock                       $    (2,252)     $      (351)

==================================================================================================
Earnings (loss) per share:
  common and Class B stock, basic and diluted                         $     (0.56)     $     (0.09)

--------------------------------------------------------------------------------------------------

Weighted average number of common and Class B shares outstanding:
   common stock                                                         3,340,403        3,303,872
   Class B stock                                                          653,947          664,978
==================================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                            Three Months Ended
                                                               December 31,
                                                           --------------------
                                                             2005         2004
-------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                          $(1,812)     $    92
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
     Depreciation and amortization                              89           68
     Gain on claim reductions                                   --         (145)
     Loss on extinguishment of debt                            389           --
     Changes in:
        Accounts receivable                                    188         (295)
        Inventories                                            119          646
        Accounts payable                                       869          (57)
        Accrued payroll and payroll-related costs             (211)          97
        Other net current liabilities                          868          964
        Other net long-term assets                            (231)        (196)
-------------------------------------------------------------------------------

Net cash  provided by operating activities                     268        1,174
===============================================================================

Cash flows from investing activities:
  Acquisition of property, plant and equipment, net            (23)          --
  Note receivable collections                                   --           11
-------------------------------------------------------------------------------

Net cash  provided (used) by investing activities              (23)          11
===============================================================================

Cash flows from financing activities:
  Principal payments on term obligation                       (521)      (1,050)
-------------------------------------------------------------------------------

Net cash used by financing activities                         (521)      (1,050)
===============================================================================

Net increase (decrease) in cash and cash equivalents          (276)         135

Cash and cash equivalents, beginning of period                 878          586
-------------------------------------------------------------------------------

Cash and cash equivalents, end of period                   $   602      $   721
===============================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                              $   116      $   235
     Income taxes                                          $    --      $     3
     Reorganization items                                  $    49      $    17
-------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        GENERAL DATACOMM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Presentation and Liquidity

      The accompanying unaudited interim financial statements of General DataComm Industries, Inc. (the "Company") have been prepared on a going concern basis, in accordance with generally accepted accounting principles in the United States for interim financial information, the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results which may be achieved for the entire fiscal year ending September 30, 2006. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB/A for the fiscal year ended September 30, 2005 as filed with the Securities and Exchange Commission.

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

The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of accrued professional fees (approximately $1.7 million at December 31, 2005) and monthly payments of principal and interest (currently such monthly principal and interest totals approximately $283,000) under its senior loan agreement. The Company received an extension of payment terms for the amount due February 1, 2006 to its senior secured lenders (see Note 8). In fiscal 2004 the Company borrowed $1.6 million from related parties in order to meet its current payment obligations, which notes were extended in December 2005 (see Note 4). Furthermore, the Company has significant future outstanding obligations as shown in the accompanying condensed consolidated balance sheet at December 31, 2005. In order to meet these and other future payments the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

The Company's failure to make required payments under the new loan agreement would constitute an event of default. In addition, the Company is required to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) each quarter to avoid an event of default (see
Note 4) . The Company's quarterly operating results are subject to fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. Such factors include (but are not limited to): dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products. The Company did not meet the EBITDA financial covenant for the period ended September 30, 2004 and received a waiver for such period. While the Company's calculations for the period ended December 31, 2005 show that the Company was in compliance with the financial covenant, future compliance will require improved earnings. There can be no assurance that the Company will be able to avoid an event of default on the loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($7.0 million at December 31, 2005) and exercise their security interests which likely would require the Company to again file for bankruptcy protection. An acceleration by the senior secured lenders would also result in a default and acceleration by the debenture holders ($21.9 million of principal outstanding at December 31, 2005). Based on the uncertainty of the Company achieving sufficient cash flows from operations to meet its monthly loan payment obligations, and to comply with the EBITDA covenant during the quarterly periods during fiscal 2006 and 2005, the Company's long-term debt has been classified as current liabilities in the accompanying consolidated balance sheets at both December 31, 2005 and September 30, 2005.

At December 31, 2005 the Company had a stockholders' deficit of approximately $36.2 million. In addition, it had a working capital deficit of approximately $39.5 million, and the Company's principal source of liquidity was cash and cash equivalents of $602,000. The large negative working capital reflects the classification of all long-term secured debt as current liabilities.

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

Management has responded to such risks as part of an ongoing strategy, by restructuring the sales force, increasing factory shutdown time, containing expenses, reducing employee salaries and wages and reducing the size of the employee workforce. In addition, in fiscal 2004 the Company obtained $1.6 million from loans from related parties for replacement of senior indebtedness. Such loans were extended in December 2005 (see Note 4). The Company also is actively marketing for sale or lease its headquarters land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

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

Note 2 - Earnings (Loss) Per Share

Basic earnings per share is computed by allocating net income available to common stockholders and to Class B shares based on their contractual participation rights to share in such net income as if all the income for the year had been distributed. Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock. However, a net loss is allocated evenly to all shares. The income
(loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period. In computing diluted earnings per share, which only applies in the event there is net income, the average price of the Company's common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants. Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued. The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three months ended December 31, 2005 and 2004 (in thousands, except shares and per share data):

                                                          Three Months Ended
                                                            December 31,
                                                          -------------------
                                                             2005      2004
                                                             ----      ----

Net income (loss)                                          $(1,812)   $    92
Dividends applicable to preferred stock                       (440)      (443)
---------------------------------------------------------  -------    -------
Net loss applicable to common and Class B stock            $(2,252)   $  (351)
---------------------------------------------------------  -------    -------

Net loss applicable to common stock-basic and diluted      $(1,883)   $  (292)
Net loss applicable to Class B stock-basic and diluted     $  (369)   $   (59)
---------------------------------------------------------  -------    -------

                                                                                    Three Months Ended December 31,
                                                                      -------------------------------------------------
                                                                              2005           2004      2005       2004
                                                                              ----           ----      ----       ----
                                                                               Common Stock             Class B Stock
                                                                      -------------------------------------------------
Numerator for basic and diluted earnings per share - net loss         $    (1,883)   $      (292)   $      (369)   $       (59)
-------------------------------------------------------------------------------------------------------------------------------
Denominator for basic and diluted loss per share - weighted average
outstanding shares                                                      3,340,403      3,303,872        653,947        664,978
-------------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share                                      $     (0.56)   $     (0.09)   $     (0.56)   $     (0.09)


In the three months ended December 31, 2005 and 2004, no effect has been given to certain outstanding options and warrants, convertible securities and contingently issuable shares in computing diluted loss per share as their effect would be antidilutive. Such share amounts which could potentially dilute basic earnings per share are as follows:

                                                   No. of Shares
                                             Three Months Ended December 31,
                                                 2005           2004
                                                 ----           ----
Stock warrants                               3,945,865         761,614
Stock options                                2,017,326         276,504
Convertible preferred stock                    782,496         787,900
Convertible loans                                    -       1,612,556
Contingently issuable shares*                1,785,983       1,785,983
----------------------------------------------------------------------------
Total                                        8,531,670       5,224,557
----------------------------------------------------------------------------

* Common stock contingently issuable to the Company's senior secured lenders in the event of default or if certain payment terms are not met are excluded from the computation of earnings per share because the contingency defined in the loan agreement has not taken place (for further discussion of these items, see
Note 4).

3.  Inventories

Inventories consist of  (in thousands):

                                           December 31,          September 30,
                                             2005                    2005
  ------------------------------------------------------------------------------
  Raw materials                             $  844               $  821
  Work-in-process                            1,134                1,014
  Finished goods                             1,151                1,413
  ------------------------------------------------------------------------------
                                            $3,129               $3,248
  ------------------------------------------------------------------------------

Inventories are stated at the lower of cost or market using a first-in, first-out method. Reserves in the amount of $3,512,000 and $3,508,000 were recorded at December 31, 2005 and September 30, 2005, respectively, for excess and obsolete inventories.

4.  Long-Term Debt and Loss on Extinguishment of Debt

Long-term debt consists of (in thousands):                            December 31,   September 30,
                                                                        2005             2005
----------------------------------------------------------------------------------------------------
Term Obligation                                                        $ 4,472       $ 5,225
PIK Obligation                                                           2,500         2,500
Notes Payable to Related Parties, net of debt discount of $45 at
December 31, 2005 and $61 at September 30, 2005                          1,786         1,539

Debentures                                                              21,930        21,930
----------------------------------------------------------------------------------------------------
                                                                        30,688        31,194
Less current portion                                                    30,688        31,194
----------------------------------------------------------------------------------------------------
                                                                       $     0       $     0
----------------------------------------------------------------------------------------------------

For the quarter ended September 30, 2004, the Company would have been in default of the financial covenant in its loan agreement with its senior secured lenders had it not obtained a waiver. The waiver did not extend to future financial covenant calculations, which are performed quarterly. Furthermore, there is uncertainty whether the Company can achieve sufficient cash flow from operations to meet its future obligations or satisfy the covenant. Therefore, the senior secured debt (the Term Obligation and PIK obligation) and the Debentures and Notes Payable to Related Parties, which contain cross default provisions, are classified as current liabilities on the accompanying balance sheets at December 31, 2005 and September 30, 2005 (see Note 1).

Interest on the PIK Obligation and Debentures is not required to be paid currently. Such accrued interest amounted to $5,690,415 and $5,074,589, at December 31 and September 30, 2005, respectively, and is classified as a current liability along with the corresponding debt.

Long-term debt matures in amounts totaling $4,036,000 in fiscal 2006, $2,225,000 in fiscal 2007, and $24,427,000 in fiscal 2008, assuming that there is no acceleration in the future due to an event of default.

In conjunction with the issuance of notes payable to related parties on September 30, 2004, the Company issued warrants, the value of which was recorded as debt discount. See "Notes Payable to Related Parties" below.

Term Obligation, PIK Obligation and Debentures

Under the terms of the loan and security agreement which became effective September 15, 2003, minimum principal payments under the Term Obligation are $250,000 per month. Interest is payable monthly at the annual rate of 7.25% through December 31, 2003, and thereafter at the greater of (i) 7.25% and (ii) the prime rate plus 2.5% (the prime rate was 7.25% on December 31, 2005). In addition, proceeds from the potential sales of non-core assets and certain other proceeds must be used to reduce the term obligation.

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

For further details of the loan and security agreement and a description of the Term Obligation, PIK Obligation and Debentures, see Note 4, "Reorganization Plan and Emergence from Chapter 11" included in Item 7 of the Company's annual report on Form 10-KSB/A for the year ended September 30, 2005 as filed with the Securities and Exchange Commission.

Notes Payable to Related Parties

On December 9, 2005, the Corporation entered into amendments of its loan arrangements with Howard S. Modlin, Chairman of the Board and Chief Executive Officer, and John Segall, a Director. Pursuant to such amendments, an aggregate of $1,600,000 in secured loans from such directors maturing between September 29, 2005 and September 29, 2006 were extended. Such amendments provided that 50% of each such amended and restated note was amended to be payable one year from the original due date and 50% of each such amended and restated note was amended to be payable two years from the original due date. The conversion features of four notes held by Mr. Modlin, which were convertible into an aggregate of 1,103,897 shares of Common Stock, and three notes held by Mr. Segall, which were convertible into an aggregate of 508,659 shares of Common Stock, were eliminated, and unpaid accrued interest aggregating $230,945, was added to the amended and restated notes. In addition, while interest will continue to accrue at the rate of 10% per annum from December 9, 2005, the first interest payment on the amended and restated notes will not commence until May 1, 2006. In connection with the transactions, Mr. Modlin and Mr. Segall each received seven year warrants expiring December 8, 2012 to purchase common stock at $0.575 cents per share covering 2,084,204 shares and 1,100,047 shares, respectively. The transactions were unanimously approved by the Corporation's Board of Directors on December 9, 2005.

Loss on Extinguishment of Debt

In connection with the restructuring of the loans from related-party directors described above, the Company recorded a non-cash loss on extinguishment of debt of $389,000. Due to the related-party nature of the loans that were restructured, such loss represents the fair value of the warrants issued, determined based upon an appraisal by an outside consultant.

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

Proforma results, representative of financial results which would have been reported by the Company if it had adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, are summarized below (amounts in thousands, except per share data):

                                                 Three Months Ended December 31,
                                                       2005            2004
                                                       ----            ----

Net income (loss), as reported                         $(1,812)       $    92
Deduct: total stock-based employee compensation
expense determined under fair value based method
for all awards                                             (78)            (9)
--------------------------------------------------------------------------------
Proforma net income (loss)                              (1,890)            83
Dividends applicable to preferred stock                   (440)          (443)
--------------------------------------------------------------------------------
Proforma net income (loss) applicable to common
and                                                    $(2,330)       $  (360)
Class B stock
--------------------------------------------------------------------------------
Proforma earnings (loss) per share (basic and          $ (0.58)       $ (0.09)
diluted)
--------------------------------------------------------------------------------

The Black-Scholes method was used to compute the proforma amounts presented above, utilizing the weighted average assumptions for stock-based compensation granted in three months ended December 31, 2005 summarized below. No stock-based compensation was granted in the three months ended December 31, 2004.

                     Quarter Ended                         December 31,
                                                              2005
                                                              ----
              Risk-free interest rate                         4.40
              Volatility (%)                                   322%
              Expected life (in years)                        5.00
            -----------------------------------------------------------
              Dividend yield rate                              Nil
            -----------------------------------------------------------

Note 6.  Gain on Sale of Minority Investment and Trademark License Agreement

In November 2004, the Corporation sold its 25% minority interest in General DataComm de Mexico, S.A. de C.V. for $300,000 and recorded a gain in the same amount. The proceeds were applied to the Company's outstanding loans with its senior lenders. In addition, the Company was entered into a twelve month annual trademark license agreement with the Mexican company for an aggregate license fee of $100,000 in 2005 ($150,000 in 2004), amortized in equal monthly installments and recorded in "other income".

Note 7.  2005 Employee Incentive Plans

On November 22, 2005, the Stock Option Committee of the Board of Directors granted stock options pursuant to the Corporation's 2005 Stock and Bonus Plan ("Plan") to purchase 367,750 shares of Common Stock at $.45 per share, including grants of 30,000 shares to each of Lee M. Paschall, Aletta Richards and John L. Segall, Directors, and George Best, Vice President, Sales and Marketing, William
G. Henry, Vice President, Finance and Administration and Principal Finance Officer, and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 187,750 of such options to all of its employees other than its officers. The Committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a separate stock option with terms substantially similar to the options granted under the Plan, to purchase 551,121 shares at $.50 per share.

The options vest in increments of 20% one, two, three, four and five years after grant and expire ten years after grant. The shares issuable under such options are not registered under the Securities Act of 1933 and must be held for investment unless so registered or an exemption from registration exists. The Corporation plans to register the shares before the first options are exercisable. The Board of Directors has also amended the plan to authorize an additional 1,200,000 shares available for grant to cover certain granted options and allow for future grants.

Note 8.  Subsequent Event

The Company reached an agreement with its senior secured lender to extend the payment of the term loan principal and interest in the aggregate amount of $283,355 otherwise due on February 1, 2006, to be paid in four equal installments over the month of February 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB/A FOR THE YEAR ENDED SEPTEMBER 30, 2005 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

As a result of its inability to meet its debt obligations, on November 2, 2001 General DataComm Industries, Inc. and its domestic subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

Pursuant to a reorganization plan approved by the Bankruptcy Court, the Company emerged from bankruptcy on September 15, 2003.

Thereafter, the Company consolidated its remaining operations into its owned facility in Naugatuck, Connecticut and downsized its staff and operating assets to more properly reflect its reduced operating requirements and currently has 100 employees including the former employees of Ahead Communications Systems, Inc. ("ACS") who accepted employment with the Company when ACS's assets and business were acquired by the Company on June 30, 2005. Pursuant to a plan approved by the Bankruptcy Court in Connecticut having jurisdiction over ACS, a subsidiary of the Company acquired the assets, certain liabilities and business of ACS (see Note 16 in the Notes to Consolidated Financial Statements included in Item 7 in Form 10-KSB/A for the fiscal year ended September 30, 2005 as filed with the Securities and Exchange Commission). Such subsidiary was merged into another subsidiary as of January 2, 2006.

RESULTS OF OPERATIONS

Revenues

                    Three Months Ended December 31,

 (in thousands)          2005          2004
                         ----          ----

Product                 $2,574       $3,646
Service                    471          221
                        ------       ------
Total Revenues          $3,045       $3,867

Revenues for the three months ended December 31, 2005 decreased $822,000, or 21.3%, to $3,045,000 from $3,867,000 reported for the three months ended December 31, 2004. Product revenues declined $1,072,000, or 29.4%, while service revenues increased by $250,000, or more than double the prior year amount.

Product revenues in 2004 included a large order of IP access products from a large telecommunications company that did not repeat in 2005. This decrease was partially offset by a shipment of multi-service switches (products from newly acquired ACS) to a large railroad customer. Furthermore, the Company continues to experience a decline in sales of its traditional access products where the customers are primarily large telecommunications carriers and distributors to such carriers.

The increase in service revenues was due primarily to the acquisition of the ACS business and its base of service customers. In addition, the Company continues to grow its service business by expanding its offerings as part of a focused strategy to address network monitoring and security.

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

Gross Margin

                      Three Months Ended December 31,

(in thousands)                 2005       2004
                               ----       ----

Gross margin               $1,678         $2,286
Percentage of revenues       55.1%          59.1%

Gross margin, as a percentage of revenues, in the three months ended December 31, 2005 was 55.1% as compared to 59.1% in the three months ended December 31, 2004. Service revenue, which increased in absolute dollars as discussed above and is generally more profitable than the product revenue, added 2.4% to the gross profit percentage. This was more than offset by a 6.4% decline in the product gross profit percent.

The product gross profit percent decline is due to the lower product sales level, resulting in higher fixed production costs of 4.6% as a percentage of revenue, and other product mix and cost changes which had a negative impact of 1.8%.

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

Selling, General and Administrative

                                     Three Months Ended December 31,

(in thousands)                          2005                2005
                                        ----                ----

Selling, general and administrative     $1,492           $1,256
Percentage of revenues                    49.0%            32.5%

The Company's selling, general and administrative ("SG&A") expenses increased to $1,492,000, or 49% of sales in the three months ended December 31, 2005 from $1,256,000, or 32.5% of sales in the three months ended December 31, 2004. The increase in spending in the quarter of $236,000, or 19% was primarily associated with the June 30, 2005 acquisition of the business and assets of ACS, including the payroll and payroll-related costs of seven employees included in SG&A, and the operating expenses of a sales office in France (see Note 16 in Notes to Consolidated Financial Statements included in Item 7 of Form 10-KSB/A for the year ended September 30, 2005 as filed with the Securities and Exchange Commission).

Research and Product Development

                                       Three Months Ended December 31,

(in thousands)                           2005            2005
                                         ----            ----

Research and product development         $857             $546
Percentage of revenues                   28.1%            14.1%

Research and product development ("R&D") expenses increased to $857,000, or 28.1% of sales in the three months ended December 31, 2005 as compared to $546,000, or 14.1% of sales, in the three months ended December 31, 2004, due primarily to increased costs associated with development of new ACS products. A combination of internal engineers and external consultants are actively engaged in developing multi-service switches with advanced technological features. The Company also continues to explore new network access and service products with a focus on security applications.

Other Income (Expense)

Interest expense decreased to $817,000 in the three months ended December 31, 2005 from $872,000 in the three months ended December 31, 2004, due to principal payments made on the Company's senior debt offset by higher interest rates on Notes Payable to Related Parties and higher variable interest rates on secured debt.

Additional items included in other income (expense) for the three months ended December 31, 2005 and 2004 totaled $(321,000) and $486,000, respectively. The 2005 quarterly amount includes $389,000 of loss from extinguishment of debt (see
Note 4 of Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB), $33,000 in sales of components no longer used, $33,000 received from a tradename license and other items totaling $2,000. The 2004 quarterly amount includes a $300,000 gain on sale of a 25% minority interest in a Mexican company (see Note 6 in Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB), $145,000 in reduced claims from unsecured creditors in the Company's bankruptcy case due to challenges raised by the Company, $21,000 in sales of components no longer used and $20,000 received from a tradename license.

Provision for Income Taxes

No federal income tax provisions or tax benefits were provided in the three months ended December 31, 2005 and 2004 due to the valuation allowance provided against the net change in deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years. The Company has federal tax credit and net operating loss carryforwards of approximately $11.9 million and $214.2 million, respectively, as of September 30, 2005. Income tax provisions for the three months ended December 31, 2005 and 2004 reflect minimum state taxes.

Liquidity and Capital Resources
                                            December 31,   September 30,
         (in thousands)                        2005           2005
                                               ----           ----

Cash and cash equivalents                   $    602    $    878
Working capital (deficit)                    (39,546)    (37,943)
Total assets                                   9,917      10,698
Long-term debt, including current portion     30,688      31,194
Total liabilities                             46,082      45,440


                                         Three Months Ended December 31,

                                               2005           2004
                                               ----           ----

Net cash provided (used) by:
Operating activities                          $   268    $ 1,174
Investing activities                              (23)        11
Financing activities                             (521)    (1,050)

Note: Significant risk factors exist due to the Company's limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See "Risk Factors" below for further discussion.

Cash Flows

Net cash provided by operating activities totaled $268,000 in the three months ended December 31, 2005. The net loss in the 2005 quarter was $1,812,000. Included in this net loss were non-cash expenses for loss on extinguishment of debt of $389,000 and for depreciation of $89,000. A decrease in accounts receivable due to customers collections being higher than new sales levels resulted in a source of cash of $188,000. Inventories were lower by $119,000 as the Company was able to achieve shipments of on-hand inventories to satisfy customer orders and generate a source of cash through reduced purchasing. Unpaid interest which accrued on the Company's debt increased $448,000. Other sources of cash include an increase in customer deposits of $468,000, an increase in unpaid vendor liabilities of $232,000, and a reduction in prepaid insurance of $147,000.

Net cash provided by operating activities totaled $1,174,000 in the three months ended December 31, 2004. The net income in the 2004 quarter was $92,000. Non-cash items included in this net income were expenses for depreciation of $68,000 and gains on claim reductions of $145,000. An increase in accounts receivable due to a 50% increase in sales from the September 2004 quarter resulted in a use of cash of $295,000. Inventories were lower by $646,000 as the Company was able to achieve shipments of on-hand inventories to satisfy customer orders and generate a source of cash through reduced purchasing. Unpaid interest which accrued on the Company's debt increased $632,000. Other sources of cash totaled a net amount of $176,000.

Net cash used by investing activities in the 2005 quarter was comprised of $23,000 for the acquisition of equipment. This compares to net cash provided by investing activities of $11,000 in the 2004 quarter resulting from collection of a note receivable.

Cash used by financing activities of $521,000 in the 2005 quarter ($1,050,000 in the 2004 quarter) is comprised of principal payments required under the Company's senior secured debt.

Liquidity

The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of professional fees and payments of principal and interest (currently such principal and interest totals approximately $283,000 each month) under its senior loan agreement. Furthermore, the Company has significant outstanding obligations to pay total long-term debt of approximately $30.7 million, along with interest thereon.

The Company's failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Note 4 to Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB). Although the Company was not in default of the financial covenant as of September 30, 2004 it was necessary for the Company to obtain a waiver of compliance with such covenant in order to avoid a default as the Company did not meet the financial covenant requirement for the September 30, 2004 quarter.

Since emerging from bankruptcy, the Company has incurred losses before recoveries on note receivable, reorganization items and income taxes of approximately $7.5 million. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described below in the section titled "Risk Factors". There can be no assurance that the Company will be able to avoid a default on the senior loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($7.0 million at December 31, 2005) and foreclose on their security interests which, in turn, would result in cross-defaults of other debt instruments and likely would require the Company to again file for bankruptcy protection.

The Company intends to pay all creditors 100% of their allowed claims based on a five year business plan. The ability to meet the objectives of this business plan is directly affected by the factors described below in the "Risk Factors" section. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet its business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. Since the Company has virtually no current ability to borrow additional funds, it cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of its technologies or that would significantly dilute its stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

Since filing for Chapter 11 bankruptcy protection, operations have been funded primarily through cash generated from operations and loans from related parties in fiscal 2004 which were extended in December 2005. Proceeds realized from sales and liquidations of non-core assets were required to be used to pay down the senior secured debt.

At December 31, 2005 the Company's principal source of liquidity included cash and cash equivalents of $602,000 compared to $878,000 at September 30, 2005. At December 31, 2005, the Company's working capital was a deficit of approximately $39.5 million, compared to a deficit of approximately $37.9 million at September 30, 2005. Negative working capital reflects the classification of all long-term secured debt as current liabilities as a result of non-compliance with a financial covenant in 2004 (for which a waiver was obtained) (see Note 4 of Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB).

The Company has significant unpaid prepetition tax claims (approximately $1.2 million) and professional fees (approximately $1.7 million) at December 31, 2005, a majority of which are expected to be paid in fiscal 2006. In order to meet these and other future payments, the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

As a result of the potential liquidity and cash flow risks described above, the Company's independent auditors expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's fiscal 2005 financial statements.

Management has responded to such risks as part of an ongoing strategy by restructuring the Company's sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, in fiscal 2004 the Company obtained $1.6 million from loans from related parties for replacement of senior indebtedness. (see Note 4 of the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

Critical Accounting Policies

The Company's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgements. See Note 2 in Notes to Consolidated Financial Statements in Item 7 in Form 10-KSB/A for the year ended September 30, 2005 as filed with the Securities and Exchange Commission for a summary of the Company's significant accounting policies.

Revenue Recognition. The Company recognizes a sale when the product is shipped and the following four criteria are met upon shipment: (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer;
(3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies including stock rotation for sales to distributors that stock the Company's products. Service revenue is recognized either when the service is performed or, in the case of maintenance contracts, on a straight-line basis over the term of the contract.

Warranty Reserves - The Company offers warranties of various lengths to its customers depending on the specific product and the terms of its customer purchase agreements. Standard warranties require the Company to repair or replace defective product returned during the warranty period at no cost to the customer. An estimate for warranty related costs is recorded based on actual historical return rates and repair costs at the time of sale. On an on-going basis, management reviews these estimates against actual expenses and makes adjustments when necessary. While warranty costs have historically been within expectations of the provision established, there is no guarantee that the Company will continue to experience the same warranty return rates or repair costs as in the past. A significant increase in product return rates or the costs to repair our products would have a material adverse impact on the Company's operating results.

Allowance for Doubtful Accounts. The Company estimates losses resulting from the inability of its customers to make payments for amounts billed. The collectability of outstanding invoices is continually assessed. Assumptions are made regarding the customers ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should our actual experience with respect to collections differ from these assessments, there could be adjustments to our allowance for doubtful accounts.

Impairment of Assets Transferred under Contractual Obligations. In August 2001, the Company received a note in the amount of $17.0 million as partial consideration for the sale of its Asynchronous Transfer Mode business and retained a security interest in the underlying assets sold. Shortly thereafter, the Company, the purchaser (ACS) and the purchaser's parent company in Austria (Ahead Communications Systems AG) which had guaranteed payment of the note, all filed for bankruptcy protection, the purchaser defaulted on the note payment and disputes arose relating to the division sale agreements. Accordingly, in fiscal 2001 the Company recorded an impairment charge related to the assets sold. On May 5, 2003 the Company received a $2.7 million recovery on the note and used the proceeds to pay down senior secured debt. On June 30, 2005 final settlement of the note occurred when the assets and business of ACS were transferred to the Company. Net assets received were valued at fair market value.

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

Impairment of Long-Lived Assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No.
144. The Company's long-lived assets consist of real estate, property and equipment. At both December 31, 2005 and September 30, 2005, real estate represented the only significant remaining long-lived asset that has not been fully written down for impairment.

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment," referred to as SFAS 123(R), which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-base payments, including grants of employee stock options. Under SFAS 123(R), a company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. The provision of SFAS 123 (R) are required to applied by the Company as of the beginning of the first annual reporting period that begins after December 15, 2005. As such, the Company is required to adopt the provisions of SFAS 123
(R), at the beginning of the first quarter of fiscal 2007. As a result of adopting SFAS 123 (R), the Company will recognize as compensation expense in its financial statements the unvested portion of options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Accordingly, the adoption of SFAS 123R's fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS 123R cannot be predicted at his time because it will depend on levels of share-based payments granted in the future.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43 Chapter 4", referred to as SFAS No. 151. SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for idle facility expense, freight, handling costs and waste (spoilage). Previously these costs were recognized as current period expenses when they were considered "so abnormal." SFAS No 151 requires those items be recognized as current period charges regardless of whether they meet the "so abnormal" criteria. In addition, SFAS No. 151 clarifies that fixed overhead allocations to inventory costs be based on normal capacity of production facilities, SFAS No. 151 is effective for inventory costs incurred during 2007 and earlier application is permitted. It is believed that the Company's current accounting policies closely align to the new rules. Accordingly, the standard will not have a material impact on the Company's financial statements.

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

     Limited Financial Resources and Risk of Default. The Company has virtually no current ability to borrow additional funds. It must, therefore, substantially fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of professional fees and payments of principal and interest (currently such principal and interest totals approximately $283,000 per month) under its senior loan agreement. Furthermore, the Company has significant outstanding obligations and commitments (approximately $45.2 million at September 30, 2005) (see Item 6 in the Company's annual report on Form 10-KSB/A for the year ended September 30, 2005 as filed with the Securities and Exchange Commission, in the section on "Liquidity" for additional discussion of this risk factor and the Company's contractual cash obligations as of September 30, 2005).

The Company's failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Note 4 to Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB). On September 30, 2004, it was necessary to obtain a waiver of compliance with such covenant in order to avoid a default as the Company did not meet the financial covenant requirement for the September 30, 2004 quarter.

Since emerging from bankruptcy, the Company has incurred losses before recoveries on note receivable, reorganization items and income taxes of approximately $7.1 million. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described in this "Risk Factors" section.

There can be no assurance that the Company will be able to avoid an event of default on its senior loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($7.0 million at December 31, 2005) and exercise their security interests which likely would require the Company to again file for bankruptcy protection. An acceleration by the senior secured lenders would also result in a default and acceleration by the debenture holders ($21.9 million outstanding at December 31, 2005). Based on the uncertainty of the Company achieving sufficient cash flows from operations to meet its monthly loan payment obligations and to comply with the EBITDA covenant during the quarterly periods during fiscal 2006 and 2005, the Company's long-term debt has been classified as current liabilities in the accompanying consolidated balance sheets at both December 31, 2005 and September 30, 2005.

     Dependence on Legacy and Recently Introduced Products and New Product Development. The Company's future results of operations are dependent on market acceptance of existing and future applications for the Company's current products and new products in development. The majority of sales continue to be provided by the Company's legacy products, primarily the DSU/CSU, V.34 lines which represented approximately 65% of net sales in fiscal 2005. The Company anticipates that net sales from legacy products will decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

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

A small number of customers have historically accounted for a majority of the Company's sales. Sales to the Company's top five customers accounted for 55% and 56% of sales in fiscal 2005 and 2004, respectively. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. GDC expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2006, and possibly beyond. The loss of one or more service provider customers, such as occurred during the past three years through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results. A bankruptcy filing by one or more of the Company's major customers could materially adversely affect the Company's business, financial condition and results of operations.

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

     Competition. The markets for telecommunications network access and multi-service equipment addressed by the Company's products can be characterized as highly competitive, with intensive equipment price pressure. These markets are subject to rapid technological change, wide-ranging regulatory requirements, the entrance of low cost manufacturers and the presence of formidable competitors that have greater name recognition and financial resources. Certain technology such as the V.34 and DSU/CSU portion of the SpectraComm and InnovX lines are not considered new and the market has experienced decline in recent years.

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

     Compliance with Regulations and Evolving Industry Standards. The market for the Company's products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States, the Company's products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research and certain new products introduced, for example in the SpectraComm line, will need to be NEBS Certified. As standards continue to evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards, could delay introduction of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     GDC May Require Additional Funding to Sustain Operations. The Company emerged from Chapter 11 bankruptcy on September 15, 2003. Under the plan of emergence, the Company plans to pay all creditors 100% of their allowed claims based upon a five year business plan. The ability to meet the objectives of this business plan is directly affected by the factors described in this "Risk Factors" section. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet our business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. The Company cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with Entry into International Markets. The Company has had limited direct sales to customers outside of North America since 2001. The Company has little recent experience in international markets with the exception of a few direct customers and resellers/integrators and sales into Western Europe through the former ACS subsidiary in France, which was acquired by the Company on June 30, 2005. The Company intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulty in supporting foreign customers, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company's sales and results of operations may also be directly affected by fluctuation in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States, could delay or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company is Controlled by a Small Number of Stockholders and Certain Creditors. Mr. Howard Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 70% of the Company's outstanding shares of Class B stock and has stock options and warrants that would allow him to acquire approximately 49% of the Company's common stock. Furthermore, Mr. Modlin is also trustee for the benefit of the children of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 12% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors. The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which was designated by the Creditors Committee (and thereafter may be designated by the Trustee). The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full. In addition, until the Company's primary secured loan obligations are paid in full, the primary secured lender, Ableco Finance LLC ("Ableco") is entitled to designate three directors and, upon default in its loan, it affiliate shall have the right under the two warrants it holds, to (i) acquire from 5% (currently 5%) to 51% of the outstanding Common Stock depending on the amount of the outstanding secured debt at such time, and (ii) acquire 10% of the outstanding Common Stock on a diluted basis. If Ableco's loan is not repaid in full by September 15, 2006, the Trustee may designate two more directors, and in the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Trustee shall be entitled to select a majority of the Board of Directors. Accordingly, in absence of a default under Ableco's loan, or a payment default under the Debenture, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock, Ableco and the Trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company. This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Company's common stock, thereby making it less likely that a stockholder will receive a premium in any sales of shares. To date, the holders of the 9% Preferred Stock and Ableco have not designated any directors.

ITEM 3.  CONTROLS AND PROCEDURES

For the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective to ensure the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period covered by this quarterly report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                                PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000. Such dividend arrearages total $9,683,388.00 as of December 31, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

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

                                   GENERAL DATACOMM INDUSTRIES INC.

February 14, 2006             /s/ William G. Henry
-----------------             --------------------
                               William G. Henry
                               Vice President, Finance and Administration
                               Chief Financial Officer