Form 10QSB
period 2006-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 2006-05-15
CIK 40518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006
                                                 --------------

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from__________to__________

                          Commission file number 1-8086
                                                 ------

                        General DataComm Industries, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                        06-0853856
--------------------------------------------------------------------------------
(State of Other Jurisdiction of                         (I.R.S. employer
 Incorporation or Organization)                        Identification No.)


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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes |X| No|_|

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes [X] No|_|

                       APPLICABLE ONLY TO CORPORATE ISSUER

      State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2006:

                        3,468,050 shares of Common Stock
                         653,947 shares of Class B Stock


   Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                        GENERAL DATACOMM INDUSTRIES, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB


PART I   FINANCIAL INFORMATION                                                         Page
------                                                                                 ----
Item 1.     Financial Statements (unaudited):
              Condensed Consolidated Balance Sheets as of
                March 31, 2006 and September 30, 2005 ....................................3
              Condensed Consolidated Statements of Operations for
                the Three Months and Six Months Ended March 31, 2006 and 2005 ............4
              Condensed Consolidated Statements of Cash Flows for
                the Three Months and Six Months Ended March 31, 2006 and 2005.............5
              Notes to the Condensed Consolidated Financial Statements....................6

Item 2.     Management's Discussion and Analysis or Plan of Operation....................14

Item 3.     Controls and Procedures......................................................32

PART II  OTHER INFORMATION

Item 1.     Legal Proceedings............................................................32


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds..................32

Item 3.     Defaults Upon Senior Securities..............................................32

Item 4.     Submission of Matters of a Vote of Security Holders..........................32

Item 5.     Other Information............................................................32

Item 6.     Exhibits.....................................................................33

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        General DataComm Industries, Inc.
                      Condensed Consolidated Balance Sheets
                          (in thousands except shares)


                                                                                    March  31,     September 30,
                                                                                      2006             2005*
                                                                                   (Unaudited)
                                                                                  -------------    -------------
Assets:
Current assets:
     Cash and cash equivalents                                                    $         407    $         878
     Accounts receivable, less allowance for doubtful accounts of
      $588 at March 31, 2006 and $671 at September 30, 2005                               2,852            2,078
     Inventories                                                                          2,641            3,248
     Other current assets
                                                                                            519              261
                                                                                  -------------    -------------
Total current assets                                                                      6,419            6,465
                                                                                  -------------    -------------
Property, plant and equipment, net                                                        4,117            4,233
                                                                                  =============    =============
Total Assets                                                                      $      10,536    $      10,698
                                                                                  =============    =============
Liabilities and Stockholders' Deficit:
Current liabilities:
     Current portion of long-term debt ($ 2,081 at March 31, 2006 and
        $1,600 at September 30, 2005 owed to related parties)                     $      30,433    $      31,194
     Accounts payable                                                                     2,470            1,444
     Accrued payroll and payroll-related costs                                              399              471
     Other current liabilities                                                           12,264           11,299
                                                                                  -------------    -------------
Total current liabilities                                                                45,566           44,408
                                                                                  -------------    -------------
Other liabilities                                                                           817            1,032
                                                                                  =============    =============
Total Liabilities                                                                        46,383           45,440
                                                                                  =============    =============

Commitments and contingencies                                                                --               --

Stockholders' deficit:
   9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized,
      782,496 shares issued and outstanding at March 31, 2006 and
      787,800 at September 30, 2005; $29.7 million liquidation
      preference at March 31, 2006                                                          782              788
   Class B common stock, par value $.01 per share, 5,000,000 shares authorized;
      653,947 shares issued and outstanding                                                   7                7
   Common stock, par value $.01 per share, 25,000,000 shares
      authorized;
      issued:  3,468,050 shares at March 31, 2006 and 3,342,364 shares
      at September 30, 2005                                                                  35               33
   Capital in excess of par value                                                       198,682          198,433
   Accumulated deficit                                                                 (235,353)        (233,858)
   Common stock held in treasury, at cost; no shares at March 31, 2006
      and 1,961 shares at September 30, 2005                                                 --             (145)
                                                                                  -------------    -------------
Total Stockholders' Deficit                                                             (35,847)         (34,742)
                                                                                  =============    =============
Total Liabilities and Stockholders' Deficit                                       $      10,536    $      10,698
                                                                                  =============    =============

* Derived from the Company's audited consolidated balance sheet at September 30, 2005.


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)
                        (in thousands except share data)

                                                                         Three Months Ended           Six Months Ended
                                                                            March  31,                    March 31,
                                                                    --------------------------    --------------------------
                                                                        2006          2005           2006            2005
                                                                    -----------    -----------    -----------    -----------
Revenues
  Product                                                           $     4,245    $     3,133    $     6,819    $     6,779
  Service                                                                   816            227          1,287            448
                                                                    -----------    -----------    -----------    -----------

  Total                                                             $     5,061    $     3,360    $     8,106    $     7,227

Cost of revenues                                                          1,974          1,294          3,341          2,875
                                                                    -----------    -----------    -----------    -----------

Gross margin                                                              3,087          2,066          4,765          4,352

Operating expenses:

  Selling, general and administrative                                     1,604          1,079          3,096          2,335
  Research and product development                                          858            534          1,715          1,080
                                                                    -----------    -----------    -----------    -----------
                                                                          2,462          1,613          4,811          3,415

Operating  income (loss)                                                    625            453            (46)           937

Other income (expense):
  Interest expense                                                         (818)          (869)        (1,635)        (1,741)
  Loss on extinguishment of debt                                             --             --           (389)
  Recovery of lease receivable, net                                         425             --            425             --
  Gain on sale of minority interest                                          --             --             --            300
  Recovery of note receivable                                                --          2,748             --          2,748
  Other, net                                                                 88             55            156             96
                                                                    -----------    -----------    -----------    -----------
                                                                           (305)         1,934         (1,443)         1,403

Income (loss) before reorganization items and income taxes                  320          2,387         (1,489)         2,340

Reorganization Items:
  Claim adjustments                                                          --            101             --            246
                                                                    -----------    -----------    -----------    -----------

Income (loss) before income taxes                                           320          2,488         (1,489)         2,586

Income tax provision (benefit)                                                3           (364)             6           (358)
                                                                    -----------    -----------    -----------    -----------

Net income (loss)                                                           317          2,852         (1,495)         2,944

Dividends applicable to preferred stock                                    (440)          (443)          (880)          (886)
                                                                    -----------    -----------    -----------    -----------

Net income (loss) applicable to common and Class B stock            $      (123)   $     2,409    $    (2,375)   $     2,058
                                                                    ===========    ===========    ===========    ===========
Earnings (loss) per share:
  Basic-common stock                                                $     (0.03)   $      0.61    $     (0.59)   $      0.53
  Basic - Class B stock                                             $     (0.03)   $      0.55    $     (0.59)   $      0.47
  Diluted-common stock                                              $     (0.03)   $      0.39    $     (0.59)   $      0.36
  Diluted-Class B stock                                             $     (0.03)   $      0.36    $     (0.59)   $      0.33
                                                                    -----------    -----------    -----------    -----------

Weighted average number of common and Class B shares outstanding:
   Basic-common stock                                                 3,386,072      3,318,039      3,363,978      3,310,877
   Basic-Class B stock                                                  653,947        664,978        653,947        664,978
   Diluted-common stock                                               3,386,072      5,598,604      3,363,978      5,351,985
   Diluted-Class B stock                                                653,947        664,978        653,947        664,978
                                                                    ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        General DataComm Industries, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                         Three Months Ended     Six  Months Ended
                                                              March 31               March 31
                                                         ------------------    ------------------
                                                           2006       2005       2006       2005
                                                         -------    -------    -------    -------
Cash flows from operating activities:
Net income (loss)                                        $   317    $ 2,852    $(1,495)   $ 2,944
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
     Depreciation and amortization                           103         52        192        120
     Gain on claim reductions                                 --       (101)        --       (246)
     Reduction in note receivable                             --     (2,748)        --     (2,748)
     Reduction in reserve for foreign income taxes            --       (369)        --       (369)
     Loss on extinguishment of debt                           --         --        389         --
     Changes in:
        Accounts receivable                                 (962)       856       (774)       561
        Inventories                                          488        185        607        831
        Accounts payable                                     157        124      1,026         67
        Accrued payroll and payroll-related costs            139          3        (72)       100
        Other net current liabilities                       (161)       (89)       707        875
        Other net long-term assets                            17         39       (214)      (157)
                                                         -------    -------    -------    -------

Net cash  provided by operating activities                    98        804        366      1,978
                                                         =======    =======    =======    =======

Cash flows from investing activities:
  Acquisition of property, plant and equipment, net          (23)       (12)       (46)       (12)
  Note receivable collections                                 --         --         --         11
                                                         -------    -------    -------    -------
Net cash (used)  provided by investing activities            (23)        12        (46)        (1)
                                                         =======    =======    =======    =======

Cash flows from financing activities:

  Proceeds from notes payable to related parties             250         --        250         --
  Proceeds from notes payable                                303        283        303        283
  Payments on notes payable                                  (76)       (69)       (76)       (69)
  Principal payments on term obligation                     (747)      (794)    (1,268)    (1,844)
                                                         -------    -------    -------    -------

Net cash used by financing activities                       (270)      (580)      (791)    (1,630)
                                                         =======    =======    =======    =======

Net (decrease) increase in cash and cash equivalents        (195)       212       (471)       347

Cash and cash equivalents, beginning of period               602        721        878        586
                                                         -------    -------    -------    -------


Cash and cash equivalents, end of period                 $   407    $   933        407    $   933
                                                         =======    =======    =======    =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                            $   128    $   189    $   244    $   424
     Income taxes                                        $    --    $    42    $    --    $    45
     Reorganization items                                $   213    $    17    $   262    $   230
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

The Company emerged from Chapter 11 effective on September 15, 2003 pursuant to a court-approved plan of reorganization. Under this plan, the Company was to pay all creditors 100% of their allowed claims based upon a five year business plan. However, the Company has not met its business plan objectives since emerging from Chapter 11 and cannot assure its investors that it will be able to obtain new customers or to generate the increase in revenues required to meet its business plan objectives.

The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of accrued professional fees (approximately $1.8 million at March 31, 2006) and monthly payments of principal and interest (currently such monthly principal and interest total approximately $280,000) under its senior loan agreement. The Company received an extension of payment terms for the amounts due February 1, 2006 and May 1, 2006 to its senior secured lenders (see Notes 4 and 11). In fiscal 2004 the Company borrowed $1.6 million from related parties in order to meet its current payment obligations, which notes were extended in December 2005 (see Note 4). In February 2006 an additional $250,000 was borrowed from a related party. Furthermore, the Company has significant future outstanding obligations as shown in the accompanying condensed consolidated balance sheet at March 31, 2006. In order to meet these and other future payments the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

The Company's failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) each quarter to avoid an event of default (see
Note 4) . The Company's quarterly operating results are subject to fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. Such factors include (but are not limited to): dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products. The Company did not meet the EBITDA financial covenant for the period ended September 30, 2004 and received a waiver for such period. While the Company's calculations for the period ended March 31, 2006 show that the Company was in compliance with the financial covenant, future compliance will require improved earnings. There can be no assurance that the Company will be able to avoid an event of default on the loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($6.2 million at March 31, 2006) and exercise their security interests which likely would require the Company to again file for bankruptcy protection. An acceleration by the senior secured lenders would also result in a default and acceleration by the debenture holders ($21.9 million of principal outstanding at March 31, 2006). Based on the uncertainty of the Company achieving sufficient cash flows from operations to meet its monthly loan payment obligations, and complying with the EBITDA covenant during the quarterly periods during fiscal 2006 and 2005, the Company's long-term debt has been classified as current liabilities in the accompanying consolidated balance sheets at both March 31, 2006 and September 30, 2005.

At March 31, 2006 the Company had a stockholders' deficit of approximately $35.8 million. In addition, it had a working capital deficit of approximately $39.1 million, and the Company's principal source of liquidity was cash and cash equivalents of $407,000. The large negative working capital reflects the classification of all long-term secured debt as current liabilities.

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

Management has responded to such risks as part of an ongoing strategy, by restructuring the sales force, increasing factory shutdown time, containing expenses, reducing employee salaries and wages and reducing the size of the employee workforce. In addition, the Company obtained $1.6 million and $250,000 in fiscal years 2004 and 2006, respectively, from loans from related parties for replacement of senior indebtedness. The fiscal 2004 loans were extended in December 2005 (see Note 4). The Company also is actively marketing for sale or lease its headquarters land and building and is pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

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

Note 2 - Earnings (Loss) Per Share

Basic earnings per share is computed by allocating net income available to common stockholders and to Class B shares based on their contractual participation rights to share in such net income as if all the income for the year had been distributed. Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock. However, a net loss is allocated evenly to all shares. The income
(loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period. In computing diluted earnings per share, which only applies in the event there is net income, the average price of the Company's common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants. Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued. The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three and six months ended March 31, 2006 and 2005 (in thousands, except shares and per share data):

                                                                      Three Months Ended March 31,
                                                               2006         2005         2006         2005
                                                           ----------    ----------   ----------    ----------
                                                                 Common Stock              Class B Stock
                                                           ------------------------   ------------------------

Numerator for basic earnings per share-net income (loss)         (103)        2,041          (20)          368
Effect of dilutive securities:
   Reallocation of net income for potential
   dilutive common shares                                          --           135           --          (135)
   Add back convertible note interest                              --            27           --             6
                                                           ----------    ----------   ----------    ----------
Numerator for diluted earnings
   per share - net income (loss)                                 (103)        2,203          (20)          239
                                                           ----------    ----------   ----------    ----------
Denominator for basic earnings per
   share - weighted average outstanding shares              3,386,072     3,318,039      653,947       664,978
Effect of dilutive securities:

   Employee stock options                                          --       297,020           --            --
   Warrants                                                        --       370,989           --            --
   Convertible notes payable                                       --     1,612,556           --            --
                                                           ----------    ----------   ----------    ----------
Dilutive potential common shares                                   --     2,280,565           --            --
                                                           ----------    ----------   ----------    ----------
Denominator for diluted earnings per share - shares         3,386,072     5,598,604      653,947       664,978
                                                           ----------    ----------   ----------    ----------
Basic earnings (loss) per common share                          (0.03)         0.61        (0.03)         0.55
Diluted earnings (loss) per common share                        (0.03)         0.39        (0.03)         0.36
                                                           ----------    ----------   ----------    ----------

                                                                        Six Months Ended March 31,
                                                               2006         2005         2006         2005
                                                           ----------    ----------   ----------    ----------
                                                                 Common Stock              Class B Stock
                                                           ------------------------   ------------------------
Numerator for basic earnings per share-net income (loss)       (1,988)        1,743         (387)          315
Effect of dilutive securities:
   Reallocation of net income for potential
   dilutive common shares                                          --           108           --          (108)
   Add back convertible notes interest                             --            55           --            11
                                                           ----------    ----------   ----------    ----------

Numerator for diluted earnings
   per share - net income (loss)                               (1,988)        1,906         (387)          218
                                                           ----------    ----------   ----------    ----------
Denominator for basic earnings per
   share - weighted average outstanding shares              3,363,978     3,310,877      653,947       664,978
                                                           ----------    ----------   ----------    ----------
Effect of dilutive securities
   Employee stock options                                          --       243,058           --            --
   Warrants                                                        --       185,494           --            --
   Convertible notes payable                                       --     1,612,556           --            --
                                                           ----------    ----------   ----------    ----------
Dilutive potential common shares                                   --     2,041,108           --            --
                                                           ----------    ----------   ----------    ----------
Denominator for diluted earnings per share - shares         3,363,978     5,351,985      653,947       664,978
                                                           ----------    ----------   ----------    ----------
Basic earnings (loss) per common share                          (0.59)         0.53        (0.59)         0.47
Diluted earnings (loss) per common share                        (0.59)         0.36        (0.59)         0.33
                                                           ----------    ----------   ----------    ----------

In the three and six months ended March 31, 2006 and 2005, no effect has been given to certain outstanding options and warrants, convertible securities and contingently issuable shares in computing diluted loss per share as their effect would be antidilutive. Such share amounts which could potentially dilute basic earnings per share are as follows:

                                    No. of Shares
                                  Six Months Ended
                                      March 31,
                                ---------------------
                                  2006        2005
                                ---------   ---------
Stock warrants                  3,945,865     761,614
Stock options                   1,847,426   1,102,175
Convertible preferred stock       782,496     787,900
Convertible loans                      --   1,612,556
Contingently issuable shares*   1,785,983   1,785,983
                                ---------   ---------
Total                           8,361,770   6,050,228
                                ---------   ---------



* Common stock contingently issuable to the Company's senior secured lenders in the event of default or if certain payment terms are not met are excluded from the computation of earnings per share because the contingency defined in the loan agreement has not taken place (for further discussion of these items, see
Note 4).

3. Inventories

Inventories consist of (in thousands):

                                                      March 31,   September 30,
                                                        2006          2005
                                                      ---------   -------------
Raw materials                                         $     709   $         821
Work-in-process                                             764           1,014
Finished goods                                            1,168           1,413
                                                      ---------   -------------
                                                      $   2,641   $       3,248
                                                      =========   =============


Inventories are stated at the lower of cost or market using a first-in, first-out method. Reserves in the amount of $3,547,000 and $3,508,000 were recorded at March 31, 2006 and September 30, 2005, respectively, for excess and obsolete inventories.

4.  Long-Term Debt and Loss on Extinguishment of Debt

Long-term debt consists of (in thousands):              March 31,  September 30,
                                                         2006           2005
                                                       ---------   -------------
Term Obligation                                        $   3,725   $       5,225
PIK Obligation                                             2,500           2,500
Notes Payable to Related Parties, net of debt
  discount of $30 at March 31, 2006 and $61
  at September 30, 2005                                    2,051           1,539
Debentures                                                21,930          21,930
Note Payable                                                 227              --
                                                       ---------   -------------
                                                          30,433          31,194
Less current portion                                      30,433          31,194
                                                       ---------   -------------
                                                       $       0   $           0
                                                       =========   =============

For the quarter ended September 30, 2004, the Company would have been in default of the financial covenant in its loan agreement with its senior secured lenders had it not obtained a waiver. The waiver did not extend to future financial covenant calculations, which are performed quarterly. Furthermore, there is uncertainty whether the Company can achieve sufficient cash flow from operations to meet its future obligations or satisfy the covenant. Therefore, the senior secured debt (the Term Obligation and PIK Obligation) and the Debentures and Notes Payable to Related Parties, which contain cross default provisions, are classified as current liabilities on the accompanying balance sheets at March 31, 2006 and September 30, 2005 (see Note 1).

Interest on the PIK Obligation and Debentures is not required to be paid currently. Such accrued interest amounted to $6,291,113 and $5,074,589, at March 31, 2006 and September 30, 2005, respectively, and is classified as a current liability along with the corresponding debt.

Long-term debt matures in amounts totaling $3,551,000 in fiscal 2006, $1,821,000 in fiscal 2007, and $25,061,000 in fiscal 2008, assuming that there is no acceleration in the future due to an event of default.

In conjunction with the issuance of notes payable to related parties on September 30, 2004, the Company issued warrants, the value of which was recorded as debt discount. See "Notes Payable to Related Parties" below.


Term Obligation, PIK Obligation and Debentures

Under the terms of the loan and security agreement which became effective September 15, 2003, minimum principal payments under the Term Obligation are $250,000 per month. Interest was payable monthly at the annual rate of 7.25% through December 31, 2003, and thereafter at the greater of (i) 7.25% and (ii) the prime rate plus 2.5% (the prime rate was 7.75% on March 31, 2006). In addition, proceeds from the potential sales of non-core assets and certain other proceeds must be used to reduce the Term Obligation.

The Company reached an agreement with its senior secured lender to extend the payment of the term loan principal and interest in the aggregate amount of $283,355 otherwise due on February 1, 2006, to be paid in four equal installments over the month of February 2006.

The Company also entered into a loan in the original principal amount of $5 million, subject to adjustment, due December 31, 2007 (the "PIK Obligation"). Interest accrues at the same rates as the Term Obligation. Principal in the amount of $2.5 million and accrued interest thereon were forgiven under terms of an agreement which expired on December 31, 2004. The amount owing under the PIK Obligation, if any, may be adjusted by the Bankruptcy Court.

Debentures with principal and interest due in fiscal 2008 were (or will be) issued to unsecured creditors as part of the Company's Plan of Reorganization.

For further details of the loan and security agreement and a description of the Term Obligation, PIK Obligation and Debentures, see Note 4, "Reorganization Plan and Emergence from Chapter 11" included in Item 7 of the Company's annual report on Form 10-KSB/A for the year ended September 30, 2005 as filed with the Securities and Exchange Commission.

Notes Payable to Related Parties

On December 9, 2005, the Company entered into amendments of its loan arrangements with Howard S. Modlin, Chairman of the Board and Chief Executive Officer, and John Segall, a Director. Pursuant to such amendments, an aggregate of $1,600,000 in secured loans from such directors maturing between September 29, 2005 and September 29, 2006 were extended. Such amendments provided that 50% of each such amended and restated note was amended to be payable one year from the original due date and 50% of each such amended and restated note was amended to be payable two years from the original due date. The conversion features of four notes held by Mr. Modlin, which were convertible into an aggregate of 1,103,897 shares of Common Stock, and three notes held by Mr. Segall, which were convertible into an aggregate of 508,659 shares of Common Stock, were eliminated, and unpaid accrued interest aggregating $230,945, was added to the amended and restated notes. In addition, while interest will continue to accrue at the rate of 10% per annum from December 9, 2005, the first interest payment on the amended and restated notes is not due until May 1, 2006 (payment of interest on the amended loans has been deferred in agreement with Messers. Segall and Modlin). In connection with the transactions, Mr. Modlin and Mr. Segall each received seven year warrants expiring December 8, 2012 to purchase common stock at $0.575 cents per share covering 2,084,204 shares and 1,100,047 shares, respectively. The transactions were unanimously approved by the Company's Board of Directors on December 9, 2005. On February 17, 2006, the Company borrowed $250,000 from Mr. Modlin in the form of a demand note which bore interest at the rate of 10% per annum. On April 20, 2006, the demand note was converted into a term note. (see Note 11 - Subsequent Events). All loans made by Mr. Modlin and Mr. Segall are secured by all of the assets of the Company behind the first lien of the Company's senior lenders.

Loss on Extinguishment of Debt

In connection with the restructuring of the loans from related-party directors described above, the Company recorded a non-cash loss on extinguishment of debt of $389,000. Due to the related-party nature of the loans, the fair value of the restructured loans excluding the warrants was assumed to be the same as the previous loans, and the loss represents the value of the warrants issued withn the restructured loans. Such warrant value was determined based upon an appraisal by an outside consultant.


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

Proforma results, representative of financial results which would have been reported by the Company if it had adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, are summarized below (amounts in thousands, except per share data):

                                                        Three Months          Six Months
                                                       Ended March 31,      Ended March 31,
                                                      ----------------    -----------------
                                                       2006      2005       2006       2005
                                                      -----    -------    -------    -------
Net income (loss), as reported                        $ 317    $ 2,852    $(1,495)   $ 2,944
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards                                        (87)       (46)      (164)       (55)
                                                      -----    -------    -------    -------
Proforma net income (loss)                              230      2,806     (1,659)     2,889
Dividends applicable to preferred stock                (440)      (443)      (880)      (886)
                                                      -----    -------    -------    -------
Proforma net income (loss) applicable to common and
   Class B stock                                      $(210)   $ 2,363    $(2,539)   $ 2,003
                                                      =====    =======    =======    =======
Proforma  earnings (loss) per share
Basic-common stock                                   $(0.06)   $  0.60    $ (0.75)   $  0.51
Basic-Class B stock                                  $(0.06)   $  0.54    $ (0.75)   $  0.46
Diluted-common stock                                 $(0.06)   $  0.38    $ (0.75)   $  0.34
Diluted-Class B sotck                                $(0.06)   $  0.34    $ (0.75)   $  0.30
                                                     ======    =======    =======    =======


The Black-Scholes method was used to compute the proforma amounts presented above, utilizing the weighted average assumptions for stock-based compensation granted in the six months ended March 31, 2006 and 2005 summarized below.

                                Six Months Ended
                                  March 31,
                              2006        2005
                           ---------    ---------

Risk-free interest rate         4.40         3.69
Volatility (%)                   322%         319%
Expected life (in years)        5.00         5.00
Dividend yield rate              Nil          Nil

Note 6. Gain on Sale of Minority Investment and Trademark License Agreement

In November 2004, the Company sold its 25% minority interest in General DataComm de Mexico, S.A. de C.V. for $300,000 and recorded a gain in the same amount. The proceeds were applied to the Company's outstanding loans with its senior lenders. In addition, the Company has entered into a twelve month trademark license agreement with the purchaser for the period beginning December 1, 2005 for an aggregate license fee of $100,000 ($150,000 in the prior year), amortized in equal monthly installments and recorded in "other income".

Note 7. 2005 Employee Incentive Plans

On November 22, 2005, the Stock Option Committee of the Board of Directors granted stock options pursuant to the Corporation's 2005 Stock and Bonus Plan ("Plan") to purchase 367,750 shares of Common Stock at $.45 per share, including grants of options for 30,000 shares to each of Lee M. Paschall, Aletta Richards and John L. Segall, Directors, and George Best, Vice President, Sales and Marketing, William G. Henry, Vice President, Finance and Administration and Principal Finance Officer, and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 187,750 of such options to all of its employees other than its officers. The Committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a separate stock option with terms substantially similar to the options granted under the Plan, to purchase 551,121 shares at $.50 per share.

The options vest in increments of 20% one, two, three, four and five years after grant and expire ten years after grant. The shares issuable under such options were not registered under the Securities Act of 1933 and must be held for investment unless so registered or an exemption from registration exists. The Company registered the shares before the first options were exercised. The Board of Directors has also amended the plan to authorize an additional 1,200,000 shares available for grant to cover certain granted options and allow for future grants.

Note 8. Recovery of Lease Receivable and Related Party Transaction, Net

On February 28, 2006 the Company concluded litigation pursuant to a settlement agreement relating to amounts owed to its subsidiary, DataComm Leasing Corporation under an equipment lease agreement. The Company recorded a recovery gain in the amount of $425,000, which was net of legal fees and expenses totaling $175,000.

The law firm of Weisman Celler Spett & Modlin, P.C., in which Mr. Howard S. Modlin is President, earned fees in the amount of $231,000 on this settlement, under a contingency agreement that had been previously approved by the Company's Board of Directors. Mr. Modlin is Chairman, President and Chief Executive Officer of the Company.

Note 9.  Recovery on Note Receivable Arising from Sale of Business

In August 2001, the Company received a note in the amount of $17.0 million as partial consideration for the sale of its Asynchronous Transfer Mode business and retained a security interest in the underlying assets. As repayment of the note, which constituted the principal consideration in the transaction, was dependent on future successful operations of the purchaser (Ahead Communications Systems, Inc. or "ACS"), the company determined that it retained substantial risks of ownership of the business. Accordingly, although legal transfer of ownership of the business occurred, the sale was not treated as a divestiture for accounting purposes. Shortly after the sale, the Company, ACS and ACS' parent company in Austria (Ahead Communications Systems AC), which had guaranteed payment of the note, all filed for bankruptcy protection, ACS defaulted on the note payment and disputes arose relating to the division sale agreements. Accordingly, in fiscal 2001 the Company recorded an impairment charge related to the assets sold to ACS by providing a valuation allowance against the note for its unpaid principal amount. On May 5, 2005 the Company received a payment of $2,747,848 in partial satisfaction of the note, as a result of the liquidation of ACS' parent company in Austria. Such payment was used to reduce senior secured debt as required under the Company's Plan of Reorganization, which was approved when it emerged from Chapter 11 bankruptcy on September 15, 2003, and the loan agreement entered into as part of the Plan of Reorganization. The Company recorded a gain for the amount of the payment in the quarter ended March 31, 2005.

Note 10. Liquidation of UK Subsidiary

In July 2002, the Company's inactive subsidiary, General DataComm Limited (UK), was turned over to liquidators for the purpose of finalizing the accounts. At that time, the subsidiary's estimated income tax liability was $375,000 and amounts due other creditors totaled $338,000 and such amounts were reflected as liabilities in the Company's consolidated financial statements.

The liquidators subsequently advised the Company that the income tax liability in the amount of $5,806 had been agreed with the local authorities. Therefore the Company recorded a reduction in income tax reserves and a corresponding credit in the income tax provision in the amount of $369,194 in the three month period ended March 31, 2005 reflecting this lower liability.

Furthermore, although all claims and recoveries have not been finalized, the liquidators have advised that there have been recoveries which will be used to pay off a portion of all creditor claims. The Company intends to record such recoveries as income when it receives a final accounting from the subsidiary's liquidators.


Note 11.  Subsequent Events

The Company reached an informal agreement with its senior secured lender to extend $225,000 of the $250,000 principal payment on the Term Obligation otherwise due on May 1, 2006. The Company is currently in negotiations with the objective of rescheduling the $225,000 of principal payments and future payments as well. There can be no assurance that such negotiations will be successful and that the senior secured lender will not declare a payment default. Such a default could have a material adverse effect on the Company and would likely result in the Company filing Chapter 11 again.

On April 20, 2006, the Corporation entered into an amendment of its loan arrangement with Howard S. Modlin, Chairman of the Board and Chief Executive Officer. Pursuant to such amendment, a $250,000 demand loan made by Mr. Modlin on February 17, 2006 was amended and restated into a term note, 50% of which is payable February 17, 2007 and 50% of which is payable February 17, 2008. Mr. Modlin received a seven year warrant expiring April 19, 2013 to purchase common stock at 27 1/2 cents per share covering 909,090 shares.


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

Background

The Company has a history of generating net losses and as of September 30, 2005, the most recent fiscal year end, the Company had an accumulated deficit from net losses totaling $233.9 million. In 2001, after implementing a number of restructuring and cost reduction programs in an attempt to better align operating cost structure with revenues, three of the Company's four business units were sold. However, due to the impact of a general economic downturn and a decline in the telecommunication industry in particular, and to defaults in payments by the purchasers of the three business units, the Company did not realize sufficient proceeds from the sales to satisfy its secured lenders. By the end of fiscal 2001 the number of employees declined to 210 from 1,019 at the beginning of the year.

As a result of its inability to meet its debt obligations, on November 2, 2001 General DataComm Industries, Inc. and its domestic subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

Pursuant to a reorganization plan approved by the Bankruptcy Court, the Company emerged from bankruptcy on September 15, 2003.

Thereafter, the Company consolidated its remaining operations into its owned facility in Naugatuck, Connecticut and downsized its staff and operating assets to more properly reflect its reduced operating requirements and currently has 98 employees. Such number includes the former employees of Ahead Communications Systems, Inc. ("ACS") who accepted employment with the Company when ACS's assets and business were acquired by the Company on June 30, 2005 pursuant to a plan approved by the Bankruptcy Court in Connecticut having jurisdiction over ACS (see Note 16 in the Notes to Consolidated Financial Statements included in Item 7 in Form 10-KSB/A for the fiscal year ended September 30, 2005 as filed with the Securities and Exchange Commission).

RESULTS OF OPERATIONS

Revenues

                   Three Months      Six Months
                 Ended March 31,   Ended March 31,
                 ---------------   ---------------
(in thousands)    2006     2005     2006     2005
                 ------   ------   ------   ------

Product          $4,245   $3,133   $6,819   $6,779
Service             816      227    1,287      448
                 ------   ------   ------   ------
Total Revenues   $5,061   $3,360   $8,106   $7,227

Revenues for the three months ended March 31, 2006 increased $1,701,000, or 50.6%, to $5,061,000 from $3,360,000 reported for the three months ended March 31, 2005. Product revenues increased $1,112,000, or 35.5%, while service revenues increased by $589,000, an increase of 3.6 times the prior year amount.

Revenues from product shipments in the 2006 quarter included a number of new large orders from one customer who is integrating the Company's products into a mission-critical application for a government agency. These orders alone represented 27% of total product revenues in the quarter and account for the growth in revenues over the prior year. The balance of the product business reflects shipments of newly-acquired (Ahead Communications Systems, Inc. or "ACS") multi-service switches offset by declines in shipments of legacy products to large telecommunications carriers.

The increase in service revenues in the quarter was due primarily to the acquisition of the ACS business and its base of service customers. In addition, the Company continues to grow its service business by expanding it offerings as part of focused strategy to address network monitoring and security.

Revenues for the six months ended March 31, 2006 increased $879,000, or 12.2%, to $8,106,000 from $7,227,000 reported for the six months ended March 31, 2005. Revenues from product shipments in the 2006 period were slightly higher than in the 2005 period and reflect the large orders in the quarter ended March 31, 2006 mentioned above, additional international business as a result of the Company's initiatives in that area and shipments of newly-acquired multi-service switches, offset by a decrease in shipments of legacy products to large telecommunications carriers. Service revenues increased for the same reasons indicated above.

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

Gross Margin

                     Three Months            Six Months
                   Ended March 31,         Ended March 31,
                --------------------    --------------------
(in thousands)    2006        2005        2006       2005
                --------    --------    --------    --------
Gross Margin    $  3,087    $  2,066    $  4,765    $  4,352
Percentage of
    Revenues        61.0%       61.5%       58.8%       60.2%

(Gross margin, as a percentage of revenues, in the three months ended March 31, 2006 was 61.0% as compared to 61.5% in the three months ended March 31, 2005. Service revenue, which increased in absolute dollars as discussed above and is generally more profitable than the product revenue, added 1.6% to the gross profit percentage. This was more than offset by a 2.1% decline in the product gross profit percent. This decline in product gross profit percent resulted from the net effect of the following items: The negative impact on product gross margins of 8.8% resulting from the sale in the 2005 quarter of older inventories that had previously been written off based on the Company's accounting policy for obsolescence offset by the positive impact of higher product sales level resulting in lower fixed production costs of 2.9% as a percentage of revenues, lower year-over-year costs of components increasing product sales margins by 1.5% and other product mix and cost changes with a positive impact of 2.3%.

Gross margin, as a percentage of revenues, in the six months ended March 31, 2006 was 58.8% as compared to 60.2% in the six months ended March 31, 2005. Higher margined service revenue added 2.2% to the gross profit percentage, while the product gross profit percentage declined 3.6%. This decline resulted from the positive impact on product gross margins in the six months ended March 31, 2005 resulting from a higher percentage of sales of older inventories that had previously been written off based on the Company's policy for obsolescence.

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

Selling, General and Administrative

                             Three Months                 Six Months
                            Ended March 31,            Ended March 31,
                         ----------------------    ----------------------
(in thousands)             2006         2005         2006         2005
                         ---------    ---------    ---------    ---------
Selling, general and
administrative           $   1,604    $   1,079    $   3,096    $   2,335
Percentage of revenues        31.7%        32.1%        38.2%        32.3%

The Company's selling, general and administrative ("SG&A") expenses increased to $1,604,000, or 31.7% of revenue in the three months ended March 31, 2006 from $1,079,000, or 32.1% of revenue in the three months ended March 31, 2005. The increase in spending in the quarter of $525,000, or 49% included expenses associated with the June 30, 2005 acquisition of the business and assets of ACS, which added $247,000, including the payroll and payroll-related costs of seven employees, and the operating expenses of a sales office in France (see Note 16 in Notes to Consolidated Financial Statements included in Item 7 of Form 10-KSB/A for the year ended September 30, 2005 as filed with the Securities and Exchange Commission). In addition , higher energy prices resulted in increased utility costs of $23,000, and other increases in operating expenses amounted to $31,000. Furthermore, the March 31, 2005 quarter included the benefit of reductions in state sales, use and franchise taxes of $224,000 due to resolution of audit issues.

For the six months ended March 31, 2006, SG&A increased to $3,096,000, or 38.2% of revenues, from $2,335,000, or 32.3% of revenues in the six months ended March 31, 2005. The 101% or $761,000 increase in expenses was due to the acquisition of the business and assets of ACS which added $431,000, of increased travel expenses of $49,000, other increases of $57,000 and the impact of the $224,000 tax benefit in the March 31, 2005 quarter.

Research and Product Development

                             Three Months                 Six Months
                            Ended March 31,            Ended March 31,
                         ----------------------    ----------------------
(in thousands)             2006          2005         2006         2005
                         ---------    ---------    ---------    ---------
Research and product
development              $     858    $     534    $   1,715    $   1,080
Percentage of revenues        16.9%        15.9%        21.1%        14.9%

Research and product development ("R&D") expenses increased to $858,000, or 16.9% of revenue in the three months ended March 31, 2006 as compared to $534,000, or 15.9% of revenue, in the three months ended March 31, 2005, due primarily to increased costs associated with development of new ACS products. A combination of internal engineers and external consultants are actively engaged in developing multi-service switches with advanced technological features. The Company also continues to explore new network access and service products with a focus on security applications.

For the same reason, R&D expenses for the six months ended March 31, 2006 increased to $1,715,000 from $1,080,000 as compared to the comparable prior year period.

Other Income (Expense)

Interest expense decreased to $818,000 in the three months ended March 31, 2006 from $869,000 in the three months ended March 31, 2005, due to principal payments made on the Company's senior debt offset by higher interest rates on Notes Payable to Related Parties and higher variable interest rates on senior and other secured debt.

Other items included in other income (expense) for the three months ended March 31, 2006 include $425,000 from the recovery of a lease receivable net of expenses and the net amount of $88,000 which is comprised of $43,000 in sales of components no longer used, foreign exchange gains of $30,000, $12,000 received from a tradename license and $3,000 of other items. For the three months ended March 31, 2005, other income (expense) includes $2,748,000 from the recovery of a note receivable (see Note 9) and the net amount of $55,000 which includes $69,000 in sales of components no longer used, $24,000 received from a tradename license, $23,000 received from settlement of litigation and $3,000 of other items, offset by foreign exchange losses of $64,000.

Other items included in other income (expense) for the six months ended March 31, 2006 and 2005 totaled $192,000 and $3,144,000 respectively. The 2006 amount includes $389,000 of loss from extinguishment of debt (see Note 4) offset by $425,000 recovery from lease receivable (see Note 8), $79,000 in sales of components no longer used, $45,000 received from a tradename license and other items totaling $32,000. The 2005 amount includes $2,748,000 from the recovery of a note receivable (see Note 9), $300,000 profit on sale of a 25% minority interest in a Mexican company, $79,000 in sales of components no longer used, $44,000 received from a tradename license, $23,000 received from settlement of litigation and $18,000 of other items offset by foreign exchange losses of $68,000.

All note references above are to the Notes to Condensed Consolidated Financial Statements included elsewhere in this form 10QSB

Provision for Income Taxes

The tax provision for the three and six months ended March 31, 2005 includes a credit of $369,194 due to the favorable settlement of a foreign income tax claim (see Note 10).

Apart from recording this settlement, no federal income tax provisions or tax benefits were provided in the three and six months ended March 31, 2006 and 2005 due to the valuation allowance provided against the net change in deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years and other deferred tax assets. The Company has federal tax credit and net operating loss carryforwards of approximately $11.9 million and $214.2 million, respectively, as of September 30, 2005. Income tax provisions for the three and six months ended March 31, 2006 and 2005 reflect minimum state taxes.

Liquidity and Capital Resources
                                               March 31,     September 30,
(in thousands)                                   2006            2005
                                            -------------    -------------
Cash and cash equivalents                   $         407    $         878
Working capital (deficit)                         (39,147)         (37,943)
Total assets                                       10,536           10,698
Long-term debt, including current portion          30,433           31,194
Total liabilities                                  46,383           45,440



                                    Three Months                Six Months
                                   Ended March 31,            Ended March 31,
                               ----------------------        ------------------
(in thousands)                     2006        2005          2006       2005
                               ---------    ---------        -----    ---------
Net cash provided (used) by:
     Operating activities      $      98    $     804          366    $   1,978
     Investing activities            (23)          12          (46)          (1)
     Financing activities           (270)        (580)        (791)      (1,630)


Note: Significant risk factors exist due to the Company's limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See "Risk Factors" below for further discussion.

Cash Flows

Three Months Ended March 31, 2006 and 2005

Net cash provided by operating activities totaled $98,000 in the three months ended March 31, 2006. The net income in the quarter was $317,000. Included in this net income were non-cash expenses for depreciation and amortization of $103,000. An increase in accounts receivable due to new sales levels being higher than customers collections resulted in a use of cash of $962,000. Inventories were lower by $488,000 as the Company was able to achieve shipments of on-hand inventories to satisfy customer orders and generate a source of cash through reduced purchasing. Unpaid interest which accrued on the Company's debt increased $658,000. Other sources and uses of cash include an decrease in customer deposits of $472,000, payments of $208,000 in priority tax claims and an increase in prepaid insurance of $281,000, an increase in unpaid vendor liabilities of $157,000, an increase of $269,000 in deferred income on service contracts and $29,000 of other items.

Net cash provided by operating activities totaled $804,000 in the three months ended March 31, 2005. The net income in the quarter was $2,852,000. Non-cash items included in this net income were expenses for depreciation of $52,000, gain on claim reductions of $101,000, reduction in the reserve for foreign income tax of $369,000 and reduction in the reserve for notes receivable of $2,748,000. A reduction in accounts receivable due to a reducing trend of monthly sales in the quarter and successful collections of December's sales resulted in a source of cash of $856,000. Inventories were lower by $185,000 as the Company was able to achieve shipments of on-hand inventories to satisfy customer orders and generate a source of cash through reduced purchasing. Unpaid interest which accrued on the Company's debt increased $598,000. Tax settlements which resulted in lower liabilities of $251,000 and prepayments of insurance of $327,000 both result in uses of funds. Other sources of cash totaled a net amount of $57,000.

Net cash used by investing activities in the 2006 quarter was $23,000 compared to $12,000 in the 2005 quarter, for the acquisition of equipment in both periods.

Cash used by financing activities of $270,000 in the 2006 quarter is comprised of proceeds from notes payable of $303,000 and from notes payable to related parties of $250,000, offset by payments on notes payable of $76,000 and principal payments required under the Company's senior secured debt of $747,000.

Cash used by financing activities of $580,000 in the 2005 quarter is comprised of proceeds from notes payable of $283,000 offset by payments on notes payable of $69,000 and on secured debt of $794,000.

Six Months Ended March 31, 2006 and 2005

Net cash provided by operating activities totaled $366,000 in the six months ended March 31, 2006. The net loss in the period was $1,495,000. Included in this net loss were non-cash expenses for loss on extinguishment of debt of $389,000 and for depreciation and amortization of $192,000. An increase in accounts receivable due to new sales levels being higher than customers collections resulted in a use of cash of $774,000. Inventories were lower by $607,000 as the Company was able to achieve shipments of on-hand inventories to satisfy new customer orders and generate a source of cash through reduced purchasing. Other sources of cash include interest which accrued on the Company's debt which increased $1,095,000, an increase of $389,000 in unpaid vendor liabilities. Other net uses of cash were $37,000.

Net cash provided by operating activities totaled $1,978,000 in the six months ended March 31, 2005. The net income was $2,944,000. Non-cash items included were expenses for depreciation of $120,000, gain on claim reductions of $246,000, a reduction in the reserve for foreign income taxes of $369,000 and a reduction in the reserve for note receivable of $2,748,000. A reduction in accounts receivable amounted to $561,000. Inventories decreased by $831,000 as the Company utilized shipment of on-hand inventories to satisfy orders. Other uses of funds totaled a net amount of $299,000.

For the six months ended March 31, 2006, cash used by investing activities was $46,000 for the acquisition of equipment.

For the six months ended March 31, 2005, cash used by investing activities included $12,000 of equipment purchases in the March 2005 quarter offset in part by the collection of a note receivable of $11,000.

Net cash used in financing activities was $791,000 for the six months ended March 31, 2006. Payments on the term obligation were $1,268,000 and on notes payable were $76,000. Proceeds for the issuance of notes payable provided $553,000 of cash.

Cash used in financing activities was $1,630,000 for the six months ended March 31, 2005. Payments on the term obligation were $1,844,000 and on notes payable were $69,000 Proceeds from the issuance of notes payable, net of repayments, provided $283,000 of cash.

The Company has virtually no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of professional fees and payments of principal and interest (currently such principal and interest totals approximately $280,000 each month) under its senior loan agreement. Furthermore, the Company has significant outstanding obligations to pay total long-term debt of approximately $30.4 million, along with interest thereon.

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

Since emerging from bankruptcy, the Company has incurred losses before recoveries on note receivable, reorganization items and income taxes of approximately $6.8 million. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described below in the section titled "Risk Factors". There can be no assurance that the Company will be able to avoid a default on the senior loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($6.2 million at March 31, 2006) and foreclose on their security interests which, in turn, would result in cross-defaults of other debt instruments and likely would require the Company to again file for bankruptcy protection.

Under the Company's 2003 plan of reorganization, the Company was to pay all creditors 100% of their allowed claims based on a five year business plan. However, the Company has not met its business plan objectives since emerging from Chapter 11. The ability to meet the objectives of this business plan is directly affected by the factors described below in the "Risk Factors" section. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet its business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. Since the Company has virtually no current ability to borrow additional funds, it cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of its technologies or that would significantly dilute its stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

Since filing for Chapter 11 bankruptcy protection, operations have been funded primarily through cash generated from operations and loans from related parties. Proceeds realized from sales and liquidations of non-core assets were required to be used to pay down the senior secured debt.

At March 31, 2006 the Company's principal source of liquidity included cash and cash equivalents of $407,000 compared to $878,000 at September 30, 2005. At March 31, 2006, the Company's working capital was a deficit of approximately $39.1 million, compared to a deficit of approximately $37.9 million at September 30, 2005. Negative working capital reflects the classification of all long-term secured debt as current liabilities as a result of non-compliance with a financial covenant in 2004 (for which a waiver was obtained) (see Note 4 of Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB).

The Company has significant unpaid prepetition tax claims (approximately $1.0 million) and professional fees (approximately $1.8 million) at March 31, 2006, a majority of which are expected to be paid in fiscal 2006. In order to meet these and other future payments, the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

As a result of the potential liquidity and cash flow risks described above, the Company's independent auditors expressed uncertainty about the Company's ability to continue as a going concern in their opinion on the Company's fiscal 2005 financial statements.

Management has responded to such risks as part of an ongoing strategy by restructuring the Company's sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, the Company has obtained $1,850,000 from loans from related parties for replacement of senior indebtedness (see Note 4 of the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

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

Deferred Tax Assets. The Company has provided a full valuation allowance related to its deferred tax assets. In the future, if sufficient evidence of the Company's ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company will be required to reduce its valuation allowances, resulting in income tax benefits in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each period.

Impairment of Long-Lived Assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No.
144. The Company's long-lived assets consist of real estate, property and equipment. At both March 31, 2006 and September 30, 2005, real estate represented the only significant remaining long-lived asset that has not been fully written down for impairment.

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

      Limited Financial Resources and Risk of Default. The Company has virtually no current ability to borrow additional funds. It must, therefore, substantially fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of professional fees and payments of principal and interest (currently such principal and interest totals approximately $280,000 per month) under its senior loan agreement. Furthermore, the Company has significant outstanding obligations and commitments (approximately $45.2 million at September 30, 2005) (see Item 6 in the Company's annual report on Form 10-KSB/A for the year ended September 30, 2005 as filed with the Securities and Exchange Commission, in the section on "Liquidity" for additional discussion of this risk factor and the Company's contractual cash obligations as of September 30, 2005).

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


Since emerging from bankruptcy, the Company has incurred losses before recoveries on note receivable, reorganization items and income taxes of approximately $6.8 million. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described in this "Risk Factors" section.

There can be no assurance that the Company will be able to avoid an event of default on its senior loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($6.2 million at March 31, 2006) and exercise their security interests which likely would require the Company to again file for bankruptcy protection. An acceleration by the senior secured lenders would also result in a default and acceleration by the debenture holders ($21.9 million outstanding at March 31, 2006). Based on the uncertainty of the Company achieving sufficient cash flows from operations to meet its monthly loan payment obligations and to comply with the EBITDA covenant during the quarterly periods during fiscal 2006 and 2005, the Company's long-term debt has been classified as current liabilities in the accompanying consolidated balance sheets at both March 31, 2006 and September 30, 2005.

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

      GDC May Require Additional Funding to Sustain Operations. The Company emerged from Chapter 11 bankruptcy on September 15, 2003. Under the plan of reorganization, the Company was to pay all creditors 100% of their allowed claims based upon a five year business plan. However, the company has not met its business plan objectives since emerging from Chapter 11. The ability to meet the objectives of this business plan is directly affected by the factors described in this "Risk Factors" section. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet our business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. The Company cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company's business, financial condition and results of operations.

      Risks Associated with Entry into International Markets. The Company has had limited direct sales to customers outside of North America since 2001. The Company has little recent experience in international markets with the exception of a few direct customers and resellers/integrators and sales into Western Europe through the former ACS subsidiary in France, which was acquired by the Company on June 30, 2005. The Company intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulty in supporting foreign customers, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company's sales and results of operations may also be directly affected by fluctuation in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephone. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States, could delay or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company is Controlled by a Small Number of Stockholders and Certain Creditors. Mr. Howard Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 70% of the Company's outstanding shares of Class B stock and has stock options and warrants that would allow him to acquire approximately 54% of the Company's common stock. Furthermore, Mr. Modlin is also trustee for the benefit of the children of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 12% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors. The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which was designated by the Creditors Committee (and thereafter may be designated by the Trustee). The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full. In addition, until the Company's primary secured loan obligations are paid in full, the primary secured lender, Ableco Finance LLC ("Ableco") is entitled to designate three directors and, upon default in its loan, its affiliate shall have the right under the two warrants it holds, to (i) acquire from 5% (currently 5%) to 51% of the outstanding Common Stock depending on the amount of the outstanding secured debt at such time, and (ii) acquire 10% of the outstanding Common Stock on a diluted basis. If Ableco's loan is not repaid in full by September 15, 2006, the Trustee may designate two more directors, and in the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Trustee shall be entitled to select a majority of the Board of Directors. Accordingly, in absence of a default under Ableco's loan, or a payment default under the Debenture, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock, Ableco and the Trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company. This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Company's common stock, thereby making it less likely that a stockholder will receive a premium in any sales of shares. To date, the holders of the 9% Preferred Stock and Ableco have not designated any directors.

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


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000. Such dividend arrearages total $10,123,542.00 as of March 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

(a) Exhibits Index:

Exhibit
Number    Description of Exhibit
------    ----------------------

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


                       GENERAL DATACOMM INDUSTRIES INC.


May 15, 2006           /s/ William G. Henry
------------           --------------------
                       William G. Henry
                       Vice President, Finance and Administration
                       Chief Financial Officer