Form 10QSB
period 2006-06-30
GENERAL DATACOMM INDUSTRIES INC
filed 2006-08-14
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended June 30, 2006

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from__________to__________

Commission file number 1-8086

General DataComm Industries, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	06-0853856
(State of Other Jurisdiction of Incorporation or Organization)	I.R.S. employer Identification No.)

6 Rubber Avenue, Naugatuck, CT 06770
(Address of Principal Executive Officers)

203-729-0271
(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

 Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUER

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2006:

3,468,050 shares of Common Stock
653,947 shares of Class B Stock

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

GENERAL DATACOMM INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

General DataComm Industries, Inc.
Condensed Consolidated Balance Sheets
(in thousands except shares)

	June 30, 2006 (Unaudited)	September 30, 2005*
Assets:
Current assets:
Cash and cash equivalents	$426	$878
Accounts receivable, less allowance for doubtful accounts of $512 at June 30, 2006 and $671 at September 30, 2005	2,220	2,078
Inventories	2,625	3,248
Other current assets	365	261
Total current assets	5,636	6,465
Property, plant and equipment, net	4,074	4,233
Total Assets	$9,710	$10,698

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt ($2,003 at June 30, 2006 and $1,539 at September 30, 2005 owed to related parties)	$29,792	$31,194
Accounts payable	2,588	1,444
Accrued payroll and payroll-related costs	315	471
Accrued interest	7,199	5,414
Other current liabilities	5,966	5,885
Total current liabilities	45,860	44,408
Other liabilities	829	1,032
Total Liabilities	46,689	45,440

Commitments and contingencies	-	-

Stockholders’ deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized, 782,496 shares issued and outstanding at June 30, 2006 and 787,800 at September 30, 2005; $30.1 million liquidation preference at June 30, 2006	782	788
Class B common stock, par value $.01 per share, 5,000,000 shares authorized; 653,947 shares issued and outstanding	7	7
Common stock, par value $.01 per share, 25,000,000 shares authorized; issued: 3,468,050 shares at June 30, 2006 and 3,342,364 shares at September 30, 2005	35	33
Capital in excess of par value	198,751	198,433
Accumulated deficit	(236,554)	(233,858)
Common stock held in treasury, at cost; no shares at June 30, 2006 and 1,961 shares at September 30, 2005	-	(145)
Total Stockholders’ Deficit	(36,979)	(34,742)
Total Liabilities and Stockholders’ Deficit	$9,710	$10,698

* Derived from the Company’s audited consolidated balance sheet at September 30, 2005.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

General DataComm Industries, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues
Product	$2,597	$3,490	$9,416	$10,269
Service	608	117	1,895	565

Total	$3,205	$3,607	$11,311	$10,834

Cost of revenues	1,331	1,635	4,672	4,510

Gross margin	1,874	1,972	6,639	6,324

Operating expenses:

Selling, general and administrative	1,493	1,323	4,589	3,658
Research and product development	787	553	2,502	1,633
	2,280	1,876	7,091	5,291

Operating income (loss)	(406)	96	(452)	1,033

Other income (expense):
Interest expense	(813)	(845)	(2,448)	(2,586)
Loss on extinguishment of debt	-	-	(389)
Recovery of lease receivable, net	-	-	425	-
Gain on sale of minority interest	-	-	-	300
Recovery of note receivable	-	1,989	-	4,737
Other, net	21	61	177	157
	(792)	1,205	(2,235)	2,608

Income (loss) before reorganization items and income taxes	(1,198)	1,301	(2,687)	3,641

Reorganization items:
Claim adjustments	-	12	-	258

Income (loss) before income taxes	(1,198)	1,313	(2,687)	3,899

Income tax provision (benefit)	3	(12)	9	(370)

Net income (loss)	(1,201)	1,325	(2,696)	4,269

Dividends applicable to preferred stock	(440)	(443)	(1,320)	(1,329)

Net income (loss) applicable to common and Class B stock	$(1,641)	$882	$(4,016)	$2,940

Earnings (loss) per share:
Basic-common stock	$(0.40)	$0.22	$(0.99)	$0.75
Basic - Class B stock	$(0.40)	$0.20	$(0.99)	$0.68
Diluted-common stock	$(0.40)	$0.15	$(0.99)	$0.51
Diluted-Class B stock	$(0.40)	$0.14	$(0.99)	$0.47
Weighted average number of common and Class B shares outstanding:
Basic-common stock	3,468,050	3,329,295	3,398,668	3,317,017
Basic-Class B stock	653,947	664,978	653,947	664,978
Diluted-common stock	3,468,050	5,560,219	3,398,668	5,350,939
Diluted-Class B stock	653,947	664,978	653,947	664,978

The accompanying notes are an integral part of these
condensed consolidated financial statements.

General DataComm Industries, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(2,696)	$4,269
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	286	190
Gain on claim reductions	-	(258)
Reduction in note receivable reserve	-	(4,737)
Reduction in reserve for foreign income taxes	-	(369)
Increase in inventory obsolescence reserve	-	164
Loss on extinguishment of debt	389	-
Changes in:
Accounts receivable	(142)	(250)
Inventories	623	1,048
Accounts payable	1,144	(85)
Accrued payroll and payroll-related costs	(156)	190
Accrued interest	1,785	1,960
Other net current liabilities	(30)	202
Other net long-term assets	(202)	(158)

Net cash provided by operating activities	1,001	2,166

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(75)	(19)
Note receivable collections (including $835 of cash in company acquired in 2005)	-	3,594

Net cash (used) provided by investing activities	(75)	3,575

Cash flows from financing activities:
Proceeds from notes payable to related parties	250	-
Proceeds from other notes payable	303	214
Principal payments on notes payable	(189)	(101)
Principal payments on term obligation	(1,742)	(5,405)

Net cash used by financing activities	(1,378)	(5,292)

Net increase (decrease) in cash and cash equivalents	(452)	449

Cash and cash equivalents, beginning of period	878	586

Cash and cash equivalents, end of period	$426	$1,035

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$330	$597
Income taxes	$1	$49
Reorganization items	$269	$235

The accompanying notes are an integral part of these
condensed consolidated financial statements.

GENERAL DATACOMM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Liquidity

 The accompanying unaudited interim financial statements of General DataComm Industries, Inc. (the “Company”) have been prepared on a going concern basis, in accordance with generally accepted accounting principles in the United States for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results which may be achieved for the entire fiscal year ending September 30, 2006. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-KSB/A for the fiscal year ended September 30, 2005 as filed with the Securities and Exchange Commission.

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

The Company has no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of accrued professional fees (approximately $1.8 million at June 30, 2006) and monthly payments of principal and interest under its senior loan agreement. The Company received an extension of payment terms for the amounts that had been due to its senior secured lenders on February 1, 2006 and from May 1, 2006 to February 28, 2007 and relief from compliance with a financial covenant for the periods ended September 30, 2004 and June 30, 2006 (see Notes 4 and 11). In fiscal 2004 the Company borrowed $1.6 million from related parties in order to meet its current payment obligations, which notes were extended in December 2005 (see Note 4). In February 2006 an additional $250,000 was borrowed from a related party. Furthermore, the Company has other significant future outstanding obligations as shown in the accompanying condensed consolidated balance sheet at June 30, 2006. In order to meet these and other future payments the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

The Company’s failure to make required payments under the senior loan agreement, as amended, would constitute an event of default. In addition, the Company is required to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) on a cumulative quarterly basis in order to avoid an event of default (see Note 4).

The Company’s quarterly operating results are subject to fluctuations due to a number of factors resulting in more variability and less predictability in the Company’s quarter-to-quarter sales and operating results. Such factors include (but are not limited to): dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products. While the Company was in compliance with the EBITDA financial covenant under its senior loan agreement at June 30, 2006 due to an amendment of compliance criteria granted by the senior lender, future compliance will require improved earnings. There can be no assurance that the Company will be able to avoid an event of default on the loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($5.7 million at June 30, 2006) and exercise their security interests which likely would require the Company to again file for bankruptcy protection. An acceleration by the senior secured lenders would also result in a default and acceleration by the debenture holders ($21.9 million of principal balance outstanding at June 30, 2006). Based on the uncertainty as to whether the Company will achieve sufficient cash flows from operations to meet its monthly loan payment obligations, and will be able to comply with the EBITDA financial covenant during the quarterly periods during fiscal 2006 and thereafter, and that the Company’s compliance with the payment and EBITDA provisions at June 30, 2006, was attributable to modifications of the agreement, the Company’s long-term debt and related accrued interest have been classified as current liabilities in the accompanying consolidated balance sheets at both June 30, 2006 and September 30, 2005.

At June 30, 2006 the Company had a stockholders’ deficit of approximately $36.9 million. In addition, it had a working capital deficit of approximately $40.2 million, and the Company’s principal source of liquidity was cash and cash equivalents of $426,000. The large negative working capital reflects the classification of all long-term secured debt as current liabilities.

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

While the Company is aggressively pursuing opportunities and corrective actions, there can be no assurance that the Company will be successful in its efforts to generate sufficient cash from operations, remain in compliance with the provisions of the senior loan agreement or obtain additional funding sources. These risks raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors have expressed uncertainty about the Company’s ability to continue as a going concern in their opinion on the Company’s fiscal 2005 financial statements. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of these uncertainties.

Note 2 - Earnings (Loss) Per Share

Basic earnings per share is computed by allocating net income available to common stockholders and to Class B shares based on their contractual participation rights to share in such net income as if all the income for the year had been distributed. Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock. However, a net loss is allocated evenly to all shares. The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period. In computing diluted earnings per share, which only applies in the event there is net income, the average price of the Company’s common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants. Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued. The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three and nine months ended June 30, 2006 and 2005 (in thousands, except shares and per share data):

         Three Months Ended June 30,
	2006	2005	2006	2005
	Common Stock		Class B Stock
Numerator for basic earnings per share-net income (loss)	(1,381)	748	(260)	134
Effect of dilutive securities:
Reallocation of net income for potential
dilutive common shares	-	48	-	(48)
Add back convertible note interest	-	27	-	6
Numerator for diluted earnings
per share - net income (loss)	(1,381)	823	(260)	92
Denominator for basic earnings per
share - weighted average outstanding shares	3,468,050	3,329,295	653,947	664,978
Effect of dilutive securities:
Employee stock options	-	247,379	-	-
Warrants	-	370,989	-	-
Convertible notes payable	-	1,612,556	-	-
Dilutive potential common shares	-	2,230,924	-	-
Denominator for diluted earnings per share - shares	3,468,050	5,560,219	653,947	664,978
Basic earnings (loss) per common share	(0.40)	0.22	(0.40)	0.20
Diluted earnings (loss) per common share	(0.40)	0.15	(0.40)	0.14

	Nine Months Ended June 30,
	2006	2005	2006	2005
	Common Stock		Class B Stock
Numerator for basic earnings per share-net income (loss)	(3,368)	2,490	(648)	450
Effect of dilutive securities:
Reallocation of net income for potential
dilutive common shares	-	153	-	(153)
Add back convertible notes interest	-	84	-	17
Numerator for diluted earnings
per share - net income (loss)	(3,368)	2,727	(648)	314
Denominator for basic earnings per
share - weighted average outstanding shares	3,398,668	3,317,017	653,947	664,978
Effect of dilutive securities
Employee stock options	-	235,872	-	-
Warrants	-	185,494	-	-
Convertible notes payable	-	1,612,556	-	-
Dilutive potential common shares	-	2,033,922	-	-
Denominator for diluted earnings per share - shares	3,398,668	5,350,939	653,947	664,978
Basic earnings (loss) per common share	(0.99)	0.75	(0.99)	0.68
Diluted earnings (loss) per common share	(0.99)	0.51	(0.99)	0.47

In the nine months ended June 30, 2006 and 2005, no effect has been given to certain outstanding options and warrants, convertible securities and contingently issuable shares in computing diluted loss per share as their effect would be antidilutive. Such share amounts which could potentially dilute basic earnings per share at June 30, 2006 and 2005 are as follows:

	No. of Shares

	2006	2005
Stock warrants	3,945,865	-
Stock options	1,857,926	1,101,675
Convertible preferred stock	782,496	787,900
Convertible loans	-	-
Contingently issuable shares*	2,141,657	1,785,983
Total	8,727,944	3,675,558

* Common stock contingently issuable to the Company’s senior secured lenders in the event of default or if certain payment terms are not met are excluded from the computation of earnings per share because the contingency defined in the loan agreement has not taken place (for further discussion of these items, see Note 4).

3. Inventories

Inventories consist of (in thousands):

	June 30, 2006	September 30, 2005
Raw materials	$762	$821
Work-in-process	735	1,014
Finished goods	1,128	1,413
	$2,625	$3,248

Inventories are stated at the lower of cost or market using a first-in, first-out method. Reserves in the amount of $3,736,000 and $3,508,000 were recorded at June 30, 2006 and September 30, 2005, respectively, for excess and obsolete inventories.

4. Long-Term Debt and Loss on Extinguishment of Debt

Long-term debt consists of (in thousands):
	June 30, 2006	September 30, 2005

Term Obligation	$3,252	$5,225
PIK Obligation	2,500	2,500
Notes Payable to Related Parties, net of debt discount of $77 at
June 30, 2006 and $61 at September 30, 2005	2,003	1,539
Debentures	21,923	21,930
Note Payable	114	-
	29,792	31,194
Less current portion	29,792	31,194
	$0	$0

There is uncertainty whether the Company can achieve sufficient earnings and cash flow from operations to meet its future obligations or to satisfy the loan requirements of its senior lenders. Therefore, the senior secured debt (the Term Obligation and PIK Obligation) and the Debentures and Notes Payable to Related Parties, which contain cross default provisions, are classified as current liabilities on the accompanying balance sheets at June 30, 2006 and September 30, 2005 (see Note 1).

Interest on the PIK Obligation and Debentures is not required to be paid currently. Such accrued interest amounted to $6,904,903 and $5,074,589, at June 30, 2006 and September 30, 2005, respectively, and is classified as a current liability along with the corresponding debt.

Long-term debt matures in amounts totaling $2,454,000 in fiscal 2006, $2,802,000 in fiscal 2007, and $24,536,000 on October 1, 2008, assuming that there is no acceleration in the future due to an event of default.

In conjunction with the issuance of Notes Payable to Related Parties, the Company issued warrants, the value of which was recorded as debt discount. See “Notes Payable to Related Parties” below.

Term Obligation, PIK Obligation and Debentures

Under the terms of the loan and security agreement which became effective September 15, 2003, minimum principal payments under the Term Obligation are $250,000 per month. Interest was payable monthly at the annual rate of 7.25% through December 31, 2003, and thereafter at the greater of (i) 7.25% and (ii) the prime rate plus 2.5% (the prime rate was 8.25% on June 30, 2006). In addition, proceeds from the potential sales of non-core assets and certain other proceeds must be used to reduce the Term Obligation.

The Company reached an agreement with its senior secured lender to extend the payment of the Term Obligation principal and interest in the aggregate amount of $283,355 otherwise due on February 1, 2006, to be paid in four equal installments over the month of February 2006. Furthermore, on July 21, 2006 the senior loan agreement was amended to provide for further deferrals of principal payment requirements under the Term Obligation and to modify the EBITDA financial covenant requirements (see Note 11 - Subsequent Events).

As part of the 2003 loan and security agreement, the Company also entered into a loan in the original principal amount of $5 million, subject to adjustment, due December 31, 2007 (the “PIK Obligation”). Interest accrues at the same rates as the Term Obligation. Principal in the amount of $2.5 million and accrued interest thereon were forgiven under terms of an agreement which expired on December 31, 2004. The amount owing under the PIK Obligation may be challenged by the Company through the Bankruptcy Court.

Debentures with principal and interest due on or before October 1, 2008 were issued to unsecured creditors as part of the Company’s Plan of Reorganization.

For further details of the loan and security agreement and a description of the Term Obligation, PIK Obligation and Debentures, see Note 4, “Reorganization Plan and Emergence from Chapter 11” included in Item 7 of the Company’s annual report on Form 10-KSB/A for the year ended September 30, 2005 as filed with the Securities and Exchange Commission.

Notes Payable to Related Parties

On December 9, 2005, the Company entered into amendments of its loan arrangements with Howard S. Modlin, Chairman of the Board and Chief Executive Officer, and John Segall, a Director. Pursuant to such amendments, an aggregate of $1,600,000 in secured loans from such directors maturing between September 29, 2005 and September 29, 2006 were extended. Such amendments provided that 50% of each such amended and restated note was amended to be payable one year from the original due date and 50% of each such amended and restated note was amended to be payable two years from the original due date. The conversion features of four notes held by Mr. Modlin, which were convertible into an aggregate of 1,103,897 shares of Common Stock, and three notes held by Mr. Segall, which were convertible into an aggregate of 508,659 shares of Common Stock, were eliminated, and unpaid accrued interest aggregating $230,945, was added to the amended and restated notes. Interest accrues at the rate of 10% per annum from December 9, 2005 and the first interest payment on the amended and restated notes was due May 1, 2006 (payment of interest on the amended loans has been deferred indefinitely in agreement with Mr. Segall and Mr. Modlin). In connection with the transactions, Mr. Modlin and Mr. Segall each received seven year warrants expiring December 8, 2012 to purchase common stock at $0.575 cents per share covering 2,084,204 shares and 1,100,047 shares, respectively. The transactions were unanimously approved by the Company’s Board of Directors on December 9, 2005. On February 17, 2006, the Company borrowed $250,000 from Mr. Modlin in the form of a demand note which bore interest at the rate of 10% per annum. On April 20, 2006, the Corporation entered into an amendment of its loan arrangement with Mr. Modlin, whereby the $250,000 demand loan made by Mr. Modlin on February 17, 2006 was amended and restated into a term note, 50% of which is payable February 17, 2007 and 50% of which is payable February 17, 2008. Mr. Modlin received a seven year warrant expiring April 19, 2013 to purchase common stock at 27 ½ cents per share covering 909,090 shares. The warrant was valued at $69,000 based upon an appraisal by an outside consultant and was recorded as debt discount and is being amortized as additional interest expense over the term of the debt. All loans made by Mr. Modlin and Mr. Segall are secured by all of the assets of the Company behind the first lien of the Company’s senior lenders.

Loss on Extinguishment of Debt

In connection with the restructuring of the loans from related-party directors in December 2005 described above, the Company recorded a non-cash loss on extinguishment of debt of $389,000. Due to the related-party nature of the loans, the fair value of the restructured loans excluding the warrants was assumed to be the same as the previous loans, and the loss represents the value of the warrants issued with the restructured loans. Such warrant value was determined based upon an appraisal by an outside consultant.

Note 5. Accounting for Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to continue to measure costs for its employee stock compensation plans by using the accounting methods prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which allows that no compensation cost be recognized provided the exercise price of options granted is equal to or greater than fair market value of the Company’s stock at date of grant. The Company will be required to adopt SFAS 123R effective October 1, 2006.

Proforma results, representative of financial results which would have been reported by the Company if it had adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, are summarized below (amounts in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Net income (loss), as reported	$(1,201)	$1,325	$(2,696)	$4,269
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(81)	(61)	(246)	(116)
Proforma net income (loss)	(1,282)	1,264	(2,942)	4,153
Dividends applicable to preferred stock	(440)	(443)	(1,320)	(1,329)
Proforma net income (loss) applicable to common and Class B stock	$(1,722)	$821	$(4,262)	$2,824
Proforma earnings (loss) per share
Basic-common stock	$(0.42)	$0.21	$(1.03)	$0.72
Basic-Class B stock	$(0.42)	$0.19	$(1.03)	$0.65
Diluted-common stock	$(0.42)	$0.14	$(1.03)	$0.48
Diluted-Class B sotck	$(0.42)	$0.13	$(1.03)	$0.44

The Black-Scholes method was used to compute the proforma amounts presented above, utilizing the weighted average assumptions for stock-based compensation granted in the nine months ended June 30, 2006 and 2005 summarized below.

	Nine Months Ended June 30,
	2006	2005

Risk-free interest rate	4.40	3.69
Volatility (%)	322%	319%
Expected life (in years)	5.00	5.00
Dividend yield rate	Nil	Nil

Note 6. Gain on Sale of Minority Investment and Trademark License Agreement

In November 2004, the Company sold its 25% minority interest in General DataComm de Mexico, S.A. de C.V. for $300,000 and recorded a gain in the same amount. The proceeds were applied to the Company’s outstanding loans with its senior lenders. In addition, the Company has entered into a twelve month trademark license agreement with the purchaser for the period beginning December 1, 2005 for an aggregate license fee of $75,000 ($150,000 in the prior year), amortized in equal monthly installments and recorded in “other income”.

Note 7. 2005 Employee Incentive Plans

On November 22, 2005, the Stock Option Committee of the Board of Directors granted qualified stock options pursuant to the Corporation’s 2005 Stock and Bonus Plan (“Plan”) to purchase 367,750 shares of Common Stock at $.45 per share, including grants of options for 30,000 shares to each of Lee M. Paschall, Aletta Richards and John L. Segall, Directors, and George Best, Vice President, Sales and Marketing, William G. Henry, Vice President, Finance and Administration and Principal Finance Officer, and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 187,750 of such options to all of its employees other than its officers. The Committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a separate stock option with terms substantially similar to the options granted under the Plan, to purchase 551,121 shares at $.50 per share. The options vest in increments of 20% one, two, three, four and five years after grant and expire ten years after grant. The shares issuable under such options were not registered under the Securities Act of 1933 and must be held for investment unless so registered or an exemption from registration exists. The Company registered the shares before the first options were exercised. The Board of Directors has also amended the plan to authorize an additional 1,200,000 shares available for grant to cover certain granted options and allow for future grants.

Note 8. Recovery of Lease Receivable and Related Party Transaction

On February 28, 2006, the Company concluded litigation pursuant to a settlement agreement relating to amounts owed to its subsidiary, DataComm Leasing Corporation under an equipment lease agreement. The Company recorded a recovery gain in the amount of $425,000, which was net of legal fees and expenses totaling $275,000. The law firm of Weisman Celler Spett & Modlin, P.C., in which Mr. Howard S. Modlin is President, earned fees in the amount of $231,000 on this settlement, under a contingency agreement that had been previously approved by the Company’s Board of Directors. Mr. Modlin is Chairman, President and Chief Executive Officer of the Company.

Note 9. Recovery on Note Receivable Arising from Sale of Business

In August 2001, the Company received a note in the amount of $17.0 million as partial consideration for the sale of its Asynchronous Transfer Mode business and retained a security interest in the underlying assets. As repayment of the note, which constituted the principal consideration in the transaction, was dependent on future successful operations of the purchaser (Ahead Communications Systems, Inc. or “ACS”), the Company determined that it retained substantial risks of ownership of the business. Accordingly, although legal transfer of ownership of the business occurred, the sale was not treated as a divestiture for accounting purposes. Shortly after the sale, the Company, ACS and ACS’ parent company in Austria (Ahead Communications Systems AG), which had guaranteed payment of the note, all filed for bankruptcy protection, ACS defaulted on the note payment and disputes arose relating to the division sale agreements. Accordingly, in fiscal 2001 the Company recorded an impairment charge related to the assets sold to ACS by providing a valuation allowance against the note for its unpaid principal amount. On May 5, 2005 the Company received a payment of $2,747,848 in partial satisfaction of the note, as a result of the liquidation of ACS’ parent company in Austria. Such payment was used to reduce senior secured debt as required under the Company’s senior loan agreement. The Company recorded a gain for the amount of the payment in the quarter ended March 31, 2005.

On May 19, 2005, the Company, ACS and the Official Committee of Unsecured Creditors in the ACS bankruptcy case filed with the Bankruptcy Court for the District of Connecticut, a jointly approved Chapter 11 Plan (the “Plan”) which was confirmed on June 15, 2005 by the Bankruptcy Court and which became effective June 30, 2005. Under the Plan, all remaining property after payment of amounts due for administration claims, priority tax claims, unsecured claims and priority claims was transferred to a newly organized Connecticut subsidiary of the Company which was later merged into General DataComm, Inc. and operated at the Company’s office in Naugatuck, Connecticut. Employment was offered to and accepted by all employees of ACS.

The Company recorded a gain of $1,989,000 in the quarter ended June 30, 2005 to reflect the fair value of the ACS assets received less liabilities assumed in final settlement of the note that ACS owed to the Company. Such assets and liabilities and resulting gain were as follows:

Cash	$834,000
Accounts receivable, net	1,170,000
Inventories	500,000
Other current assets	131,000
Total current assets	2,635,000
Property, plant and equipment	233,000
Total Assets	2,868,000
Accounts payable	193,000
Accrued payroll and payroll-related expenses	358,000
Other current liabilities	328,000
Total Liabilities	879,000

Net gain	$1,989,000

All of the above assets for which values were ascribed were acquired by ACS after the original assets were transferred in fiscal 2001. Because the final settlement of the ACS note occurred on June 30, 2005, results of operations of the ACS business are included in the Company’s Consolidated Statements of Operations commencing July 1, 2005.

Note 10. Liquidation of UK Subsidiaries

General DataComm Limited

In July 2002, General DataComm Limited (UK), an inactive subsidiary, was turned over to liquidators for the purpose of finalizing the accounts. At that time, the subsidiary’s estimated income tax liability was $375,000 and amounts due other creditors totaled $338,000 and such amounts were reflected as liabilities in the Company’s consolidated financial statements.

The liquidators subsequently advised the Company that the income tax liability in the amount of $5,806 had been agreed with the local authorities. Therefore the Company recorded a reduction in income tax reserves and a corresponding credit in the income tax provision in the amount of $369,194 in the three month period ended March 31, 2005 reflecting this lower liability.

Furthermore, although all claims and recoveries have not been finalized, the liquidators have advised that there have been recoveries which will be used to pay off a portion or all of the remaining creditor claims. The Company intends to record such recoveries as income when it receives a final report from the subsidiary’s liquidators.

General DataComm Advanced Research Centre Limited

In April 2003, General DataComm Advanced Research Centre Limited (UK), an inactive subsidiary, was turned over to liquidators for the purpose of finalizing the accounts. At that time, the potential income taxes owed were estimated to be approximately $378,000 and such amount is reflected as an income tax liability in the Company’s consolidated financial statements. The ultimate amount of the tax liability will be re-evaluated and adjusted, if necessary, upon receipt of a final report from the subsidiary’s liquidators.

Note 11. Subsequent Events

Amendment to Senior Loan Agreement

On July 21, 2006 the senior loan agreement was amended to reduce principal payments to $25,000 per week for the period commencing May 1, 2006 to and including August 25, 2006; to defer principal payments, due in the amount of $250,000 from the first business day to the last business day of September and October 2006 and to increase the principal payments due from $250,000 to $393,750 for the months of November 2006 through February 2007, and defer such payments from the first business day to the last business day of each respective month. The net effect of these principal payment adjustments is to reduce earlier payment requirements and increase later payment requirements such that by the end of February 2007 all principal payments are again equal to the original loan schedule. Furthermore, the amendment included a provision that eliminated the financial covenant requirement for the periods ended September 30, 2004 and June 30, 2006.

Notice of Court Ruling

On July 28, 2006, the Company was notified that it had received a favorable decision in its case against Miranda Technologies Inc. and Miranda Media Networks Inc. (Miranda), which was brought in the Superior Court in Montreal, Quebec, Canada. The court has ruled in the Company’s favor on most issues and awarded remuneration to be paid to the Company which the Company expects to be approximately $1,200,000 Canadian dollars ($1,056,000 U.S. dollars) including interest and expenses. The court also dismissed counter-claims against the Company brought by Miranda. The time for each party’s right to appeal this decision has not expired. The case against Miranda was brought as a result of disputes concerning contingent compensation and other payments owed to the Company arising out of the sale of the Company’s Multi-Media Division and former Canadian subsidiary to Miranda in June 2001. Any payment received by the Company in excess of expenses relating to the lawsuit is required to be used to pay down senior debt owed to Ableco Finance LLC and the net recovery will be recognized as a gain when it is determined that the litigation is concluded and payment is assured.

Note Payable to Related Party

On August 10, 2006, the Company borrowed $24,000 from Mr. Howard Modlin, Chairman, in the form of a demand note which bears interest at the rate of 10% per annum, for the purpose of replacing senior indebtedness.

Note 12. Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment,” referred to as SFAS 123(R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments, including grants of employee stock options. Under SFAS 123(R), a company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. The provisions of SFAS 123 (R) are required to be applied by the Company as of the beginning of the first annual reporting period that begins after December 15, 2005. As such, the Company is required to adopt the provisions of SFAS 123 (R), at the beginning of the first quarter of fiscal 2007. As a result of adopting SFAS 123 (R), the Company will recognize as compensation expense in its financial statements the unvested portion of options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Accordingly, the adoption of SFAS 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at his time because it will depend on levels of share-based payments granted in the future.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43 Chapter 4”, referred to as SFAS No. 151. SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, freight, handling costs and waste (spoilage). Previously these costs were recognized as current period expenses when they were considered “so abnormal.” SFAS No 151 requires those items be recognized as current period charges regardless of whether they meet the “so abnormal” criteria. In addition, SFAS No. 151 clarifies that fixed overhead allocations to inventory costs be based on normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during 2007 and earlier application is permitted. It is believed that the Company’s current accounting policies closely align to the new rules. Accordingly, the standard will not have a material impact on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB AND IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB/A FOR THE YEAR ENDED SEPTEMBER 30, 2005 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS “BELIEVES”, “ANTICIPATES”, “PLANS”, “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE HEADING “RISK FACTORS” BELOW. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS OR REASONS WHY ACTUAL RESULTS MAY DIFFER.

Background

The Company has a history of generating net losses and as of September 30, 2005, the most recent fiscal year end, the Company had an accumulated deficit from net losses totaling $233.9 million. In 2001, after implementing a number of restructuring and cost reduction programs in an attempt to better align operating cost structure with revenues, three of the Company’s four business units were sold. However, due to the impact of a general economic downturn and a decline in the telecommunication industry in particular, and to defaults in payments by the purchasers of the three business units, the Company did not realize sufficient proceeds from the sales to satisfy its secured lenders. By the end of fiscal 2001 the number of employees declined to 210 from 1,019 at the beginning of the year.

As a result of its inability to meet its debt obligations, on November 2, 2001 General DataComm Industries, Inc. and its domestic subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

Pursuant to a reorganization plan approved by the Bankruptcy Court, the Company emerged from bankruptcy on September 15, 2003.

Thereafter, the Company consolidated its remaining operations into its owned facility in Naugatuck, Connecticut and downsized its staff and operating assets to more properly reflect its reduced operating requirements and currently has 103 employees. Such number includes the former employees of Ahead Communications Systems, Inc. (“ACS”) who accepted employment with the Company when ACS’s assets and business were acquired by the Company on June 30, 2005 (see Note 16 in the Notes to Consolidated Financial Statements included in Item 7 of the Company’s annual report on Form 10-KSB/A for the fiscal year ended September 30, 2005 as filed with the Securities and Exchange Commission).

Unless otherwise stated, all note references in the following “Results of Operations” and “Liquidity and Capital Resources” sections are to the Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Product	$2,597	$3,490	$9,416	$10,269
Service	608	117	1,895	565
Total Revenues	$3,205	$3,607	$11,311	$10,834

Revenues for the three months ended June 30, 2006 decreased $402,000, or 11.1%, to $3,205,000 from $3,607,000 reported for the three months ended June 30, 2005. Product revenues decreased $893,000, or 25.6%, while service revenues increased by $491,000, an increase to 5.2 times the prior year amount.

Revenues from product shipments in the 2005 quarter included approximately $1,200,000 of network access products sold to an integrator for a government order which did not repeat in the 2006 quarter. In addition, the Company continued to experience declines in sales of network access products to large telecommunications carriers. These reductions were offset in part by sales of multi-service switches which products were acquired on June 30, 2005 and, therefore, were not a component of revenue in the 2005 quarter.

The increase in service revenues in the quarter was due primarily to the acquisition of the multi-service switch product business and its base of service customers. In addition, the Company continues to grow its service business by expanding its offerings as part of a focused strategy to address network monitoring and security.

Revenues for the nine months ended June 30, 2006 increased $477,000, or 4.4%, to $11,311,000 from $10,834,000 reported for the nine months ended June 30, 2005. Revenues from product shipments in the 2006 period were $853,000, or 8.3%, lower than in the 2005 period due primarily to the decrease in product revenues in three months ended June 30, 2006 discussed above. Service revenues increased $1,330,000, to 3.3 times prior revenues also for the same reasons indicated for the quarterly change discussed above.

A decline in demand for the Company’s products began in fiscal 2001 due to economic and industry-wide factors affecting the telecommunications industry, including financial constraints affecting customers and over-capacity in our customers’ markets. The Company anticipates that the current reduced capital spending levels for the Company’s products by its customers will continue to affect sales until there is an overall recovery in the telecommunications market, which, although there is some evidence of improvement, may not change significantly in 2006. Furthermore, even if there is a recovery in the overall telecommunications market, there is no assurance that orders for the Company’s products will increase. Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Margin

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Gross Margin	$1,874	$1,972	$6,639	$6,324
Percentage of Revenues	58.5%	54.7%	58.7%	58.4%

Gross margin, as a percentage of revenues, in the three months ended June 30, 2006 was 58.5% as compared to 54.7% in the three months ended June 30, 2005. Service revenue, which increased in absolute dollars as discussed above and is generally more profitable than the product revenue, added 2.1% to the gross profit percentage change. In addition, there was 1.7% increase in the product gross profit percent. This increase in product gross profit percent resulted from the net effect of the following items: The positive impact of lower component costs of 1.9%, lower inventory obsolescence reserve requirements of 5.4% and other product mix and cost changes with a positive impact of 0.5% offset by the negative impact on product gross margins of 4.9% resulting from the sale in the 2005 quarter of older inventories that had previously been written off based on the Company’s accounting policy for obsolescence which sales did not repeat in the 2006 quarter and higher fixed production costs of 1.2% as a percentage of revenue due to lower revenue levels.

Gross margin, as a percentage of revenues, in the nine months ended June 30, 2006 was 58.7% as compared to 58.4% in the nine months ended June 30, 2005. Higher margined service revenue added 2.5% to the gross profit percentage, while the product gross profit percentage declined 2.2%. This decline resulted primarily from the positive impact on product gross margins in the nine months ended June 30, 2005 resulting from a higher percentage of sales of older inventories that had previously been written off based on the Company’s policy for obsolescence.

In future periods, the Company’s gross margin will vary depending upon a number of factors, including the mix of products sold, the cost of products manufactured at subcontract facilities, the channels of distribution, the price of products sold, discounting practices, price competition, increases in material costs and changes in other components of cost of sales. As and to the extent the Company introduces new products, it is possible that such products may have lower gross profit margins than other established products in higher volume production. Accordingly, gross margin as a percentage of sales may vary.

Selling, General and Administrative

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Selling, general and administrative	$1,493	1,323	4,589	3,658
Percentage of revenues	46.6%	$36.7%	$40.6%	$33.8%

The Company’s selling, general and administrative (“SG&A”) expenses increased to $1,493,000, or 46.6% of revenue in the three months ended June 30, 2006 from $1,323,000, or 36.7% of revenue in the three months ended June 30, 2005. The increase in spending in the quarter of $170,000, or 12.8%, included expenses associated with the June 30, 2005 acquisition of the multi-service switch business, which added $347,000, including payroll and payroll-related costs of seven employees, and the operating expenses of a sales office in France (See Note 9). Other increases in operating expenses amounted to $24,000 offset by a $201,000 reduction in legal expenses due to lower levels and resolutions of outstanding litigation.

For the nine months ended June 30, 2006, SG&A increased to $4,589,000, or 40.6% of revenues, from $3,658,000, or 33.8% of revenues in the nine months ended June 30, 2005. The $931,000, or 25.4% increase in expenses was due to the acquisition of the multi-service switch business which added $822,000 of payroll related costs, related increased travel expenses of $121,000 and other decreases of $12,000.

Research and Product Development

   Three Months Ended June 30,  Nine Months Ended June 30,

(in thousands)	2006	2005	2006	2005

Research and product development	$787	$553	$2,502	$1,633
Percentage of revenues	25.2%	15.3%	22.1%	15.1%

Research and product development (“R&D”) expenses increased to $787,000, or 25.2% of revenue in the three months ended June 30, 2006 as compared to $553,000, or 15.3% of revenue, in the three months ended June 30, 2005, due primarily to increased costs associated with development of new multi-service switching products. A combination of internal engineers and external consultants are actively engaged in developing multi-service switches with advanced technological features. The Company also continues to explore new network access and service products and security applications.

For the same reason, R&D expenses for the nine months ended June 30, 2006 increased to $2,502,000 from $1,633,000 in the comparable prior year period.

Other Income (Expense)

Interest expense decreased to $813,000 and $2,448,000 respectively, in the three and nine months ended June 30, 2006 from $845,000 and $2,586,000, respectively in the three and nine months ended June 30, 2005, due to principal payments made on the Company’s senior debt offset by higher interest rates on Notes Payable to Related Parties and higher variable interest rates on senior and other secured debt.

Other items included in other income (expense) for the three months ended June 30, 2006 include $6,000 in sales of components no longer used, $12,000 received from a tradename license and $3,000 of other items. For the three months ended June 30, 2005, other income (expense) includes $1,989,000 from the recovery of a note receivable (see Note 9), $15,000 in sales of components no longer used, $38,000 received from a tradename license and $8,000 of other items.

Other items included in other income (expense) for the nine months ended June 30, 2006 and 2005 totaled $213,000 and $5,194,000, respectively. The 2006 amount includes $389,000 of loss from extinguishment of debt (see Note 4) offset by $425,000 recovery from lease receivable (see Note 8), $85,000 in sales of components no longer used, $46,000 received from a tradename license and other items totaling $46,000. The 2005 amount includes $4,737,000 from the recovery of a note receivable (see Note 9), $300,000 profit on sale of a 25% minority interest in a Mexican company (see Note 6), $106,000 in sales of components no longer used, $82,000 received from a tradename license , $23,000 received from settlement of litigation and $21,000 of other items, offset by foreign exchange losses of $75,000.

Provision for Income Taxes

The tax provision for the nine months ended June 30, 2005 includes a credit of $369,194 due to the favorable settlement of a foreign income tax claim (see Note 10).

Apart from recording this settlement, no federal income tax provisions or tax benefits were provided in the three and nine months ended June 30, 2006 and 2005 due to the valuation allowance provided against the net change in deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years and other deferred tax assets. The Company has federal tax credit and net operating loss carryforwards of approximately $11.9 million and $214.2 million, respectively, as of September 30, 2005. Income tax provisions for the three and nine months ended June 30, 2006 and 2005 reflect minimum state taxes.

Liquidity and Capital Resources

	June 30,	September 30,
(in thousands)	2006	2005

Cash and cash equivalents	$426	$878
Working capital (deficit)	(40,224)	(37,943)
Total assets	9,710	10,698
Long-term debt, including current portion	29,792	31,194
Total liabilities	46,689	45,440

	Nine Months Ended June 30,
	2006	2005

Net cash provided (used) by:
Operating activities	1,001	$2,166
Investing activities	(75)	3,575
Financing activities	(1,378)	(5,292)

Note: Significant risk factors exist due to the Company’s limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See “Risk Factors” below for further discussion.

Cash Flows

Nine Months Ended June 30, 2006 and 2005

Net cash provided by operating activities totaled $1,001,000 in the nine months ended June 30, 2006. The net loss in the period was $2,696,000. Included in this net loss were non-cash expenses for loss on extinguishment of debt of $389,000 and for depreciation and amortization of $286,000. An increase in accounts receivable due to new sales levels being higher than customers collections resulted in a use of cash of $142,000. Inventories were lower by $623,000 as the Company was able to achieve shipments of on-hand inventories to satisfy new customer orders and generate a source of cash through reduced purchasing. Other sources of cash include interest which accrued on the Company’s debt which increased $1,785,000 and an increase in unpaid vendor liabilities. Other net sources of cash were $125,000.

Net cash provided by operating activities totaled $2,166,000 in the nine months ended June 30, 2005. The net income was $4,269,000. Non-cash items included were expenses for depreciation of $190,000, gains on claim reductions of $258,000, a reduction in the reserve for foreign income taxes of $369,000, an increase in inventory obsolescence reserves of $164,000 and a reduction in the reserve for note receivable of $4,737,000. A reduction in accounts receivable amounted to $250,000. Inventories decreased by $1,048,000 as the Company utilized shipment of on-hand inventories to satisfy orders. Accrued interest on Company debt grew by $1,960,000. Other sources of funds totaled a net amount of $3,000.

For the nine months ended June 30, 2006, cash used by investing activities was $75,000 for the acquisition of equipment.

For the nine months ended June 30, 2005, cash provided by investing activities included the collection of a note receivable of $3,594,000 offset in part by $19,000 of equipment purchases.

Net cash used in financing activities was $1,378,000 for the nine months ended June 30, 2006. Principal payments on the term obligation were $1,742,000 and on notes payable were $189,000. Proceeds from the issuance of notes payable provided $553,000 of cash.

Cash used in financing activities was $5,292,000 for the nine months ended June 30, 2005. Principal payments on the term obligation were $5,405,000 and on notes payable were $101,000 Proceeds from the issuance of notes payable provided $214,000 of cash.

Liquidity

The Company has no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of accrued professional fees (approximately $1.8 million at June 30, 2006) and monthly payments of principal and interest under its senior loan agreement. The Company received an extension of payment terms for the amounts due to its senior secured lenders on February 1, 2006 and from May 1, 2006 to February 28, 2007 and relief from compliance with a financial covenant for the periods ended September 30, 2004 and June 30, 2006 (see Notes 4 and 11). In fiscal 2004 the Company borrowed $1.6 million from related parties in order to meet its current payment obligations, which notes were extended in December 2005 (see Note 4). In February 2006 an additional $250,000 was borrowed from a related party. Furthermore, the Company has other significant future outstanding obligations as shown in the accompanying condensed consolidated balance sheet at June 30, 2006. In order to meet these and other future payments the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

The Company’s failure to make required payments under the senior loan agreement, as amended, would constitute an event of default. In addition, the Company is required to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) on a cumulative quarterly basis in order to avoid an event of default (see Note 4).

Since emerging from bankruptcy, the Company has incurred losses before recoveries on note and lease receivable, reorganization items and income taxes of approximately $8.9 million. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described below in the section titled “Risk Factors”. There can be no assurance that the Company will be able to avoid a default on the senior loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($5.7 million at June 30, 2006) and foreclose on their security interests which, in turn, would result in cross-defaults of other debt instruments and likely would require the Company to again file for bankruptcy protection.

Under the Company’s 2003 plan of reorganization, the Company was to pay all creditors 100% of their allowed claims based on a five year business plan. However, the Company has not met its business plan objectives since emerging from Chapter 11. The ability to meet the objectives of this business plan is directly affected by the factors described below in the “Risk Factors” section. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet its business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. Since the Company has virtually no current ability to borrow additional funds, it cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of its technologies or that would significantly dilute its stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company’s business, financial condition and results of operations.

Since filing for Chapter 11 bankruptcy protection, operations have been funded primarily through cash generated from operations and loans from related parties. Proceeds realized from sales and liquidations of non-core assets were required to be used to pay down the senior secured debt.

At June 30, 2006 the Company’s principal source of liquidity included cash and cash equivalents of $426,000 compared to $878,000 at September 30, 2005. At June 30, 2006, the Company’s working capital was a deficit of approximately $40.2 million, compared to a deficit of approximately $37.9 million at September 30, 2005. Negative working capital reflects the classification of all long-term secured debt as current liabilities due to the uncertainty as to whether the Company will achieve sufficient cash flows from operations to meet its monthly loan payment obligations, and will be able to comply with the EBITDA financial covenant during the quarterly periods during fiscal 2006 and beyond (see Note 4).

The Company has significant unpaid prepetition tax claims (approximately $1.0 million) and professional fees (approximately $1.8 million) at June 30, 2006, a majority of which are expected to be paid in fiscal 2006. In order to meet these and other future payments, the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

As a result of the potential liquidity and cash flow risks described above, the Company’s independent auditors expressed uncertainty about the Company’s ability to continue as a going concern in their opinion on the Company’s fiscal 2005 financial statements.

Management has responded to such risks as part of an ongoing strategy by restructuring the Company’s sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, the Company has obtained $1,850,000 from loans from related parties for replacement of senior indebtedness (see Note 4). The Company also is actively marketing for sale its land and building and pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgements. See Note 2 in Notes to Consolidated Financial Statements in Item 7 in Form 10-KSB/A for the year ended September 30, 2005 as filed with the Securities and Exchange Commission for a summary of the Company’s significant accounting policies.

Revenue Recognition. The Company recognizes a sale when the product is shipped and the following four criteria are met upon shipment: (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies including stock rotation for sales to distributors that stock the Company’s products. Service revenue is recognized either when the service is performed or, in the case of maintenance contracts, on a straight-line basis over the term of the contract.

Warranty Reserves - The Company offers warranties of various lengths to its customers depending on the specific product and the terms of its customer purchase agreements. Standard warranties require the Company to repair or replace defective product returned during the warranty period at no cost to the customer. An estimate for warranty related costs is recorded based on actual historical return rates and repair costs at the time of sale. On an on-going basis, management reviews these estimates against actual expenses and makes adjustments when necessary. While warranty costs have historically been within expectations of the provision established, there is no guarantee that the Company will continue to experience the same warranty return rates or repair costs as in the past. A significant increase in product return rates or the costs to repair our products would have a material adverse impact on the Company’s operating results.

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

Impairment of Assets Transferred under Contractual Obligations. In August 2001, the Company received a note in the amount of $17.0 million as partial consideration for the sale of its Asynchronous Transfer Mode business and retained a security interest in the underlying assets sold. Shortly thereafter, the Company, the purchaser (ACS) and the purchaser’s parent company in Austria (Ahead Communications Systems AG) which had guaranteed payment of the note, all filed for bankruptcy protection, the purchaser defaulted on the note payment and disputes arose relating to the division sale agreements. Accordingly, in fiscal 2001 the Company recorded an impairment charge related to the assets sold. On May 5, 2005 the Company received a $2.7 million recovery on the note and used the proceeds to pay down senior secured debt. On June 30, 2005 final settlement of the note occurred when the assets and business of ACS were transferred to the Company. Net assets received were valued at fair market value.

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

Deferred Tax Assets. The Company has provided a full valuation allowance related to its deferred tax assets. In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company will be required to reduce its valuation allowances, resulting in income tax benefits in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each period.

Impairment of Long-Lived Assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 144. The Company's long-lived assets consist of real estate, property and equipment. At both June 30, 2006 and September 30, 2005, real estate represented the only significant remaining long-lived asset that has not been fully written down for impairment.

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment,” referred to as SFAS 123(R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments, including grants of employee stock options. Under SFAS 123(R), a company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. The provisions of SFAS 123 (R) are required to be applied by the Company as of the beginning of the first annual reporting period that begins after December 15, 2005. As such, the Company is required to adopt the provisions of SFAS 123 (R), at the beginning of the first quarter of fiscal 2007. As a result of adopting SFAS 123 (R), the Company will recognize as compensation expense in its financial statements the unvested portion of options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Accordingly, the adoption of SFAS 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at his time because it will depend on levels of share-based payments granted in the future.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43 Chapter 4”, referred to as SFAS No. 151. SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, freight, handling costs and waste (spoilage). Previously these costs were recognized as current period expenses when they were considered “so abnormal.” SFAS No 151 requires those items be recognized as current period charges regardless of whether they meet the “so abnormal” criteria. In addition, SFAS No. 151 clarifies that fixed overhead allocations to inventory costs be based on normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during 2007 and earlier application is permitted. It is believed that the Company’s current accounting policies closely align to the new rules. Accordingly, the standard will not have a material impact on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have amaterial impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

RISK FACTORS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS “BELIEVES”, “ANTICIPATES”, “PLANS”, “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THIS HEADING.

GDC Limited and Negative Operating History Since Emerging from Bankruptcy. The Company emerged from Bankruptcy on September 15, 2003. The Company had voluntarily filed for protection under Chapter 11 of the US Bankruptcy Code on November 2, 2001, after incurring seven consecutive years of losses and selling three of its four operating divisions in 2001.  Accordingly, an investor in the Company’s common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by a company emerging from Chapter 11 and that operates in rapidly evolving markets such as the telecommunications equipment industry.

Due to the Company’s limited and negative operating history and poor performance since emergence, the Company may not successfully implement any of its strategies or successfully address these risks and uncertainties. As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Limited Financial Resources and Risk of Default. The Company has no current ability to borrow additional funds. It must, therefore, substantially fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of professional fees and payments of principal and interest under its senior loan agreement. Furthermore, the Company has significant outstanding obligations and commitments (approximately $45.2 million at September 30, 2005) (see Item 6 in the Company’s annual report on Form 10-KSB/A for the year ended September 30, 2005 as filed with the Securities and Exchange Commission, in the section on “Liquidity” for additional discussion of this risk factor and the Company’s contractual cash obligations as of September 30, 2005).

The Company’s failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Note 4 to Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB).

Since emerging from bankruptcy, the Company has incurred losses before recoveries on note receivable, reorganization items and income taxes of approximately $8.1 million. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described in this “Risk Factors” section.

There can be no assurance that the Company will be able to avoid an event of default on its senior loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($5.7 million at June 30, 2006) and exercise their security interests which likely would require the Company to again file for bankruptcy protection. An acceleration by the senior secured lenders would also result in a default and acceleration by the debenture holders ($21.9 million outstanding at June 30, 2006). Based on the uncertainty of the Company achieving sufficient cash flows from operations to meet its monthly loan payment obligations and to comply with the EBITDA covenant during the quarterly periods during fiscal 2006 and beyond, the Company’s long-term debt has been classified as current liabilities in the accompanying consolidated balance sheets at both June 30, 2006 and September 30, 2005.

Dependence on Legacy and Recently Introduced Products and New Product Development. The Company’s future results of operations are dependent on market acceptance of existing and future applications for the Company’s current products and new products in development. The majority of sales continue to be provided by the Company’s legacy products, primarily the DSU/CSU, V.34 lines which represented approximately 65% of net sales in fiscal 2005. The Company anticipates that net sales from legacy products will decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

Market acceptance of the Company’s recently introduced and future product lines is dependent on a number of factors, not all of which are in the Company’s control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunication services, market acceptance of multiservice access devices, the availability and price of competing products and technologies, and the success of the Company’s sales and marketing efforts. Failure of the Company’s products to achieve market acceptance would have a material adverse effect on the Company’s business, financial condition and results of operations. Failure to introduce new products in a timely manner in order to replace sales of legacy products could cause customers to purchase products from competitors and have a material adverse effect on the Company’s business, financial condition and results of operations.

New products under development may require additional development work, enhancement and testing or further refinement before the Company can make them commercially available. The Company has in the past experienced delays in the introduction of new products, product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, financial constraints, difficulty in hiring sufficient qualified personnel, and unforeseen technical obstacles, as well as changes in customer requirements. Such delays have deferred the receipt of revenue from the products involved. If the Company’s products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable, and additional warranty and service expenses.

Customer Concentration. Our historical customers have consisted primarily of Regional Bell Operating Companies, long distance service providers, wireless service providers, and resellers who sell to these customers. The market for the services provided by the majority of these service providers has been influenced largely by the passage and interpretation of the Telecommunications Act of 1996 (the “1996 Act”). Service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services.  The ability of service providers to fund such expenditures often depends on their ability to budget or obtain sufficient capital resources.  Over the past several years, resources made available by these customers for capital acquisitions have declined, particularly due to recent negative market conditions in the United States.  If the Company’s current or potential service provider customers cannot successfully raise the necessary funds, or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs may be adversely impacted which could materially adversely affect the Company’s business, financial condition and results of operations.

A small number of customers have historically accounted for a majority of the Company’s sales. Sales to the Company’s top five customers accounted for 55% and 56% of sales in fiscal 2005 and 2004, respectively. There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. GDC expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2006, and possibly beyond. The loss of one or more service provider customers, such as occurred during the past three years through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results. A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

Dependence on Key Personnel. The Company’s future success will depend to a large extent on the continued contributions of its executive officers and key management, sales, and technical personnel. Each of the Company’s executive officers, and key management, sales and technical personnel would be difficult to replace. The Company does not have employment contracts with its key employees. The Company implemented significant cost and staff reductions in recent years, which may make it more difficult to attract and retain key personnel. The loss of the services of one or more of the Company’s executive officers or key personnel, or the inability to attract qualified personnel, could delay product development cycles or otherwise could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence on Key Suppliers and Component Availability. The Company generally relies upon several contract manufacturers to assemble finished and semi-finished goods. The Company’s products use certain components, such as microprocessors, memory chips and pre-formed enclosures that are acquired or available from one or a limited number of sources. Component parts that are incorporated into board assemblies are sourced directly by the Company from suppliers. The Company has generally been able to procure adequate supplies of these components in a timely manner from existing sources.

While most components are standard items, certain application-specific integrated circuit chips used in many of the Company’s products are customized to the Company’s specifications. None of the suppliers of components operate under contract. Additionally, availability of some standard components may be affected by market shortages and allocations. The Company’s inability to obtain a sufficient quantity of components when required, or to develop alternative sources due to lack of availability or degradation of quality, at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially affect the Company’s operating results in any given period. In addition, as referenced above the Company relies heavily on outsourcing subcontractors for production. The inability of such subcontractors to deliver products in a timely fashion or in accordance with the Company’s quality standards could materially adversely affect the Company’s operating results and business.

The Company uses internal forecasts to manage its general finished goods and components requirements. Lead times for materials and components may vary significantly, and depend on factors such as specific supplier performance, contract terms, and general market demand for components. If orders vary from forecasts, the Company may experience excess or inadequate inventory of certain materials and components, and suppliers may demand longer lead times and higher prices. From time to time, the Company has experienced shortages and allocations of certain components, resulting in delays in fulfillment of customer orders. Such shortages and allocations may occur in the future, and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Fluctuations in Quarterly Operating Results. The Company’s sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company’s quarter-to-quarter sales and operating results. As a small number of customers have historically accounted for a majority of the Company’s sales, order volatility by any of these major customers has had and may have an impact on the Company in the prior, current and future fiscal years.

Most of the Company’s sales require short delivery times. The Company’s ability to affect and judge the timing of individual customer orders is limited. Large fluctuations in sales from quarter-to-quarter could be due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company’s sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment or service deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

Delays or lost sales can be caused by other factors beyond the Company’s control, including late deliveries by the third party subcontractors the Company is using to outsource its manufacturing operations and by vendors of components used in a customer’s products, slower than anticipated growth in demand for the Company’s products for specific projects or delays in implementation of projects by customers and delays in obtaining regulatory approvals for new services and products. Delays and lost sales have occurred in the past and may occur in the future. The Company believes that sales in the past have been adversely impacted by merger and restructuring activities by some of its top customers. These and similar delays or lost sales could materially adversely affect the Company’s business, financial condition and results of operations. See “Customer Concentration” and “Dependence on Key Suppliers and Component Availability”.

The Company’s backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for that quarter. To achieve its sales objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. Furthermore, the Company’s agreements with certain of its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes, typically up to 30 days prior to the scheduled shipment date, without significant penalty. Some of the Company’s customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels could lead to reductions in purchases from the Company in certain periods. These reductions, in turn, could cause fluctuations in the Company’s operating results and could have an adverse effect on the Company’s business, financial condition and results of operations in the periods in which the inventory is reduced.

Operating results may also fluctuate due to a variety of factors, including market acceptance of the Company’s new lines of products, delays in new product introductions by the Company, market acceptance of new products and feature enhancements introduced by the Company, changes in the mix of products and or customers, the gain or loss of a significant customer, competitive price pressures, changes in expenses related to operations, research and development and marketing associated with existing and new products, and the general condition of the economy.

All of the above factors are difficult for the Company to forecast, and these or other factors can materially and adversely affect the Company’s business, financial condition and results of operations for one quarter or a series of quarters. The Company’s expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a certain extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company’s expectations or any material delay of customer orders could have a material adverse effect on the Company’s business, financial condition, and results of operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, the Company has had, and in some future quarter may have operating results below the expectations of public market analysts and investors. In such event, the price of the Company’s common stock would likely be materially and adversely affected. See “Potential Volatility of Stock Price”.

Competition. The markets for telecommunications network access and multi-service equipment addressed by the Company’s products can be characterized as highly competitive, with intensive equipment price pressure. These markets are subject to rapid technological change, wide-ranging regulatory requirements, the entrance of low cost manufacturers and the presence of formidable competitors that have greater name recognition and financial resources. Certain technology such as the V.34 and DSU/CSU portion of the SpectraComm and InnovX lines are not considered new and the market has experienced decline in recent years.

Industry consolidation could lead to competition with fewer, but stronger competitors. In addition, advanced termination products are emerging, which represent both new market opportunities, as well as a threat to the Company’s current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco, Lucent Technologies, Inc. and Nortel Networks, into other equipment such as routers and switches. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company’s products and planned products, the Company’s business, financial condition and results of operations could be materially adversely affected. Many of the Company’s current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company’s competitors have long-established relationships with network service providers. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company’s products. The Company’s success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The Company may need to supplement its internal expertise and resources with specialized expertise or intellectual property from third parties to develop new products.

Furthermore, the communications industry is characterized by the need to design products that meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delays due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products, or that any such products will be responsive to technological changes or will gain market acceptance. The Company’s business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays in developing and introducing such new products or enhancements. See “Dependence on Legacy and Recently Introduced Products and New Product Development”.

Compliance with Regulations and Evolving Industry Standards. The market for the Company’s products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States, the Company’s products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research and certain new products introduced, for example in the SpectraComm line, will need to be NEBS Certified. As standards continue to evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company’s products to comply, or delays in compliance, with the various existing and evolving industry standards, could delay introduction of the Company’s products, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

GDC May Require Additional Funding to Sustain Operations. The Company emerged from Chapter 11 bankruptcy on September 15, 2003. Under the plan of reorganization, the Company was to pay all creditors 100% of their allowed claims based upon a five year business plan. However, the company has not met its business plan objectives since emerging from Chapter 11. The ability to meet the objectives of this business plan is directly affected by the factors described in this “Risk Factors” section. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet our business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. The Company cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Associated with Entry into International Markets. The Company has had limited direct sales to customers outside of North America since 2001. The Company has little recent experience in international markets with the exception of a few direct customers and resellers/integrators and sales into Western Europe through the former Ahead Communications Systems’ subsidiary in France (now General DataComm SARL), which was acquired by the Company on June 30, 2005. The Company intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulty in supporting foreign customers, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company’s sales and results of operations may also be directly affected by fluctuation in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephone. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States, could delay or preclude the Company’s marketing and sales efforts in such countries, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risk of Third Party Claims of Infringement. The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the related patent is issued and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, could relate to the Company’s products. Software comprises a substantial portion of the technology in the Company’s products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future.

The Company may receive communications from third parties asserting that the Company’s products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company’s business, financial condition, and results of operations could be materially adversely affected.

Limited Protection of Intellectual Property. The Company relies upon a combination of patent, trade secret, copyright, and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S. and Canadian patents with respect to certain products. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company’s patents or that a court having jurisdiction over a dispute involving such patents would hold the Company’s patents valid, enforceable and infringed. The Company also typically enters into confidentiality and invention assignment agreements with its employees and independent contractors, and non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company’s technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company’s business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company’s products are or may be developed, manufactured or sold may not protect the Company’s products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company’s technology and products more likely.

Potential Volatility of Stock Price. The trading price of the Company’s common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, general conditions in the telecommunication network access and equipment industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. Company-specific factors or broad market fluctuations may materially adversely affect the market price of the Company’s common stock. The Company has experienced significant fluctuations in its stock price and share trading volume in the past and may continue to do so.

The Company is Controlled by a Small Number of Stockholders and Certain Creditors. Mr. Howard Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 70% of the Company’s outstanding shares of Class B stock and has stock options and warrants that would allow him to acquire approximately 54% of the Company’s common stock. Furthermore, Mr. Modlin is also trustee for the benefit of the children of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 12% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors. The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which was designated by the Creditors Committee (and thereafter may be designated by the Trustee). The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full. In addition, until the Company’s primary secured loan obligations are paid in full, the primary secured lender, Ableco Finance LLC (“Ableco”) is entitled to designate three directors and, upon default in its loan, its affiliate shall have the right under the two warrants it holds, to (i) acquire from 5% (currently 5%) to 51% of the outstanding Common Stock depending on the amount of the outstanding secured debt at such time, and (ii) acquire 10% of the outstanding Common Stock on a diluted basis. If Ableco’s loan is not repaid in full by September 15, 2006, the Trustee may designate two more directors, and in the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Trustee shall be entitled to select a majority of the Board of Directors. Accordingly, in absence of a default under Ableco’s loan, or a payment default under the Debenture, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock, Ableco and the Trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company. This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Company’s common stock, thereby making it less likely that a stockholder will receive a premium in any sales of shares. To date, the holders of the 9% Preferred Stock and Ableco have not designated any directors.

ITEM 3. CONTROLS AND PROCEDURES

For the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective to ensure the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period covered by this quarterly report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 “Subsequent Events”, the section on “Notice of Court Ruling”, included in Part I of this Form 10-QSB included in the Notes to Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000. Such dividend arrearages total $10,563,696.00 as of June 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

See Note 11 “Subsequent Events”, included in the Notes to Condensed Consolidated Financial Statements included in Part I of the Form 10-QSB, concerning the “Notice of Court Ruling” and “Amendment to Loan Agreement”.

ITEM 6. EXHIBITS

(a) Exhibits Index:

Exhibit Number	Description of Exhibit

10.1	Seventh Amendment to Loan and Security Agreement dated as of August 20, 2002 between General DataComm Industries, Inc., et al, and ABLECO Finance LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DATACOMM INDUSTRIES INC.

Date: August 14, 2006	By:	/s/ / William G. Henry
William G. Henry Vice President, Finance and Administration Chief Financial Officer