Form 10KSB
period 2006-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 2007-01-16
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________to ____________

Commission File number 1-8086

GENERAL DATACOMM INDUSTRIES, INC.
  (Name of small business issuer in its charter)

Delaware	06-0853856
(State or other jurisdiction of incorporated organization)	(I.R.S. Employer Identification Number)

6 Rubber Avenue, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (203)-729-0271
__________________________

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
YES ☒     NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. $14,104,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price of such shares as quoted on the Pink Sheets on December 8, 2006: $1,598,350. Shares of the registrant’s voting common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES ☒    NO ☐

(Applicable only to Corporate Registrants)

State the number of shares outstanding of each of the issuer’s classes of common equity outstanding as of December 8, 2006:
3,468,141 Shares of Common Stock
653,947 Shares of Class B Stock

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format: Yes_____; No__X___

GENERAL DATACOMM INDUSTRIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

SIGNATURES

Subsidiaries of the Registrant

Consent of Independent Registered Public Accounting Firm

Certification of Chief Executive Officer

Certification of Chief Financial Officer

Certification of CEO and CFO

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General DataComm Industries, Inc. was incorporated in 1969 under the laws of the State of Delaware. Unless the context otherwise requires, the terms “General DataComm”, “Company” and “GDC” as used here and in the following pages mean General DataComm Industries, Inc. and its subsidiaries. In addition, in the following business discussion “ATM” refers to Asynchronous Transfer Mode cell switching technology, “LAN” refers to Local Area Network, “WAN” refers to Wide Area Network, and “IP” refers to Internet Protocol Technology.

On November 2, 2001, General DataComm Industries, Inc. and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

On April 29, 2003 the Amended Joint Plan of Reorganization (the “Plan”) was filed with the Bankruptcy Court. The Plan set forth the proposed reorganization of the Debtors’ assets and distribution of recoveries to their creditors and equity security holders. On August 5, 2003, the Debtors’ Plan was confirmed by the Bankruptcy Court and the Plan thereafter became effective on September 15, 2003.

Reference is made to Note 1 to the Notes to Consolidated Financial Statements presented in Item 7 of this Form 10-KSB, and to “Risk Factors” presented below.

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

The Company’s products and services are marketed worldwide through a combination of direct sales and distribution channels. The Company sells its products, services and solutions through its own sales organizations to common carriers (telephone and cable companies), as well as corporations and governments, system integrators, local distributors, and value-added resellers. International sales represented approximately 29% of the total Company revenues in fiscal 2006 as compared to 35% in fiscal 2005.

The Company’s user base includes: local exchange carriers, including Qwest, Bell Canada, Verizon and SBC; inter-exchange carriers including MCI; corporate end users; and government entities including the Commonwealth of Kentucky and the U.K. Ministry of Defense. Multinational distributors deliver General DataComm products to markets in China, Chile, Italy, Mexico, Russia, and Saudi Arabia.

The Company’s executive offices are located at 6 Rubber Avenue, Naugatuck, Connecticut, 06770, and its telephone number is (203) 729-0271.

The Company leverages the sales resources of distributors, value-added resellers, integrators and telecommunication provider channels in an effort to achieve greater sales coverage both domestically and internationally. The Network Access products produced by the Company for the most part have an inherently short selling cycle. However, the Company estimates that it takes approximately six to eighteen months to get these products approved for use in the central offices of telephone companies. Configured system products, such as multi-service switches and multiplexers, have a longer sales cycle and require a greater level of ongoing customer support.

GDC continues to shift its priorities in the overall access and multiservice switching markets. These priorities are governed by the accelerated growth of Internet-based services, packet-based (IP) voice and data services, including VoIP, WiFi and ADSL2+ deployment, all of which require increased attention to network management, performance, quality and network security.

Principal Products and Services

GDC is focused on products it believes to be targeted at market growth areas. Specifically, GDC’s switching, routing and Ethernet extension solutions, networking products including integrated access systems for digital and analog transport, multiplexers and multi-service switches for network consolidation, constitute the major product elements serving to meet emerging market requirements. The Company does this by delivering products to target specific applications to provide solutions that are intended to be superior in price and performance to the competition.

These product solutions are offered across are three distinct focused market segments: Carrier, Enterprise and Government.

SpectraComm: The SpectraComm product line consists of products that are NEBS Level 3 Certified for deployment in mission critical applications in telephone company central offices and government applications.

InnovX and InnovX SurePath: These InnovX products are targeted for use in Enterprise applications. This cost-effective family of products offers security, and high-quality features typically found only in carrier products, to address large Enterprise and non-NEBS environments.

DSLware: The DSLware product line applies to both carrier and enterprise applications where the latest advances in ADSL2/2+, WiFi and VoIP are required.

Multiplexers: GDC’s multiplexer products have been long known for their reliability and flexibility. They are deployed in large Enterprise and government networks worldwide.

Multiservice Switches: The Multiservice switching family known as “Xedge”, manage multiple applications over various transport technologies and are installed in enterprise networks for mission critical applications.

Network Services: GDC provides a full range of Network Services from total out-sourced services to network monitoring, on site maintenance, and network security evaluations, to assist customers in managing their networks.

Security Services: GDC Professional Network Services has launched a program to provide managed security services for customers.

Product Suites

SpectraComm Family

General DataComm’s SpectraComm family of NEBS Level 3 modems, CSU/DSUs and LAN products support a wide range of applications. These include T3 broadband applications including M13, T1/FT1, E1/FE1 wide-band applications, 2.4 kbps - 64 kbps DDS (Digital Data Service) narrow-band applications, switched or private line analog applications and Local Area Network applications (Ethernet Extension and Ethernet switching). The flexible, expandable design of the SpectraComm system accommodates network growth, spanning from a single card enclosure to a robust 16-slot shelf system. This modularity maximizes the use of network facilities and helps to reduce network management complexity. The SpectraComm Manager provides SNMP Management for an entire shelf and is compliant with the Industry Standard H.P Open View. GDC’s SpectraComm devices provide unmatched packaging flexibility meaning that any of the SpectraComm devices (from 202 to V34 to T1 to T3 to IP) will fit, and are interchangeable between the various enclosures platforms. This interchangeability allows flexible inventories, lower sparing and easier deployment, resulting in overall lower costs.

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

Specifically, the NEBS criteria are intended to:

•	Ensure equipment compatibility with telephone industry standards
•	Simplify equipment planning and installation
•	Guard against service outages
•	Prevent interference to close proximity telecommunications equipment
•	Minimize the risk of fire spread
•	Ensure equipment operation under stressful environmental conditions
•	Protect personnel from injury - surge, shock and toxicity

Telcordia has grouped NEBS criteria into three functional groups or levels, with Level 3 being the most stringent. Anything less than Level 3 certification can restrict deployment in certain carrier environment applications. By meeting NEBS Level 3 requirements, GDC products can be deployed in all interior carrier environments. The NEBS Level 3 certification of GDC’s SpectraComm products is a key requirement for our Carrier and Service Provider customers. SpectraComm CSU/DSUs, Modems, LAN Extension and Ethernet switching devices function in their mission critical internal network infrastructures and central office applications, providing secure, remote network management, SS7 Signal Transport, Cell Site to CO access, and CPE provisioning.

InnovX Family

GDC has developed and introduced the InnovX family of products for use in Enterprise applications. GDC’s InnovX family of products deliver high quality, security and flexible features typically found only in carrier products, for use in Enterprise and non-NEBS environments at competitive prices. In most cases, InnovX uses common blades for installation in enclosures ranging from a single-blade standalone to a high-density, 16 - blade rack-mount enclosure. This flexible approach simplifies network deployment and reduces costs associated with network maintenance and sparing. GDC’s InnovX family of products support Enterprise access applications from low speed to T1, T3, and IP and all are controlled by View Manager and View Soft network management products.

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

InnovX FastSwitch: Scalable and Secure Ethernet Switches are designed for applications where high quality, high-reliability, security, and low-cost are needed. InnovX FastSwitch is scalable and expands in 9- or 18- port increments. The product reduces collisions and eases congestion problems on existing shared-hub networks. InnovX FastSwitch devices can be monitored and managed using standard protocols including HP OpenView, Telnet, SNMP and HTTP. It also features GDC IronGate Security, which provides port-by-port MAC address filtering. For additional security during periods of heightened alert, SNMP and web access may be disabled.

InnovX SurePath: Wide Area Network Transport Network (WAN) devices that support T1/FT1, DDS, T3 and high-density secure V.34 dial applications. The InnovX line of products is to be marketed solely through Value Added Resellers, System Integrators and through the Government Services Administration to government agencies.

DSLware: GDC’s DSLware family of products support the most recent advances in ADSL2/2+ technology and allow Carriers to support LAN-based applications and Internet connectivity at greater distances and speeds.

DSLware products are equipped with router functionality and, depending on model, can support different port densities and types based on application requirements. In addition models are provided that include both the convenience of WiFi connectivity and integrated VoIP (SIP) interfaces.

GDC’s DSLware products targeted for use in the consumer marketplace are equipped with both an Ethernet and USB port. DSLware products for use in the business environment are equipped with an integrated 4-port 10/100 Ethernet switch, and an RS-232-port. Both models are available in basic wire-line versions or can be equipped to support 802.11 b/g WiFi and/or 2 on-board VoIP-SIP-ports via standard RJ-45 jacks.

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

Multiservice Switches - Xedge6000

GDC’s flagship Xedge6000 family of multiservice switches manages the simultaneous transport of multiple applications including data, voice and video, over various technologies such as TDM, Frame Relay, ATM, and IP. GDC Systems has focused on ATM technology as it provided the most reliable method to support the varying traffic types, with appropriate QoS, timing, traffic shaping and service inter-working. As market forces have shifted to the rise of IP MPLS backbone WAN technology GDC Systems can now accommodate multiservice applications over an IP/MPLS network.

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

Network Services

General DataComm has field-proven experience in the successful design, deployment, monitoring and security testing and maintenance and support of voice and data networking equipment. Flexible and responsive to customer specific needs, General DataComm provides nation-wide complete outsourced services, installation, maintenance and product repair services for the complete line of network access products along with services such as project management, training, coordination, staging and network testing. GDC offers a range of guaranteed maintenance response plans: two- four- or eight-hour and next day on-site service. Unlike most industry-offered training programs, which deliver off-the-shelf, packaged courses, GDC creates a custom training solution to fit a customer’s specific needs in terms of course content and duration. GDC’s Factory Direct repair facility provides product and warranty repair at our repair center in Naugatuck, Connecticut.

Security Services

GDC Professional Network Services has launched a program to provide managed security services for customers. It is estimated that enterprise level customers will spend billions of dollars to acquire network security products ranging from Firewalls to Intrusion Prevention devices. GDC will select “best-of-breed” products and market them to our customer base. The first product re-sale agreement has been completed and training and certification of GDC personnel is underway. In addition to selling products, GDC will be in a position to manage various network elements through an existing Network Operations Center (NOC). This will give GDC two new revenue streams: a product purchase arrangement and a recurring revenue stream from providing management services.

Sales and Marketing

Effectively employing networking technology has become a key factor in developing a successful business. Communications networks have emerged as valuable assets that generate revenue and provide competitive advantage. General DataComm over the past 37 years has helped many of the world’s largest enterprises harness the power of networking. Electronic channels of commerce have been established, and reliable public and private communication links are essential to any organization’s survival. GDC’s full range of products and services can support this growing network challenge. The Company’s products are sold worldwide via a dedicated domestic sales force and through a domestic and international distributor network, augmented by original equipment manufacturers (OEM’s), value-added resellers, system integrators and alternate service providers.

GDC’s customer base includes: local exchange carriers, including incumbents such as Verizon, SBC, Qwest and Bell Canada; interexchange carriers, including MCI, and government entities including state, local and foreign governments. GDC had three customer, Bell Canada, GlobeComm Systems and BNSF which individually accounted for 10 % of revenue in fiscal 2006.

Research and Development

The Company focuses its development efforts on providing enhanced functionality to its existing products, and the development of additional software-based features and functionality. Extensive product development input is obtained directly from customers and extensive monitoring of end-user needs as well as changes in the marketplace. The Company’s current product development focus has been on developing IP and Ethernet access solutions and completing new products and enhancements to existing products. Company management believes that our success will depend, in part, on our ability to develop and introduce in a timely fashion new products and enhancements to our existing product lines. GDC has in the past made, and intends to continue making, significant investments in product and technological development. Research and product development activities are performed at the Company’s facility in Naugatuck, Connecticut.

The Company’s inability to develop new products or enhancements to existing products on a timely basis, or the failure of these new products or enhancements to achieve market acceptance, could have a material adverse effect on the Company’s business.

GDC’s expenditures for research and development activities amounted to $3.2 million and $2.5 million, for fiscal 2006 and 2005, respectively.

Manufacturing

GDC’s manufacturing operations consist of materials planning and procurement, final assembly, product assurance testing, quality control, and packaging and shipping. GDC currently uses several independent manufacturers to provide certain printed circuit boards, chassis and subassemblies. The Company believes that the efficiency of our manufacturing process to date is largely due to our product architecture and our commitment to manufacturing process design. GDC has spent significant engineering resources producing customized software to assure consistent high product quality. Products are tested after the assembly process using internally developed automated product assurance testing procedures.

The Company’s products use certain components, such as microprocessors, memory chips and pre-formed enclosures that are acquired or available from one or a limited number of sources. The Company has generally been able to procure adequate supplies of these components in a timely manner from existing sources. While most components are standard items, certain application-specific integrated circuit chips used in many of the Company’s products are customized to the Company’s specifications. None of the suppliers of components operate under contract. Additionally, availability of some standard components may be affected by market shortages and allocations. The Company’s inability to obtain a sufficient quantity of components when required or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially affect the Company’s operating results in any given period. In addition, as referenced above, the Company relies heavily on outsourcing subcontractors for production. The inability of such subcontractors to deliver products in a timely fashion or in accordance with the Company’s quality standards could materially affect the Company’s operating results and business.

GDC’s Naugatuck facility continued to be ISO 9001 certified during fiscal 2006.

Backlog

The Company’s order backlog, while one of several useful financial statistics, is, however, a limited indicator of the Company’s future revenues. Because of normally short delivery requirements, the Company’s sales in each quarter primarily depend upon orders received and shipped in that same quarter.

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

Competition

The telecommunications and networking industry is intensely competitive. Each competitor offers its own solution and all are formidable competitors. Many of the Company’s current and prospective competitors including ADC, Cisco, Adtran, Verso, Zhone, Network Equipment Technologies and Alcatel, have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources. There can be no assurance that we will be able to maintain or grow our market share of multi-service access and other products.

Patents and Related Rights

The Company presently owns approximately 61 domestic patents and has no additional applications pending. All of these patents and applications have also been filed in Canada; most also have been filed in various other foreign countries. Many of those filed outside the United States have been allowed while the remainder are pending. The Company believes that certain features relating to its equipment for which it has obtained patents, or for which patent applications have been filed, are important to its business, but does not believe that its success is dependent upon its ability to obtain and defend such patents. Because of the extensive patent coverage in the data communications industry and the rapid issuance of new patents, certain equipment of the Company may involve infringement of existing patents not known to the Company. See the “Risk Factors” section below and the caption titled “Limited Protection of Intellectual Property” included therein.

Employees

At December 15, 2006, the Company employed 91 persons, of whom 22 were research and development positions, 16 were manufacturing positions, 32 were sales and marketing positions, 9 were service support positions and 12 were general management and support positions, including information technology, accounting, human resources, facilities maintenance and other miscellaneous functions. No Company employees are covered by collective bargaining agreements. The Company has never experienced a work stoppage. Many employees are highly skilled, and the Company’s success depends in part upon its ability to attract and retain such employees. Due to the Company’s history of financial difficulties, the Company’s employee benefit programs are likely not to be equivalent to those offered by our competitors. While to date management does not believe this to have resulted in significant difficulties in hiring and retaining skilled personnel, this may not be the case in the future.

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

     GDC’s Limited and Negative Operating History Since Emerging from Bankruptcy. The Company emerged from Bankruptcy on September 15, 2003. The Company had voluntarily filed for protection under Chapter 11 of the US Bankruptcy Code on November 2, 2001, after incurring seven consecutive years of losses and selling three of its four operating divisions in 2001.  Accordingly, an investor in the Company’s common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by a company emerging from Chapter 11 and that operates in rapidly evolving markets such as the telecommunications equipment industry.

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

     Limited Financial Resources and Risk of Default. The Company has no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including past-due payments of professional fees and monthly payments of principal and interest under its loan agreement. Furthermore, the Company has significant outstanding obligations and commitments approximating $35.6 million (see Item 6 of this Form 10-KSB, in the section on “Liquidity” for additional discussion of this Risk Factor and the Company’s contractual cash obligations as of September 30, 2006).

The Company’s failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to meet a financial covenant to avoid an event of default (see Notes 1 and 3 to Notes to Consolidated Financial Statements included in Item 7 of this Form 10-KSB). At September 30, 2004 and June 30, 2006 it was necessary for the Company to obtain a waiver of compliance with such covenant in order to avoid a default as the Company did not meet the financial covenant requirement.

Since emerging from bankruptcy, the Company has incurred operating losses of approximately $900,000 and interest expense, including unpaid interest on Debentures, of approximately $10.2 million. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described in this “Risk Factors” section.

There can be no assurance that the Company will be able to avoid a default on its senior secured loan agreement. If there is such a default, such lenders may accelerate payment of the outstanding debt ($5.1 million at September 30, 2006) and foreclose on their security interests which likely would require the Company to again file for bankruptcy protection. In addition, at September 30, 2006, the Company’s loan agreement provides the lenders with warrants to purchase 10% of the Company’s common stock at $.01 per share and to purchase an additional 10% of the Company’s common stock at $.01 per share in the event of default. Both such warrants and any common stock issued thereunder will be cancelled if the senior lender’s outstanding debt is fully paid by December 31, 2007.

     Dependence on Legacy and Recently Introduced Products and New Product Development. The Company’s future results of operations are dependent on market acceptance of existing and future applications for the Company’s current products and new products in development. The majority of sales continue to be provided by the Company’s legacy products, primarily our DSU/CSU, V.34 lines which represented approximately 44% of net sales in fiscal 2006. The Company anticipates that net sales from legacy products will decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

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

A small number of customers have historically accounted for a majority of the Company’s sales (see Item 1. Business - Sales and Marketing). Sales to the Company’s top five customers accounted for 45% and 55% of sales in fiscal 2006 and 2005. There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. GDC expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2007, and possibly beyond. The loss of one or more of our service provider customers, such as occurred during the past three years through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results. A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

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

     Competition. The market for telecommunications network access equipment addressed by the Company’s products can be characterized as highly competitive, with intensive equipment price pressure. This market is subject to rapid technological change, wide-ranging regulatory requirements, the entrance of low cost manufacturers and the presence of formidable competitors that have greater name recognition and financial resources. Certain technology such as the V.34 and DSU/CSU portion of the SpectraComm and InnovX lines are not considered new and the market has experienced decline in recent years.

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

     GDC May Require Additional Funding to Sustain Operations. The Company emerged from Chapter 11 bankruptcy on September 15, 2003. Under the plan of reorganization, the Company was to pay all creditors 100% of their allowed claims based upon a five year business plan. However, the Company has not met its business plan objectives since emerging from Chapter 11. The ability to meet the objectives of this business plan is directly affected by the factors described in this section “Risk Factors”. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. The Company cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company’s business, financial condition and results of operations.

  Risks Associated With Entry into International Markets. The Company has had limited direct sales to customers outside of North America since 2001. The Company has little recent experience in international markets with the exception of a few direct customers and resellers/integrators and sales into Western Europe through Ahead Communications Systems’ subsidiary in France, which was acquired by the Company on June 30, 2005. The Company intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in supporting foreign customers, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company’s sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company’s marketing and sales efforts in such countries, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company is Controlled by a Small Number of Stockholders and Certain Creditors. In particular, Mr. Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 70% of the Company’s outstanding shares of Class B stock and has stock options and warrants that would allow him to acquire approximately 54% of the Company’s common stock. Furthermore, Mr. Modlin is also trustee for the benefit of the children of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 12% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors. The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which was designated by the Creditors Committee (and thereafter may be designated by the Trustee). The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full. In addition, until the Company’s primary secured loan obligations are paid in full, the primary secured lender, Ableco Finance LLC (“Ableco”) is entitled to designate three directors and, upon default in its loan, its affiliate shall have the right under the two warrants it holds, to (i) acquire up to 10% of the outstanding common stock depending on the amount of the outstanding secured debt at such time, and (ii) acquire 10% of the outstanding common stock on a diluted basis. Since Ableco’s loan was not repaid in full by September 15, 2006, the Trustee may designate two more directors, and if Ableco’s loans and replacement debt there for are not repaid in full, in the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Trustee shall be entitled to select a majority of the Board of Directors. Accordingly, in the absence of a default under Ableco’s loan, or a payment default under the Debentures, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock, Ableco and the Trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company.  This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s common stock, thereby making it less likely that a stockholder will receive a premium in any sale of shares. To date, the holders of the 9% Preferred Stock and Ableco have not designated any directors.

ITEM 2. DESCRIPTION OF PROPERTY

The principal facilities of the Company are as follows:

Naugatuck, Connecticut —
executive offices and operations, a 360,000 square foot facility owned by the Company (approximately 60% is vacant). The Company is currently actively trying to sell or lease this property. If such sale were to occur, the Company would intend to lease appropriate facilities in the same geographical area.

ITEM 3. LEGAL PROCEEDINGS

Reference is made to Item 1 of this Form 10-KSB, Description of Business and Note 1 to Notes to Consolidated Financial Statements on the Company’s Plan of Reorganization which became effective September 15, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on The Pink Sheets under the symbol “GNRD”. The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated:

Fiscal 2006	High	Low

First Quarter	$.60	$.30
Second Quarter	.38	.22
Third Quarter	.23	.16
Fourth Quarter	.20	.16

Fiscal 2005	High	Low

First Quarter	$ .62	$ .18
Second Quarter	.90	.33
Third Quarter	.78	.36
Fourth Quarter	.75	.45

As of December 2, 2006, the Company had approximately 442 common stockholders of record. The closing sales price of the Company’s common stock on December 29, 2006 was $.08 per share.

Except for shares purchased by employees pursuant to stock options, no shares of Common Stock or Class B Stock were sold for cash during the three year period ending September 30, 2006.

Reference is made to Note 3 in the Notes to Consolidated Financial Statements included in Item 7 of this Form 10-KSB for description of warrants issued that were associated with loans from related parties and for description of Debentures issued to creditors in satisfaction of their unsecured claims in the Company’s Chapter 11 proceedings.

Reference is also made to Notes 9 and 16 in the Notes to Consolidated Financial Statements for description of awards, grants and options issued pursuant to the 2003 and 2005 Stock and Bonus Plans.

No securities were repurchased by the Company during its fiscal years ended September 30, 2006 and 2005.

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

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS “BELIEVES”, “ANTICIPATES”, “PLANS”, “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE HEADING “RISK FACTORS” IN ITEM 1 TO THIS FORM 10-KSB. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS OR REASONS WHY ACTUAL RESULTS MAY DIFFER.

Background

As of September 30, 2006, the most recent fiscal year end, the Company had an accumulated deficit from net losses totaling $235.2 million. In 2001, after implementing a number of restructuring and cost reduction programs in an attempt to better align operating cost structure with revenues, three of the Company’s four business units were sold. However, due to the impact of a general economic downturn and a decline in the telecommunication industry in particular, and to defaults in payments by the purchasers of the three business units, the Company did not realize sufficient proceeds from the sales to satisfy its secured debt obligations. As a result of its inability to meet its debt obligations, on November 2, 2001 General DataComm Industries Inc. and its domestic subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

Pursuant to a reorganization plan approved by the Bankruptcy Court, the Company emerged from bankruptcy on September 15, 2003.

The Company has consolidated its operations into its owned facility in Naugatuck, Connecticut and downsized its staff and operating assets to more properly reflect its reduced operating requirements and as of December 15, 2006 has 91 employees including former employees of Ahead Communications Systems, Inc. (“ACS”) who accepted employment with the Company when the assets were transferred to the Company on June 30, 2005 (see Note 13 in the Notes to Consolidated Financial Statements included in Item 7 in this Form 10-KSB).

All references to “Notes” in the following discussion of “Results of Operations” and “Liquidity and Capital Resources” are to the “Notes to Consolidated Financial Statements” included in Item 7 in this Form 10-KSB.

Results of Operations - Fiscal Year Ended September 30, 2006

The Company’s revenues were $14.1 million in fiscal 2006, slightly down from $14.4 million in fiscal 2005, and the Company is operating on internally generated cash flows supplemented with loans from related parties. There is no commitment from any related parties to provide loans in the future. No additional loan proceeds are available under the Company’s senior loan agreement and the lenders have a first security interest in all assets of the Company which substantially limits any ability to attract new financings without the approval of the lenders or without replacing the entire existing loan agreement. Furthermore, the Company is required to make monthly payments of principal and interest to its senior secured lenders.

The Company has over the recent years demonstrated the ability to introduce new products and services, re-establish customer relationships and introduce manufacturing cost efficiencies. However, the ability of the Company to generate sufficient operating cash flow is dependent on achieving satisfactory revenue levels, customer collections, new product and product feature development, ability to operate with minimal investment in capital equipment and software and other significant risks. Reference is made to Item 1, “Risk Factors” and the “Liquidity” section below in this Form 10-KSB for further discussion of these items.

The Company’s net revenues in recent years were derived primarily from the sale of network access and wide area network equipment. The majority of the sales (approximately 44% in fiscal 2006) were provided by the Company’s legacy products, primarily analog and digital data sets. The Company anticipates that net sales from legacy products will decline over the next several years while sales of new products will increase over the same period with significant fluctuations possible and without assurance that sales of new products will increase over the same period.

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

The Company’s results from operations have fluctuated significantly from period-to-period in the past and this may continue in the future. As a result, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

Revenues

	Year Ended September 30,

(in thousands)	2006	2005

Product	$11,554	$13,287
Service	2,550	1,142
Total Revenues	$14,104	$14,429

Revenues for the fiscal year ended September 30, 2006 decreased $325,000, or 2.3%, to $14,104,000 from $14,429,000 reported for the fiscal year ended September 30, 2005. Product revenues decreased $1,733,000, or 13%, while service revenues increased by $1,408,000, more than double the prior year.

The Company continued to experience declines in sales of network access products to large telecommunication carriers. Such declines were approximately $3,200,000 for the 2006 fiscal year. These reductions were offset in part by an increase of approximately $1,300,000 in sales of multi-service switches which product lines were acquired on June 30, 2005 and, therefore, were not a component of revenue for the first nine months of fiscal 2005.

The increase in service revenues in the year was due primarily to the acquisitions of the multi-service switch product business and its base of service customers. In addition, the Company continues to grow its service business by expanding its offerings as part of a focused strategy to address network monitoring and security.

A decline in demand for the Company’s products began in fiscal 2001 due to economic and industry-wide factors affecting the telecommunications industry, including financial constraints affecting customers and over-capacity in customers’ markets. The Company anticipates that the current reduced capital spending levels for the Company’s products by its customers will continue to offset sales until there is an overall recovery in the telecommunications market, which, although there is some evidence of improvement, may not change significantly in 2007. Furthermore, even if there is a recovery in the overall telecommunications market, there is no assurance that orders for the Company’s products will increase. Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

The Company’s business is characterized by a concentration of sales to a limited number of key customers. Sales to the Company’s top five customers accounted for 45% and 55% of product sales in fiscal 2006 and 2005, respectively. The Company’s customers who accounted for 10% of revenue in fiscal 2006 were Bell Canada (10%), GlobeComm Systems and BNSF. The Company’s largest customers in fiscal 2005 were: Verizon (11%), Bell Canada (16%), Qwest (11%) and Harris Corp. (11%). See “Risk Factors” in Item 1 in this Form 10-KSB.

The Company sells its products and services primarily in the United States through a direct sales force and through a variety of resellers, integrators, and distributors. Sales to resellers and distributors accounted for approximately 16% of sales in fiscal 2006 and 2005. The balance of the sales of products and services were made through direct sales to service provider, enterprise and integrator customers. Foreign revenues (primarily Canada) were 29% and 35% of total revenue in the fiscal year ended September 30, 2006 and 2005, respectively.

Gross Margin

	Year Ended September 30,

(in thousands)	2006	2005

Gross Margin	$8,074	$8,334
Percentage of revenues	57.2%	57.8%

Gross margin, as a percentage of revenues, in the fiscal year ended September 30, 2006 was 57.2% as compared to 57.8% in the fiscal year ended September 30, 2005. Service revenue, which increased in absolute dollars as discussed above and is generally more profitable than the product revenue, added 1.0% to the gross profit percentage change. Offsetting this was a 1.6% decrease in the product gross profit percent. This decrease in product gross profit percent resulted from the net effect of the following items: The positive impact of lower component costs of 1.5% and lower inventory obsolescence reserve requirements of 1.5%, offset by the negative impacts on product gross margins of 2.3% resulting from the sale in fiscal 2005 of older inventories that had previously been written off based on the Company’s accounting policy for obsolescence which sales did not repeat in fiscal 2006, higher fixed production costs of 2.0% as a percentage of revenue due to lower revenue levels, and other product mix and cost changes with a negative impact of 0.3%.

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

Selling, General and Administrative

	Year Ended September 30,

(in thousands)	2006	2005

Selling, general and administrative	$6,147	$5,288
Percentage of revenues	43.6%	36.6%

The Company’s selling, general and administrative expenses increased to $6,147,000, or 43.6% of revenue in the fiscal year ended September 30, 2006 from $5,288,000, or 36.6% of revenue in the fiscal year ended September 30, 2005. The increase in spending in the year of $859,000, or 16.2%, included expenses associated with the June 30, 2005 recovery of the assets of the multi-service switch business, which added $688,000 including payroll and payroll-related costs of seven employees and the operating expenses of a sales office in France (see Note 13). Other net increases in operating expenses amount to $171,000 primarily related to an increased number of domestic salesmen and related travel expenses.

Research and Product Development

	Year Ended September 30,

(in thousands)	2006	2005

Research and product development	$3,205	$2,511
Percentage of revenues	22.7%	17.4%

Research and product development expenses increased to $3,205,000, or 22.7% of revenue in the fiscal year ended September 30, 2006 as compared to $2,511,000, or 17.4% of revenue in the fiscal year ended September 30, 2005, due primarily to increased costs associated with development of new multi-service switching products. A combination of internal engineers and external consultants are actively engaged in developing multi-service switches with advanced technological features. The Company also continues to explore new network access and service products and security applications.

Other Income (Expense)

Interest expense decreased to $3,273,000 in the fiscal year ended September 30, 2006 from $3,419,000 in the fiscal year ended September 30, 2005, due to principal payments made on the Company’s senior debt offset by higher variable interest rates on senior and other secured debt.

Other items included in other income (expense) for the fiscal year ended September 30, 2006 and 2005 totaled $1,886,000 and $5,368,000, respectively. The 2006 amount includes $389,000 of loss from extinguishment of debt offset by a $425,000 recovery from lease receivable, a $1,074,000 gain on sale of subsidiary, a $575,000 gain on liquidation of subsidiary, $75,000 received from a tradename license and other items totaling $126,000. The 2005 amount includes $4,737,000 from the recoveries of a note receivable, $300,000 profit on sale of a 25% minority interest in a Mexican company, $106,000 received from a tradename license and other items totaling $225,000. See Notes 3 and 13 for further discussion.

Reorganization Items

Reorganization items include $258,000 in fiscal 2005 in reduced claims from unsecured creditors in the Company’s bankruptcy case due to challenges raised by the Company and successfully concluded.

Provision for Income Taxes

The income tax provision for the fiscal year ended September 30, 2006 reflected a benefit of $1,352,000 primarily due to foreign tax liabilities deemed no longer required due to favorable resolution of claims and to expiration of time in which to make claims, partially offset by a current state tax provision of $12,000 (see Note 6).

The tax provision for the fiscal year ended September 30, 2005 includes a credit of $369,000 due to the favorable settlement of a foreign income tax claim, a credit of $200,000 due to reduction in tax liabilities deemed no longer required, and a current state tax provision of $19,000.

No federal income tax provisions or other tax benefits were provided in fiscal 2006 and 2005 due to the valuation allowance provided against deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2006. The Company has federal tax credit and net operating loss carry forwards of approximately $11.9 million and $213.3 million, respectively, as of September 30, 2006.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America, the instructions to Form 10-KSB and with Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgements. See Note 2 in Notes to Consolidated Financial Statements in Item 7 in this Form 10-KSB for a summary of the Company’s significant accounting policies.

Revenue Recognition. The Company recognizes a sale when the product is shipped and the following four criteria are met upon shipment: (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies including stock rotation for sales to distributors that maintain a stock of the Company’s products. Service revenue is either recognized when the service is performed or, in the case of maintenance contracts, on a straight-line basis over the term of the contract.

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

Allowance for Doubtful Accounts. The Company estimates losses resulting from the inability of its customers to make payments for amounts billed. The collectability of outstanding invoices is continually assessed. Assumptions are made regarding the customer’s ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should actual experience with respect to collections differ from these assessments, there could be adjustments to our allowance for doubtful accounts.

Impairment of Assets Transferred under Contractual Obligations. In August 2001, the Company received a note in the amount of $17.0 million as partial consideration for the sale of its Asynchronous transfer Modem business and retained a security interest in the underlying assets sold. Shortly thereafter, the Company, the purchaser (Ahead Communications Systems, Inc.) and the purchaser’s parent company in Austria (Ahead Communications Systems AG) which had guaranteed payment of the note, all filed for bankruptcy protection, the purchaser defaulted on the note payment and disputes arose relating to the division sale agreements. Accordingly, in fiscal 2001 the Company recorded an impairment charge related to the assets sold. On May 5, 2005 the Company received a $2.7 million recovery on the note and used the proceeds to pay down senior secured debt. On June 30, 2005 final settlement of the note occurred when the assets of Ahead Communications Systems, Inc. were transferred to the Company. Such net assets received were valued at fair market value.

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

Impairment of Long-Lived Assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 144. The Company's long-lived assets consist of real estate, equipment and other personal property. At September 30, 2006, real estate represented the only significant remaining long-lived asset that has not been fully written down for impairment.

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment,” referred to as SFAS 123(R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments, including grants of employee stock options. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of the first annual reporting period of the entity’s first fiscal year that begins after December 15, 2005. As such, we are required to adopt the provisions of SFAS 123(R) at the beginning of the first quarter of fiscal 2007. While the Company is currently disclosing the pro-forma earnings effects of stock-based awards, the impact the implementation guidance and revisions included in SFAS 123(R) will have on the Company’s consolidated financial statements cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, referred to as SFAS No. 151. SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, freight, handling costs and waste (spoilage). Previously, these costs were recognized as current period expenses when they were considered “so abnormal.” SFAS NO. 151 requires those items be recognized as current period charges regardless of whether they meet the “so abnormal” criteria. In addition, SFAS No. 151 clarifies that fixed overhead allocations to inventory costs be based on normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during 2007 and earlier application is permitted. It is believed that the Company’s current accounting policies closely align to the new rules. Accordingly, the standard will not have a material impact on our financial statements.

Liquidity and Capital Resources

	September 30,

(in thousands)	2006	2005

Cash and cash equivalents	$246	$878
Working capital (deficit)	(39,032)	(37,943)
Total assets	9,850	10,698
Long-term debt, including current portion	29,051	31,194
Total liabilities	45,448	45,440

	Year Ended September 30,

	2006	2005
Net cash provided (used) by:
Operating activities	$1,577	$2,883
Investing activities	(67)	3,568
Financing activities	(2,142)	(6,159)

Note: Significant risk factors exist due to the Company’s limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See Item 1, “Risk Factors” for further discussion.

Cash Flows

Fiscal 2006

Net cash provided by operating activities totaled $1,577,000 in the fiscal year ended September 30, 2006. The net loss in the period was $1,325,000. Included in this net loss were non-cash expenses for loss on extinguishment of debt of $389,000 and for depreciation and amortization of $403,000, and non-cash income recorded as a result of reduction in liability for income taxes of $1,340,000. An increase in accounts receivable due to new sales levels being higher than customers collections resulted in a use of cash of $408,000. Inventories were lower by $694,000 as the Company was able to achieve shipments of on-hand inventories to satisfy new customer orders and generate a source of cash through reduced purchasing. Other sources of cash included interest which accrued on the Company’s debt which increased $2,490,000 and an increase in unpaid vendor liabilities of $1,214,000. Other net uses of cash were $540,000.

Cash used by investing activities in the fiscal year ended September 30, 2006 was $67,000 for the acquisition of equipment.

Net cash used by financing activities was $2,142,000 for the fiscal year ended September 30, 2006. Principal payments on the term obligation were $2,392,000 and on notes payable were $327,000. Proceeds from the issuance of notes payable provided $577,000 of cash.

Fiscal 2005

Cash provided by operating activities was $2,883,000 in fiscal 2005. The net income in fiscal 2005 was $3,292,000 million. Non-cash items included in net income were expenses for depreciation of $275,000 and increase in inventory obsolescence reserves of $164,000 offset by gains on claim reductions of $258,000, recoveries on note receivable of $4,737,000 and reduction in income tax reserve of $550,000. A decrease in accounts receivable amounted to $1,229,000 due to a combination of high collections in the fourth fiscal quarter and a low level of sales in the multi-service switch business acquired on June 30, 2005 . Inventories decreased by $1,198,000 as the Company utilized shipments of on-hand inventories to satisfy customer orders. This situation also contributed to a reduction in accounts payable of $411,000 due to lower purchasing levels. Unpaid interest which accrued on the Company’s debt increased $2,638,000. Other sources of operating funds totaled a net amount of $45,000.

Cash provided by investing activities was $3,568,000 in fiscal 2005 due to collections of notes receivable of $3,594,000, offset by $26,000 of capital equipment purchases.

Cash used by financing activities was $6,159,000 in fiscal 2005: $6,171,000 was used to make principal payments on the Company’s term loan, $202,000 was used to make principal payments on the Company’s notes payable, and $214,000 was received in consideration for the issuance of notes payable.

Liquidity

The Company has no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of bankruptcy-related and other unpaid professional fees, delinquent property taxes, priority tax claims from 2001 and prior years, and monthly payments of principal and interest on senior secured debt. The Company received an extension of payment terms for the amounts due to its senior secured lenders on February 1, 2006 and from May 1, 2006 to February 28, 2007 and relief from compliance with a financial covenant for the periods ended September 30, 2004 and June 30, 2006 (see Note 3). In fiscal 2004 the Company borrowed $1.6 million from related parties in order to meet its current payment obligations, which notes were extended in December 2005. In February 2006 an additional $250,000 was borrowed from a related party (see Note 3). Furthermore, the Company has other significant future outstanding obligations as shown in the accompanying consolidated balance sheet on September 30, 2006 and in the table of contractual cash obligations shown below. In order to meet these and other future payments the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

The Company’s failure to make required payments under the senior loan agreement would constitute an event of default. In addition, the Company is required to maintain a minimum level of EBITDA earnings before interest, taxes, depreciation and amortization) on a cumulative quarterly basis in order to avoid an event of default (see Note 3).

Since emerging from bankruptcy, the Company has incurred operating losses of approximately $900,000 and interest expense, including unpaid interest on Debentures, of approximately $10.2 million. Furthermore, the ability of the Company to meet cash flow and loan covenant requirements is directly affected by the factors described in Item 1 in this Form 10-KSB in the section titled “Risk Factors”. There can be no assurance that the Company will be able to avoid a default on the senior loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($5.1 million at September 30, 2006) and foreclose on their security interests which, in turn, would result in cross-defaults of other debt instruments and most likely would require the Company to again file for bankruptcy protection.

Under the Company’s plan of reorganization, the Company was to pay all creditors 100% of their allowed claims based upon a five year business plan. However, the Company has not met its business plan objectives since emerging from Chapter 11. The ability to meet the objectives of this business plan is directly affected by the factors described in the “Risk Factors” section in Item 1 in this Form 10-KSB. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet its business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. Since the Company has no current ability to borrow additional funds, it cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company’s business, financial condition and results of operations.

Since filing for Chapter 11 bankruptcy protection, operations have been funded primarily through cash generated from operations and loans from related parties. Proceeds realized from sales and liquidations of non-core assets were required to be used to pay down the senior secured debt.

At September 30, 2006 the Company’s principal source of liquidity included cash and cash equivalents of $246,000 compared to $878,000 at September 30, 2005. At September 30, 2006, the Company’s working capital was a deficit of approximately $39.0 million, compared to a deficit of approximately $37.9 million at September 30, 2005. Negative working capital reflects the classification of all long-term secured debt as current liabilities due to the uncertainty as to whether the Company will achieve sufficient cash flows from operations to meet its monthly loan payment obligations, and will be able to comply with the EBITDA financial covenant during the quarterly periods during fiscal 2006 and beyond (see Note 3).

The Company has significant unpaid prepetition tax claims, professional fees and delinquent property taxes at September 30, 2006 that are expected to be paid in fiscal 2007. In order to meet these and other future payments, the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

As a result of the potential liquidity and cash flow risks described above, the Company’s independent auditors expressed uncertainty about the Company’s ability to continue as a going concern in their opinion on the Company’s fiscal 2006 financial statements.

Management has responded to such risks as part of an ongoing strategy by restructuring the Company’s sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, the Company has obtained $1,850,000 million from loans from related parties for replacement of senior indebtedness (see Note 3 in the Notes to Consolidated Financial Statements included in Item 7 of this Form 10-KSB). The Company also is actively marketing for sale its land and building, the proceeds of which would be used to reduce secured debt and related interest.

The Company’s contractual cash obligations including interest, as of September 30, 2006, are as follows:

PAYMENTS DUE BY PERIOD
(in thousands)
	Total	Fiscal 2007	Fiscal Years 2008 and 2009

Long-Term Debt, including current portion	$8,065	$4,261	$3,804
Priority Tax Claims	1,053	529	524
Debentures	26,455	-	26,455
Operating Leases	19	19	-

Total Contractual Cash Obligations	$35,592	$4,809	$30,783

The above-payments of Long-Term Debt and Debentures are subject to acceleration in the event of default by the Company. There can be no assurance that the Company will be able to avoid an event of default on the loan agreement in the future.

Long-term debt above consists of both the Term Obligation ($2,602,000 in principal) and the PIK Obligation ($2,500,000 in principal) that were part of the Company’s plan of reorganization from bankruptcy which became effective September 15, 2003, and Notes Payable to Related Parties ($2,026,000 in principal), along with interest thereon. The Term Obligation requires monthly payments of principal and interest (prime rate plus 2.5%) and matures on December 31, 2007. The PIK Obligation accrues interest at the same rate as the Term Obligation and the outstanding balance of principal and interest are due December 31, 2007.

Debentures represent the balance of the unsecured claims, and interest thereon, against the Company filed by its unsecured creditors, in the Company’s Chapter 11 bankruptcy proceedings and the issuance of the Debentures was approved as part of the Company’s plan of reorganization. Interest accrues at rates up to 10% and the outstanding balance of principal and interest becomes payable on October 1, 2008.

See Notes 3 and 15 in the Notes to Consolidated Financial Statements included in Item 7 in this Form 10-KSB for additional information on certain contractual cash obligations.

The Company has no off balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	31
30
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2006 AND 2005	31

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
SEPTEMBER 30, 2006 and 2005	32

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005	33

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
SEPTEMBER 30, 2006 AND 2005	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
General DataComm Industries, Inc.:

We have audited the accompanying consolidated balance sheets of General DataComm Industries, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General DataComm Industries, Inc. and subsidiaries as of September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company, which on September 15, 2003 emerged from bankruptcy proceedings pursuant to a Plan of Reorganization under Chapter 11 of the Bankruptcy Code, has both a working capital and stockholders’ deficit at September 30, 2006, has limited ability to obtain new financing and has defaulted under its senior secured debt,,all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Eisner LLP
Eisner LLP
New York, NY
December 8, 2006

General DataComm Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands except shares)
September 30,	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$246	$878
Accounts receivable, less allowance for doubtful receivables of $489 in 2006 and $671 in 2005	2,486	2,078
Inventories	2,554	3,248
Other current assets	591	261
Total current assets	5,877	6,465
Property, plant and equipment, net	3,973	4,233
Total Assets	$9,850	$10,698

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt ($2,081 owed to related parties in 2006 and $1,600 in 2005)	$29,051	$31,194
Accounts payable	2,658	1,444
Accrued payroll and payroll-related costs	596	471
Accrued interest	7,904	5,414
Other current liabilities	4,700	5,885
Total current liabilities	44,909	44,408
Other liabilities	539	1,032
Total Liabilities	45,448	45,440

Commitments and contingencies (Notes 14 and 15)

Stockholders’ deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized; issued and outstanding: 781,996 shares in 2006 and 787,900 shares in 2005: $30.5 million liquidation preference at September 30, 2006	782	788
Class B common stock, par value $.01 per share, 5,000,000 shares authorized; 653,947 issued and outstanding in 2006 and in 2005	7	7
Common stock, par value $.01 per share, 25,000,000 shares authorized; issued: 3,468,141 in 2006 and 3,342,364 in 2005	35	33
Capital in excess of par value	198,751	198,433
Accumulated deficit	(235,183)	(233,858)
Accumulated other comprehensive income	10	-
Common stock held in treasury, at cost: no shares in 2006 and 1,961 in 2005	-	(145)
Total Stockholders’ Deficit	(35,598)	(34,742)
Total Liabilities and Stockholders’ Deficit	$9,850	$10,698

The accompanying notes are an integral part of these consolidated financial statements.

General DataComm Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands except share data)

Year ended September 30,	2006	2005

Revenues:
Product	$11,554	$13,287
Service	2,550	1,142
Total	14,104	14,429

Cost of revenues	6,030	6,095

Gross margin	8,074	8,334

Operating expenses:
Selling, general and administrative	6,147	5,288
Research and product development	3,205	2,511
	9,352	7,799
Operating income (loss)	(1,278)	535

Interest expense	(3,273)	(3,419)
Other income (net)	1,886	5,368

Income (loss) before reorganization items and income taxes	(2,665)	2,484

Reorganization items: Claims adjustments	-	258

Income (loss) before income taxes	(2,665)	2,742
Income tax benefit	(1,340)	(550)

Net income (loss)	(1,325)	3,292
Dividends applicable to preferred stock	(1,760)	(1,772)
Net income (loss) applicable to common and Class B stock	$(3,085)	$1,520

Earnings (loss) per share:
Basic-common stock	$(0.76)	$0.39
Basic - Class B stock	$(0.76)	$0.35
Diluted -common stock	$(0.76)	$0.28
Diluted - Class B stock	$(0.76)	$0.25

Weighted average number of common and Class B shares outstanding
Basic - common stock	3,416,156	3,331,162
Basic - Class B stock	653,947	662,220
Diluted - common stock	3,416,156	5,412,091
Diluted - Class B stock	653,947	662,220

The accompanying notes are an integral part of these consolidated financial statements.

General DataComm Industries Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(in Thousands, Except Share Data)

	Comprehensive							Capital				Accumulated	Total
	Income	9% Preferred Stock		Class B Stock		Common Stock		In Excess	Treasury Stock		Accumulated	Other Comprehensive	Stockholders
	(Loss)	Shares	Amount	Shares	Amount	Shares	Amount	of Par	Shares	Amount	Deficit	Income	Deficit
Balance September 30, 2004		787,900	$788	664,978	$7	3,305,833	$33	$198,433	1,961	$(145)	$(237,150)	-	$(38,034)
Comprehensive Income
Net Income	$3,292										3,292		3,292
Comprehensive Income	$3,292

Conversion of Class B stock to common stock				(11,031)		11,031
Exercise of stock options						25,500	-	-
Balance September 30, 2005		787,900	788	653,947	7	3,342,364	33	198,433	1,961	(145)	(233,858)	-	(34,742)

Comprehensive Loss
Net Loss	$(1,325)										(1,325)		(1,325)
Foreign currency translation adjustments	10											10	10
Comprehensive Income	$(1,315)
Warrants Issued								457					457
Conversion of preferred stock to common stock		(5,904)	(6)			91	-	6
Exercise of stock options						125,686	2	(145)	(1,961)	145			2
Balance September 30, 2006		781,996	$782	653,947	$7	3,468,141	$35	$198,751	-	-	$(235,183)	$10	$(35,598)

“Accumulated Other Comprehensive Income” is comprised solely of foreign currency translation adjustments;’ there is no income tax expense or benefit associated with such adjustments.
The accompanying notes are an integral part of these consolidated financial statements.

General DataComm Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)
Year ended September 30,	2006	2005

Cash flows from operating activities:
Net income (loss)	$(1,325)	$3,292
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	403	275
Gain on claim reductions		(258)
Reduction in note receivable reserve		(4,737)
Reduction in liability for income taxes	(1,340)	(550)
Increase in inventory obsolescence reserve		164
Loss on extinguishment of debt	389	-
Changes in:
Accounts receivable	(408)	1,229
Inventories	694	1,198
Accounts payable	1,214	(411)
Accrued payroll and payroll-related costs	118	(158)
Accrued interest	2,490	2,638
Other net current liabilities	(175)	330
Other net long-term assets	(483)	(129)

Net cash provided by operating activities	1,577	2,883

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(67)	(26)
Notes receivable collections		3,594

Net cash provided (used) by investing activities	(67)	3,568

Cash flows from financing activities:
Proceeds from notes payable	303	214
Principal payments on notes payable	(303)	(202)
Principal payments on term loan obligation	(2,392)	(6,171)
Proceeds from notes payable to related parties	404	-
Principal payments on notes payable to related parties	(154)	-

Net cash used by financing activities	(2,142)	(6,159)

Net increase (decrease) in cash and cash equivalents	(632)	292

Cash and cash equivalents, beginning of year	878	586

Cash and cash equivalents, end of year	246	878

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$410	$719
Income and franchise taxes	$1	$49
Reorganization items	$269	$254
Non-cash investing activities:
Net non-cash assets received in settlement of note receivable (see Note 13).		$1,155

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

The Company emerged from Chapter 11 effective on September 15, 2003 pursuant to a court-approved plan of reorganization. Under the plan of emergence, the Company was to pay all creditors 100% of their allowed claims based upon a five year business plan. However, the Company cannot assure its investors that it will be able to obtain new customers or to generate the increase in revenues required to meet its business plan objectives.

The Company has no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of past-due professional fees and monthly payments of principal and interest under its senior loan agreement. In fiscal 2004 and 2006 the Company borrowed $1.850,000 from related parties in order to meet its current payment obligations. (see Note 3). Furthermore, the Company has significant outstanding obligations as shown in the accompanying consolidated 2006 balance sheet. In order to meet these and other future payments, the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

As of September 30, 2006, as a result of not making certain required principal payments on its Term Obligation, the Company is in default under its senior loan agreement (see Note 3) as a result, although the Company has an informal agreement with its senior lenders to defer such principal payments, the senior secured lenders may accelerate payment of the outstanding debt ($5.1 million and $7.7 million at September 30, 2006 and 2005, respectively) and exercise their security interests as might the related parties under their security interest which is subordinate to such senior secured parties, which likely would require the Company to again file for bankruptcy protection. An acceleration by the senior secured lenders would also result in a default and acceleration by the debenture holders ($21.9 million of principal outstanding at September 30, 2006 and 2005). The Company’s long-term debt has been classified as current liabilities in the accompanying consolidated balance sheets at September 30, 2006 and 2005. The Company and its senior lenders are in continuing negotiations to establish a new schedule of payments and terms for the senior secured debt and expects to have a formal agreement shortly.

At September 30, 2006, the Company had a stockholders’ deficit of approximately $35.6 million. In addition, the Company’s principal source of liquidity included cash and cash equivalents of approximately $246,000 and it had a working capital deficit of approximately $39.0 million. The large negative working capital reflects the classification of all long-term secured debt as current liabilities.

The Company’s operating results are subject to fluctuations due to a number of factors resulting in more variability and less predictability in the Company’s sales and operating results. Such factors include (but are not limited to): dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products. Because operating results can fluctuate significantly, the Company may not be able to generate positive cash flow from operations in the future. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company.

The events and circumstances described above raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors have expressed uncertainty about the Company’s ability to continue as a going concern in their opinion on the Company’s fiscal 2006 financial statements.

Management has responded to its liquidity and cash flow risks as part of an ongoing strategy, by restructuring the sales force, increasing factory shutdown time, containing expenses and reducing the size of the employee workforce. In addition, in fiscal 2004 and 2006 the Company obtained $1,850,000 from loans from related parties to be used to pay senior debt (see Note 3). The Company also is actively marketing for sale or lease its land and building, the proceeds of which would be used to reduce secured debt and related interest.

While the Company is aggressively pursuing opportunities and corrective actions, there can be no assurance that the Company will be successful in its efforts to restructure is senior secured debt, generate sufficient cash from operations or obtain additional funding sources. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of these uncertainties.

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

Principles of Consolidation

The consolidated financial statements include the accounts of General DataComm Industries, Inc. and its majority-owned subsidiary companies (the “Company”). Intercompany accounts, transactions and profits have been appropriately eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method (see Note 4).

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated or amortized using the straight-line method over their estimated useful lives. The cost of internally constructed assets (test fixtures) includes the cost of materials, internal labor and overhead costs (see Note 5).

Equity Basis Investment

The Company had a minority interest in General DataComm de Mexico, S.A. de C.V. The investment was accounted for under the equity basis of accounting and, under the terms of the investment, the Company was not obligated to fund cash requirements of the investee. The minority interest was sold on November 30, 2004 (see Note 13).

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

Promotion and Advertising Costs

Promotion and advertising costs are charged to selling, general and administrative expense in the period in which they are incurred. Promotion and advertising costs amounted to $299,000 and $193,000 in fiscal years 2006 and 2005, respectively.

Research and Product Development

Research and product development is expensed in the period incurred.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method of accounting for deferred income taxes (see Note 6).

The provision for income taxes includes federal, foreign, state and local income taxes currently payable and deferred taxes resulting from temporary differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Foreign Currency

Transactions denominated in foreign currencies are recorded on a monthly basis using the average of the prior and current month end exchange rates. Assets and liabilities denominated in foreign currencies are translated at the balance sheet dates using the closing rates of exchange between those foreign currencies and the U.S. dollar with any transaction gains or losses reported in income. Adjustments from translating financial statements of the Company’s subsidiary in France are recorded in accumulated other comprehensive income or loss.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (see Note 10).

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash instruments and accounts receivable. The Company places its cash investments with high-quality U.S. financial institutions. Approximately $742,000, or 30%, of accounts receivable at September 30, 2006 ($1,339,700, or 65%, at September 30, 2005) were concentrated in telephone companies or distributors to such companies primarily in North America and $968,000, or 39%, ($234,000 or 11% at September 30, 2005) were concentrated in large integrators to government agencies in North America and Europe. One integrator represented 15% of accounts receivable at September 30, 2006. These receivables are not collateralized due to the Company’s assessment of limited risk and favorable history of payments from such customers.

Post-Retirement and Post-Employment Benefits

The Company does not offer post-retirement and post-employment benefits to its current employees other than federally required programs which are fully funded by such employees.

The Company does provide health and long-term care benefits to five former long-term executives of the Company who retired in November 2001. The Company recorded the liability for such benefits based on actuary-provided life expectancies, known fixed annual costs and estimated variable costs and adjusts the liability based on actual experience. The liability for such expenses was approximately $588,000 and $602,000 at September 30, 2006 and 2005, respectively.

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

Proforma results, representative of financial results which would have been reported by the Company if it had adopted the fair value based method of accounting for stock-based compensation under SFAS 123, are summarized below:

	2006	2005

Net income (loss), as reported	$(1,325)		$3,292
Add: stock-based employee compensation expenses included in reported net income (loss)	-		-

Deduct: stock-based employee compensation expense determined under fair value based method for all awards	(312)		(178)

Proforma net income (loss)	(1,637)		3,114
Dividends applicable to preferred stock	(1,760)		(1,772)
Proforma net income (loss) applicable to common and Class B stock	$(3,397)		$1,342
Proforma earnings (loss) per share
Basic - Common stock	$(0.83)	$$	0.34 0.31
Basic - Class B stock	$(0.83)
Diluted - Common stock	$(0.83)		$0.25
Diluted - Class B stock	$(0.83)		$0.22

The Black-Scholes method was used to compute the proforma amounts presented above, utilizing the weighted average assumptions for stock-based compensation granted as summarized below.

Fiscal Year Ended September 30,	2006	2005

Risk-free interest rate	4.40	3.69
Volatility (%)	322%	319%
Expected life (in years)	5.00	5.00
Dividend yield rate	Nil	Nil

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

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) which establishes standards for reporting comprehensive income and its components in a Company’s financial statements. The Company reported foreign currency translation gain as other comprehensive income as defined in SFAS 130 in the fiscal year ended September 30, 2006 and reported no items of other comprehensive income in the fiscal year ended September 30, 2005.

Operating Segments

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), which utilizes a “management” approach to segment reporting. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. For the years ended September 30, 2006 and 2005, the Company operated in one reportable segment. SFAS 131 also requires enterprise-wide disclosures about products and services, geographic areas, and major customers (see Note 10).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from those estimates. For example, the markets for the Company’s products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could impact the future value of the Company’s inventory and certain other assets.

3. Long-Term Debt

Long-term debt consists of (in thousands):

September 30,	2006	2005

Term Obligation	$2,602	$5,225
PIK Obligation	2,500	2,500
Notes Payable to Related Parties, net of debt discount of $54 in 2006 and $61 in 2005	2,026	1,539
Debentures	21,923	21,930
	29,051	31,194
Less current portion	29,051	31,194
	0	$0

The Company had $29.1 million of long-term debt at September 30, 2006 and $31.2 million at September 30, 2005. The balance owed the senior secured lenders of $5.1 million and $7.7 million at September 30, 2006 and 2005, respectively, approximates the fair value of the debt due to the arms-length negotiation that occurred to establish terms and conditions of the debt upon the Company’s emergence from bankruptcy on September 15, 2003 and to the variable rate nature of the interest on the senior secured debt Similarly, Notes Payable to Related Parties in the amounts of $2.0 million and $1.5 million at September 30, 2006 and 2005, respectively, which were issued as replacement debt for the senior secured debt, are considered to approximate fair value. However, the estimated fair value of Debentures, with a face amount totaling $21.9 million at both September 30, 2006 and 2005, is considered to be substantially lower than book value due to the security interests of the Debentures being subordinated to both the senior secured and related party debt. However, due to the extremely limited market (if any) for the Debentures, the Company is unable to determine the current fair value.

There is uncertainty whether the Company can achieve sufficient earnings and cash flow from operations to meet its future obligations or to satisfy the loan requirements of its senior lenders. Therefore, the senior secured debt (the Term Obligation and PIK Obligation) and the Debentures and Notes Payable to Related Parties, which contain cross default provisions, are classified as current liabilities on the accompanying balance sheets at September 30, 2006 and September 30, 2005 (see Note 1).

Interest on the PIK Obligation and Debentures is not required to be paid currently. Such accrued interest amounted to $7,525,245 and $5,074,859 at September 30, 2006 and 2005, respectively, and is classified as a current liability along with the corresponding debt.

Long-term debt matures in amounts totaling $3,676,000 in fiscal 2007, $3,452,000 in fiscal 2008, and $21,923,000 is due October 1, 2008, assuming that there is no acceleration in required payments due to an event of default.

Term Obligation, PIK Obligation and Debentures

Under the terms of a loan and security agreement minimum principal payments under a Term Loan due on December 31, 2007 (the Term Obligation) were $250,000 per month. Interest was payable monthly at the greater of (i) 7.25% and (ii) the prime rate plus 2.5% (the prime rate was 8.25% on September 30, 2006). The Term Obligation is collateralized by all of the Company’s assets and proceeds from the potential sales of non-core assets and certain other proceeds must be used to reduce the Term Obligation.

The Company reached an agreement with its senior secured lenders to extend the payment of the Term Obligation principal and interest in the aggregate amount of $283,355 otherwise due on February 1, 2006 to be paid in four equal installments over the month of February 2006. Furthermore, on July 21, 2006 the senior loan agreement was amended to reduce principal payments to $25,000 per week for the period commencing May 1, 2006 to and including August 25, 2006; to defer principal payments, due in the amount of $250,000 from the first business day to the last business day of September and October 2006 and to increase the principal payments due from $250,000 to $393,750 for the months of November 2006 through February 2007, and defer such payments from the first business day to the last business day of each respective month. The net effect of these principal payment adjustments was to reduce earlier payment requirements and increase later payment requirements such that by the end of February 2007 all principal payments are again equal to the original loan schedule. Furthermore, the amendment included a provision that eliminated a financial covenant requirement to maintain a minimum amount of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) on a cumulative quarterly basis for the periods ended September 30, 2004 and June 30, 2006. As of September 30, 2006, as a result of not making certain required principal payments the Company is in default under the provisions of the Term Obligation. Pursuant to further arrangements with the Company’s senior lender, such lender has informally agreed to defer loan principal payments in the amounts of $50,000 due in August 2006, $250,000 due in September 2006, $175,000 due in October 2006, $318,750 due in November 2006 and $243,750 due in December 2006, and to eliminate the EBITDA financial covenant requirement for December 31, 2006 The Company and its senior lender are in continuing negotiations to establish a new schedule of payments for the Company’s outstanding debt and also eliminate the EBITDA requirement and expects to have a formal agreement shortly. In the interim the Company continues to make full interest payments in addition to reduced principal payments to its senior lenders.

The Company’s senior secured lenders have warrants to purchase 10% of the Company’s common stock at $0.01 per share. Such lenders may also purchase an additional 10% of the Company’s common stock at $0.01 per share in the event of a default under the loan agreement. However, both such warrants and any common stock issued thereunder will be canceled if the secured lender’s outstanding debt is fully paid by December 31, 2007. No amounts have been ascribed to the warrants issued to the secured lenders. Due to the nominal exercise price of the warrants, the underlying common shares are being accounted for as contingent interest. Accordingly, upon an event of default under the Term Obligation or the PIK Obligation described below, or the nonpayment of indebtedness in full by December 31, 2007, the then quoted market price of the common shares which become isssuable will be charged to operations.

The Company also entered into a loan with the senior secured lenders in the original principal amount of $5 million, subject to adjustment, due December 31, 2007 (the “PIK Obligation”). Interest accrues at the same rates as the Term Obligation. Principal in the amount of $2.5 million and accrued interest thereon were foregiven based on reductions in the Term Obligation under terms of an agreement which expired on December 31, 2004, leaving the principal balance owed of $2.5 million at September 30, 2006 and 2005. The amount owing under the PIK Obligation may be challenged by the Company through the Bankruptcy Court.

Debentures together with accrued interest mature on October 1, 2008. The debentures were issued to unsecured creditors as part of the Company’s Plan of Reorganization. No principal is payable on the debentures until the senior secured lenders’ claims are paid in full and no principal has been paid at September 30, 2006. Interest accrues at the annual rate of 10%, but such rate shall be reduced (in increments to 7 ¼%) if the Debentures are paid in full on or before September 15, 2007.

Notes Payable to Related Parties

On December 9, 2005, the Company entered into amendments of its loan arrangements with Howard S. Modlin, Chairman of the Board and Chief Executive Officer, and John Segall, a Director. Pursuant to such amendments, an aggregate of $1,600,000 plus accrued interest thereon in secured loans from such directors maturing between September 29, 2005 and September 29, 2006 were extended. Such amendments generally provided that 50% of each such amended and restated note was to be payable one and two years from the original due dates. The conversion features of four notes held by Mr. Modlin, which were convertible into an aggregate of 1,103,897 shares of common stock, and three notes held by Mr. Segall, which were convertible into an aggregate of 508,659 shares of common stock, were eliminated, and unpaid accrued interest aggregating $230,945, was added to the amended and restated notes. Interest accrues at the rate of 10% per annum from December 9, 2005 and the first interest payment on the amended and restated notes was due May 1, 2006 (payment of interest on the amended loans has been deferred indefinitely in agreement with Mr. Segall and Mr. Modlin). In connection with the transactions, Mr. Modlin and Mr. Segall each received seven year warrants expiring December 8, 2012 to purchase common stock at $0.575 per share covering 2,084,204 shares and 1,100,047 shares, respectively. The transactions were unanimously approved by the Company’s Board of Directors on December 9, 2005. In connection with the restructuring of the loans, the Company recorded a non-cash loss on extinguishment of debt of $389,000 representing the value of the warrants issued. Such warrant value was determined based upon an appraisal by an outside consultant.

On February 17, 2006, the Company borrowed $250,000 from Mr. Modlin in the form of a demand note which bore interest at the rate of 10% per annum. On April 20, 2006, the Corporation entered into an amendment of its loan arrangement with Mr. Modlin whereby the $250,000 demand loan made by Mr. Modlin on February 17, 2006 was amended and restated into a term note, 50% of which is payable February 17, 2007 and 50% of which is payable February 17, 2008. Mr. Modlin received a seven year warrant expiring April 19, 2013 to purchase 909,000 shares of common stock at $0.275 per share . The warrant was valued at $69,000 based upon an appraisal by an outside consultant and was recorded as debt discount and is being amortized as additional interest expense over the term of the debt. All loans made by Mr. Modlin and Mr. Segall are secured by all the assets of the Company behind the first lien of the Company’s senior lenders.

4. Inventories

Inventories consist of (in thousands):

September 30,	2006	2005
Raw materials	$637	$821
Work-in-process	945	1,014
Finished goods	972	1,413
	$2,554	$3,248

Inventories are stated at the lower of cost or market using the first-in-first out method. Reserves in the amount of $3,442,000 and $3,508,000 were recorded at September 30, 2006 and 2005, respectively, for excess and obsolete inventories.

5.  Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

September 30,	2006	2005	Estimated Useful Life
Land	$1,000	$1,000	—
Buildings and improvements	7,115	7,115	10 to 30 years
Test equipment, fixtures and field spares	3,923	4,284	3 to 10 years
Other equipment	5,352	5,725	2 to 10 years
	17,390	18,124
Less: accumulated depreciation	13,417	13,891
	$3,973	$4,233

Depreciation expense amounted to $327,000 and $232,000, in fiscal 2006 and 2005, respectively.

The Company’s property in Naugatuck, Connecticut, which is the location of the Company’s operations and which has a net book value of $3,759.000 and $3,939,000 at September 30, 2006 and 2005, respectively, continues to be actively marketed. Although the Company has been actively trying to sell the building since 2001, due to its inability to do so, such building is not reflected as an asset held for sale in the accompanying balance sheets. In addition such property is collateral for the indebtedness under the Company’s Term and PIK Obligation, Notes Payable to Related Parties and Debentures. Any proceeds of such sale is required to first be used to reduce the debt owed to senior secured lenders.

6. Income Taxes

Income (loss) before income taxes in the years ended September 30, 2006 and 2005 consists primarily of domestic income (loss) generated in the United States. The income tax benefit in fiscal 2006 reflects a benefit of $1,352,000 primarily due to foreign tax liabilities deemed no longer required due to favorable resolution of claims and to expiration of time in which to make claims by the taxing authorities. The income tax benefit in fiscal 2005 reflects a benefit of $569,000 due to favorable settlement of foreign tax claims and a reduction in other tax liabilities deemed no longer required

The following reconciles the U.S. statutory income tax rate to the Company’s effective rate:

Year ended September 30,	2006	2005

Federal statutory rate	(34.0)%	34.0%
Reduction of accruals for prior years’ taxes, principally foreign	(50.7)	(20.8)
Utilization of net operating loss carryforwards	-	(34.0)
Change in valuation allowance	34.0	-
State income tax effects	0.4	0.7
Effective income tax rate	(50.3)%	(20.1)%

For regular income tax reporting purposes at September 30, 2006, domestic federal tax credit and net operating loss carryforwards amounted to approximately $11.9 million and $213.3 million, respectively. Domestic federal tax credit and net operating loss carryforwards expire in various amounts between fiscal 2007 and 2026. Domestic state loss carryforwards of approximately $56.2 million expire in various amounts between fiscal 2007 and 2026, but most expire by 2021.

The tax effects of the significant temporary differences and carryforwards comprising the deferred tax assets and liabilities at September 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Deferred Tax Assets
Bad debt reserve	$144	$216
Inventory reserve	8,700	8,753
Other accruals	716	845
Loss carryforward	77,026	77,065
Tax credits	11,872	11,872
	98,458	98,751
Valuation allowance	(98,458)	(98,751)
Net deferred tax assets	0	$0

The deferred tax asset related to the inventory reserve includes inventory written off for book purposes which is not yet deductible for tax reporting purposes.

Statement of Financial Accounting Standard No. 109, “Accounting For Income Taxes,” requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to the future realization of deferred tax assets and, as a result, carries a valuation allowance for such items. The valuation allowances, disclosed in the deferred tax summary above, decreased by $293,000 and $5,289,000 in fiscal 2006 and fiscal 2005, respectively.

7. Capital Stock

Common Stock

In addition to regular common stock, the Company’s capital structure includes Class B stock which, under certain circumstances, has greater voting power in the election of directors. However, common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock. The Company has never declared or paid cash dividends on its common stock, and terms of the Company’s credit facility prohibit the Company from paying cash dividends, including dividends on the Company’s 9% Preferred Stock (referenced below). So long as there are arrearages in payment of dividends of the Company’s 9% Preferred Stock, the Company is prohibited from paying such cash dividends on its common stock and Class B stock. Class B stock has limited transferability and is convertible into common stock at any time on a share-for-share basis. At September 30, 2006 and 2005, there were 653,947 shares of Class B stock outstanding.

Non-Redeemable 9% Preferred Stock

At September 30, 2006 and 2005, there were 781,996 and 787,900 shares, respectively, of the Company’s 9% Cumulative Convertible Exchangeable Preferred Stock (“9% Preferred Stock”) outstanding. The 9% Preferred Stock accrues dividends at a rate of 9% per annum, cumulative from the date of issuance and payable quarterly in arrears. Dividends were paid through June 30, 2000; dividends in arrears, which are not accrued for financial reporting purposes since they have not been declared by the Company, amounted to $10,996,819 at September 30, 2006 ($14.07 per share) and are included in the liquidation value disclosed in the accompanying fiscal 2006 balance sheet. Such arrearages entitle the holders of the 9% Preferred Stock to elect two directors until all arrearages are paid, but no such designation has been made or requested. The 9% Preferred Stock can be converted into common stock at $136.50 per share, or the equivalent of .18315 shares of common stock for each share of 9% Preferred Stock.

8. Segment and Geographical Information

For the years ended September 30, 2006 and 2005, the Company operated in one reportable segment.

Consolidated revenue and long-lived asset information by geographic area is as follows (in thousands):

	Revenue		Long-Lived Assets
Year ended September 30,	2006	2005	2006	2005

United States	$10,056	$9,426	$3,908	$4,170
Foreign	4,048	5,003	65	63
Total	$14,104	$14,429	$3,973	$4,233

Foreign revenue is determined based on the country in which the revenue originated (where the customer placing the order is domiciled).

The percentage of total sales for customers accounting for more than 10% of the Company’s sales are: 10% and 16% for Bell Canada (Canada); 9% and 11% for Verizon (United States); 6% and 11% for Qwest (United States) and 7% and 11% for Harris Corp. (United States), 10% and 0% for GlobeComm Systems (United States) and 10% and 3% for BNSF (United States).in each case for the fiscal years ended September 30, 2006 and 2005, respectively.

9. Employee Incentive Plans

Stock Awards, Grants and Options

The Company adopted a 2003 Stock and Bonus Plan (“2003 Plan”) reserving 459,268 shares of Class B Stock and 459,268 shares of common stock. On January 26, 2005, the Board of Directors adopted a new 2005 Stock and Bonus Plan (“2005 Plan”) covering 1,200,000 shares of common stock. The 2005 Plan is similar to the 2003 Plan. No shares of Class B stock are authorized under the 2005 Plan. On November 22, 2005, the Board of Directors amended the 2005 Plan to increase by 1,200,000 the options available for grant. Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to, greater than or less than the market price on the date of grant. While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% per year over a five-year period and expire within ten years. At September 30, 2006 there were 1,377,569 options available for future issuance under the plans.

Pursuant to the 2005 Plan, on January 26, 2005 the Stock Option Committee granted to Howard S. Modlin, Chief Executive Officer, a stock option to purchase 551,121 shares at $.61 per share and granted to each of Lee Paschall, Aletta Richards and John L. Segall, Directors, stock options to purchase 30,000 shares at $.55 per share, of the Corporation’s common stock. The Committee also granted an aggregate of 212,050 options to 75 employees to purchase the Corporation’s common stock at an option price of $.55 per share, including 30,000 options to each of George Best, Vice President, Sales and Marketing, William G. Henry, Vice President, Finance and Administration and Principal Finance Officer, and George Gray, Vice President, Operations and Chief Technology Officer. The exercise price of all options granted equaled the quoted market price of the stock at dates of grant. The options vest in increments of 20% a year over a five year period and expire ten years after grant.

On November 22, 2005, the Stock Option Committee of the Board of Directors granted qualified stock options pursuant to the Corporation’s 2005 Stock and Bonus Plan (“Plan”) to purchase 378,000 shares of common stock at $.45 per share, including grants of options for 30,000 shares to each of Lee M. Paschall, Aleta Richards and John L. Segall, Directors, and George Best, Vice President, Sales and Marketing, William G. Henry, Vice President Finance and Administration and Principal Finance Officer, and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 187,750 of such options to all of its employees other than its officers. The Committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a separate stock option with terms substantially similar to the options granted under the Plan to purchase 551,121 shares at $.50 per share. The options vest in increments of 20% a year over a five year period and expire ten years after grant. On December 17, 2006, Mr. Lee M. Paschall, Director and Audit Committee Financial Expert, died after a brief illness.

See Note 16 “Subsequent Events” for discussion of stock options granted after the September 30, 2006 fiscal year end.

The following summarizes activity under these stock option plans for the two fiscal years ended September 30, 2006:

	Shares	Weighted Average Exercise Price
Options outstanding, September 30, 2004 (248,203 exercisable)	277,607	$6.36
Options granted	850,671.59
Options exercised	(25,500)	.01
Options cancelled or expired	(1,103)	20.18
Options outstanding, September 30, 2005 (234,156 exercisable)	1,101,675	2.01
Options granted	929,121.48
Options exercised	(128,000)	.01
Options cancelled or expired	(120,570)	3.35
Options outstanding, September 30, 2006 (238,616 exercisable)	1,782,226	$1.26

The following summarizes additional information regarding options outstanding and options exercisable as of September 30, 2006:

			Option Outstanding			Options Exercisable
Range of Exercise Price			Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price

$0.45	-	$0.45	332,300	$0.45	9.15	0	$0.00
0.50		0.50	551,121	0.50	9.15	0	0.00
0.55	-	0.55	269,650	0.55	8.32	58,730	0.55
0.61	-	0.61	551,121	0.61	8.32	110,225	0.61
3.50	-	67.50	76,004	15.51	4.96	67,631	16.93
68.44	-	68.44	200	68.44	3.59	200	68.44
75.00	-	75.00	125	75.00	.75	125	75.00
80.00	-	80.00	900	80.00	.73	900	80.00
82.50	-	82.50	605	82.50	.39	605	82.50
96.25	-	96.25	200	96.25	.08	200	96.25

$0.01		$123.13	1,782,226	$1.26	8.58	238,616	$5.90

The weighted average option price of exercisable options was $5.90 and $7.02 at September 30, 2006 and 2005, respectively.

Employee Retirement Savings and Deferred Profit Sharing Plan

Under the retirement savings provisions of the Company’s retirement plan established under Section 401(k) of the Internal Revenue Code, employees are generally eligible to contribute to the plan after three months of continuous service in amounts determined by the plan. The Company does not make matching contributions and, therefore, no amounts have been charged to expense.

The deferred profit sharing portion of the plan provides that the Company may make contributions to the plan based upon a formula measuring profitability in relation to revenues. Additional amounts may be contributed at the discretion of the Company. There were no such contributions in the two fiscal years ended September 30, 2006.

10. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by allocating net income (loss) available to common stockholders to common and Class B shares based on their contractual participation rights to share in such net income as if all the income for the year had been distributed. Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock. The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period. In computing diluted earnings per share, the average price of the Company’s common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants. Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued. The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the years ended September 30, 2006 and 2005 (in thousands, except shares and per share data):

Year Ended September 30,

	2006	2005
Net income (loss)	$(1,325)	$3,292
Dividends applicable to preferred stock	(1,760)	(1,772)
Net income (loss) applicable to common and Class B stock	$(3,085)	$1,520
Net income (loss) applicable to common stock - basic	$(2,589)	$1,292
Net income (loss) applicable to Class B stock - basic	$(496)	$228

	Year Ended September 30,
	2006	2005	2006	2005
	Common Stock		Class B Stock
Numerator for basic earnings per share - net income (loss)	(2,589)	1,292	(496)	228

Reallocation for potential dilutive common shares	-	75	-	(75)

Effect of dilutive securities — Add back convertible note interest	-	122	-	13

Numerator for diluted earnings (loss) per share - net income (loss)	(2,589)	1,489	(496)	166

Denominator for basic earnings per share - weighted average outstanding shares	3,416,156	3,331,162	653,947	662,220

Effect of dilutive securities:
Employee stock options	-	226,618	-	-
Warrants	-	241,755	-	-
Convertible notes payable	-	1,612,556	-	-

Dilutive potential common shares		2,080,929	-	-

Denominator for diluted earnings (loss) per share	3,416,156	5,412,091	653,947	662,220

Basic earnings (loss) per common share	(0.76)	0.39	(0.76)	0.35

Diluted earnings (loss) per common share	(0.76)	0.28	(0.76)	0.25

In fiscal 2006 and 2005, no effect has been given to certain outstanding options and warrants, convertible securities and contingently issuable shares in computing diluted income (loss) per common share as their effect would be antidilutive. Such share amounts which could potentially dilute basic earnings per share are as follows:

	No. of Shares
	2006	2005
Stock warrants	4,093,251	-
Stock options	1,782,226	55,604
Convertible preferred stock	782,496	787,900
Contingently issuable shares*	2,155,994	1,785,983
Total	8,813,967	2,629,487

* Common stock contingently issuable to the Company’s senior secured lenders in the event of default or if certain payment terms are not met are excluded from the computation of earnings per share because the contingency defined in the loan agreement has not taken place (for further discussion of these items, see Note 3).

11. Related Party Transactions

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman Celler Spett & Modlin, P.C. (“WCSM”) to whom the Company was indebted for legal services of $2,179,000 for work performed prior to the Company’s bankruptcy filing in November 2001 and in settlement for which the Company issued subordinated debentures. The bankruptcy court also approved $294,000 for work performed by WCSM while the Company operated in bankruptcy. Furthermore, the Company was indebted to Mr. Modlin for fees for Company director meetings for which he received subordinated debentures in the total amount of $16,400. Thereafter, WCSM agreed to work on a specific litigation matter on a contingency basis (see Note 13, “Recovery of Lease Receivable and Related Party Transaction”). WCSM has outstanding amounts owed totaling $763,000 for work performed for the Company between September 15, 2003 and September 30, 2006.

See Note 3 regarding loans made to the Company by Messrs. Howard Modlin and John L. Segall, and Note 16 regarding stock options granted on October 16, 2006 to directors and other employees.

12. Other Current Liabilities and Other Long-Term Liabilities

Other current liabilities are comprised of the following (in thousands):

September 30,	2006	2005

Liabilities for foreign tax obligations	$510	$1,858
Accrued professional fees (unbilled)	967	1,412
Accrued post retirement benefits	528	602
Accrued property taxes	728	670
Deferred income	668	278
Priority tax claims (short-term portion)	501	275
Other	798	790
	$4,700	$5,885

Other long-term liabilities at September 2006 and 2005 in the amounts of $539,000 and $1,032,000, respectively, consist of priority tax claims and related accrued interest to be paid over six years in accordance with the Company’s reorganization plan and emergence from bankruptcy.

13. Other Income, Net

Other income, net is comprised of the following (in thousands):

Year ended September 30,	2006	2005

Loss on extinguishment of debt (see Note 3)	$(389)	-
Gain on sale of subsidiary	1,074	-
Gain on liquidation of subsidiary	575	-
Recovery of lease receivable, net	425	-
Recoveries on note receivable	-	$4,737
Gain on sale of minority interest	-	300
Other, net	201	331

	$1,886	$5,368

Gain on Sale of Subsidiary

The Company received a favorable decision in its case brought in the Superior Court in Montreal, Quebec, Canada against Miranda Technologies Inc. and Miranda Media Networks Inc. relating to the sale of the Company’s Multi-Media Division in 2001. As a result of the decision the Company received payment in the amount of $1,211,000 Canadian dollars (approximately $1,074,000 U.S. dollars), net of withholding taxes, and recorded a corresponding net gain in the quarter ending September 30, 2006. Pursuant to an agreement with the Company’s senior lender, $500,000 was paid to such lender to reduce the Term Obligation . Of the balance, $154,000 was paid to Mr. Howard Modlin, the Company’s CEO, without interest, in repayment of a $24,000 demand loan made on August 10, 2006 and in repayment of another $130,000 demand loan made on September 20, 2006 because of unexpected delays in receiving the proceeds of the judgment. The balance of the judgment was used for working capital purposes.

Gain on Liquidation of Subsidiary

In July 2002 General DataComm Limited (UK), an inactive subsidiary, was turned over to liquidators for the purpose of finalizing the accounts. At that time, the subsidiary’s estimated outstanding net amount due general creditors was $338,000 and such amount was reflected as a liability in the Company’s consolidated financial statements. Furthermore, the liquidators had thereafter advised that there had been recoveries which would be used to pay off a portion or all of the creditors’ claims and the Company reported that it intended to record such recoveries when finalized.

On September 28, 2006 the Company was advised that the liquidators had paid all outstanding claims and liquidation expenses and had forwarded excess funds to the Company in payment of its remaining stockholder interest. As a result, the Company recorded a gain, including the reversal of associated liabilities, of $575,000 in quarter ended September 30, 2006.

Recovery of Lease Receivable and Related Party Transaction

On February 28, 2006, the Company concluded litigation pursuant to a settlement agreement relating to amounts owed to its subsidiary, DataComm Leasing Corporation under an equipment lease agreement. The Company recorded a recovery gain in the amount of $425,000, which was net of legal fees and expenses totaling $275,000. The law firm of Weisman Celler Spett & Modlin, P.C. in which Mr. Howard S. Modlin is President, earned fees in the amount of $231,399 (of which $81,399 remains unpaid) on this settlement, under a contingency agreement that had been previously approved by the Company’s Board of Directors. Mr. Modlin is Chairman, President and Chief Executive Officer of the Company.

Recoveries on Note Receivable Arising from Sale of Business

In August 2001, the Company received a note in the amount of $17.0 million as partial consideration for the sale of its Asynchronous Transfer Mode business and retained a security interest in the underlying assets. As repayment of the note, which constituted the principal consideration in the transaction, was dependent on future successful operations of the purchaser (Ahead Communications Systems, Inc. or “ACS”), the Company determined that it retained substantial risks of ownership of the business. Accordingly, although legal transfer of ownership of the business occurred, the sale was not treated as a divestiture for accounting purposes. Shortly after the sale, the Company, ACS and ACS’ parent company in Austria (Ahead Communications Systems AG), which had guaranteed payment of the note, all filed for bankruptcy protection, ACS defaulted on the note payment and disputes arose relating to the division sale agreements. Accordingly, in fiscal 2001 the Company recorded an impairment charge related to the assets sold to ACS by providing a valuation allowance against the note for its unpaid principal amount. On May 5, 2005 the Company received a payment of $2,747,848 in partial satisfaction of the note, as a result of the liquidation of ACS’ parent company in Austria. Such payment was used to reduce senior secured debt as required under the Company’s senior loan agreement The Company recorded a gain for the amount of the payment in the fiscal year ended September 30, 2005.

On May 19, 2005, the Company, ACS and the Official Committee of Unsecured Creditors in the ACS bankruptcy case filed with the Bankruptcy Court for the District of Connecticut, a jointly approved Chapter 11 Plan (the “Plan”) which was confirmed on June 15, 2005 by the Bankruptcy Court and which became effective June 30, 2005. Under the Plan, all remaining property, after payment of amounts due for administration claims, priority tax claims, unsecured claims and priority claims, was first transferred to a newly organized Connecticut subsidiary of the Company which was subsequently merged into General DataComm, Inc.
 The Company recorded a gain of $1,989,000 in the fiscal year ended September 30,2005 to reflect the fair value of the ACS assets received less liabilities assumed in final settlement of the note that ACS owed to the Company. Such assets and liabilities and resulting gain were as follows:

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

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the year ended September 30, 2005 combined with the operations of ACS as though final settlement of the ACS note had been completed as of October 1, 2004.

Year Ended September 30,
2005
(Unaudited)
Revenue	$19,639
Net Income applicable to common and Class B stock	478
Earnings per share:
Basic - common stock	$0.12
Basic - Class B stock	$0.11
Diluted - common stock	$0.10
Diluted - Class B stock	$0.09

Gain on Sale of Minority Investment and Trademark License Agreement

In November 2004, the Corporation sold its 25% minority interest in General DataComm de Mexico, S.A. de C.V. for $300,000 and recorded a gain in the same amount. The proceeds were applied to the Company’s outstanding loans with its senior lenders. In addition, the Company has entered into a trademark license agreement with the purchaser for an annual license fee of $75,000, amortized in equal monthly installments and recorded in “other income”. Such agreement is renewed annually and expires in November of each year.

14. Settlement of Claims and Litigation

The Company negotiated settlements with its creditors on amounts claimed to be owed when the Company filed for bankruptcy protection, resulting in lower amounts owed of $258,000 in fiscal 2005. Such income is reflected as a reorganization item in the accompanying 2005 Statement of Operations.

The Company is involved in litigation in the ordinary course of business. There are no pending items the outcome of which in the Company’s opinion will have a material adverse effect on the Company’s financial condition or results of operations.

15. Operating Leases

At September 30, 2006 the Company had non-cancelable leases for sales offices with annual rent of $61,478 which expire through February 28, 2007. Aggregate remaining rentals under these leases at September 30, 2006 amount to approximately $19,429.

Net rental expense for fiscal 2006 and 2005 was approximately $94,514 and $46,313 respectively.

16. Subsequent Events

In October 10, 2006, the Stock Option Committee of the Board of Directors granted stock options pursuant to the Corporation’s 2005 Stock and Bonus Plan (“Plan”) to purchase 362,400 shares of Common Stock at 18 cents per share, including grants of 30,000 Plan shares to each of Lee M. Paschall, Aletta Richards and John L Segall, Directors, William G. Henry, Vice President, Finance and Administration and Principal Financial Officer and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 112,400 of such options to all of its employees other than its officers and directors. The Committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a stock option under the Plan to purchase 551,121 shares at 20 cents a share. All such options vest in increments of 20% a year over a five year period and expire ten years after grant.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman, President and Chief Executive Officer, and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective.

ITEM 8B. OTHER INFORMATION

(b) Reports on Form 8-K.

The following report on Form 8-K was filed during the last quarter of the period covered by this report:

A report on Form 8-K dated September 28, 2006 was filed on October 3, 2006 and amended on October 4, 2006, reporting a change to the Company’s senior loan agreement, a court ruling and temporary related-party loan, and a gain on liquidation of General DataComm Limited (UK).

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Position	Age

Howard S. Modlin	Chairman of the Board of Directors, Chief Executive Officer, President and Secretary	75

William G. Henry	Vice President, Finance and Administration and Chief Financial Officer	57

George M. Gray	Vice President, Operations and Chief Technical Officer	56

John L. Segall	Director	80

Aletta P. Richards	Director	54

Mr. Howard S. Modlin, Chairman of the Board and Chief Executive Officer was elected to such position in November 2001 following the death of Charles P. Johnson, the Company’s founder. Mr. Modlin was also elected President in April 2003. Mr. Modlin is an attorney and President of the firm of Weisman Celler Spett & Modlin, P.C., and has been Secretary, a Director and counsel to the Company since its formation.

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

Ms. Aletta P. Richards has been a Director of the Company since September 15, 2003 and is the director designee on behalf of the Trustee under the Indenture governing the Debentures issued under the Company’s Plan of Reorganization. During the past five years she has been Corporate Credit Manager of Sanmina Corporation, one of the Company’s creditors which received Debentures in settlement of its claims in the Chapter 11 proceedings.

Mr. Lee M. Paschall, who died December 17, 2006, had been a Director of the Company since 1981. He was a consultant, former Chairman and President of American Satellite Company from 1981 to 1985, and a telecommunications consultant between August 1978 and August 1981. Prior thereto he was a Lieutenant General, United States Air Force. He was a director of Thales Communications, Inc. He was designated the Audit Committee “financial expert” of the Company.

Audit Committee

The Audit Committee was comprised of two directors who were not officers or employees of the Company (Lee M. Paschall and John L. Segall). The Audit Committee had five meetings during the 2006 fiscal year to approve the independent accountants (Eisner LLP) for fiscal 2006 and to review and approve the fiscal 2006 interim unaudited financial statements and fiscal 2005 audited financial statements. Mr. Paschall died on December 17, 2006.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s  Board of Directors had determined that Lee Paschall, chairman of the Company’s audit committee, was an “audit committee financial expert” on the basis that he supervised the chief financial officer of a company in which he was Chairman and President. Mr. Paschall was an independent director, as that term is used in Item 7 (d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. Mr. Paschall died on December 17, 2006 and has not been replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Corporation’s executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Corporation.

Based solely on a review of the copies of reports furnished to the Corporation and discussions with the Corporation’s executive officers and directors, the Corporation believes that during the preceding year, all filing requirements applicable to executive officers and directors were met.

CODE OF CONDUCT AND ETHICS

We have adopted a Code of Conduct and Ethics (“Code”) that applies to all of the Company’s employees. The Code is located on the Company’s website (www.gdc.com). Any amendments or waivers to the Code will be promptly disclosed on our website as required by applicable laws, rules and regulations of the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

Reference is made to Item 1 of this Report on Form 10-KSB and specifically to the discussion of Risk Factors, relating to the ability of certain persons or groups to elect designees to the Board of Directors which could result in a change in control.

The following Summary Compensation Table sets forth the compensation paid or awarded to the named executive officers of the registrant for the fiscal years ended September 30, 2006, 2005 and 2004:

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation
				Awards			Payouts
				Other		Securities
				Amount	Restricted	Underlying		All Other-
Name and				Compens-	Stock	Optional	LTIP	Compen-
Principal Position	Year	Salary	Bonus	ation	Awards	SARS	Payouts	sation
	($)	($)	($)	($)	($)	(#)	($)	($)

Howard S. Modlin(1)	2006	-	-	-	-	-	-	-
Chairman of the	2005	-	-	-	-	-	-	-
Board of Directors	2004	-	-	-	-	-	-	-
And Chief Executive
Officer

William G. Henry(2)	2006	$150,302	-	$8,190	-	-	-	-
Vice President,	2005	$156,398	-	$8,190	-	-	-	-
Finance and	2004	$180,548	-	$8,190	-	-	-	-
Administration and
Chief Financial
Officer

George M. Gray(2)	2006	$144,345	-	$7,545	-	-	-	-
Vice President,	2005	$144,915	-	$7,245	-	-	-	-
Operations and	2004	$167,137	-	$7,245	-	-	-	-
Chief Technology
Officer

George T. Best(2)	2006	$ 93,942	-	$18,441	-	-	-	-
Vice President, Sales	2005	$138,254	-	$27,086	-	-	-	-
and Marketing	2004	$142,764	-	$29,078	-	-	-	-

(1)
Mr. Modlin has served without salary or bonus since he assumed such positions in November 2001 following the death of the Company’s founder and Chairman, Charles P. Johnson. The Company is paying the annual premium on a $5,000,000 life insurance policy on Mr. Modlin's life at an approximate annual cost of $45,400. Such amounts are not included in All Other Compensation as the Company is the owner of said policy which is collateral security for the obligations owed the Company’s senior lenders.

(2)
Mr. Henry became Vice President, Finance and Administration in April 2003. He was elected Vice President, Finance and Chief Financial Officer in fiscal 1999. Messrs. Gray and Best became executive officers on September 15, 2003. Mr. Best resigned his position o on August 18, 2006.

(3) Other Annual Compensation is comprised of the following:

			Term
		Car	Life
		Allowance	Insurance	Commissions	Total

William G. Henry	2006	$6,900	$1,290	-	$8,190
	2005	6,900	1,290	-	8,190
	2004	6,900	1,290	-	8,190
George M. Gray	2006	6,900	645	-	7,545
	2005	6,900	345	-	7,245
	2004	6,900	345	-	7,245
George T. Best	2006	4,379	792	$13,270	18,441
	2005	6,900	792	19,394	27,086
	2004	6,900	792	24,386	29,078

Reference is made to Notes 3 and 11 in the Notes to Consolidated Financial Statements in Item 7 of this Report on Form 10-KSB for description of related party transactions and loans made by Messrs. Modlin and Segall to the Company:

The following table sets forth information concerning individual grants of stock options made during the fiscal year end September 30, 2006.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

	Number of	Percent Of
	Securities	Total Options
	Underlying	SARs Granted	Exercise Or
	Options/SARs	To Employees	Base Price
Name	Granted	In Fiscal Year	(SARs)	Expiration Date

Howard S. Modlin, CEO	551,121	59.3%	$0.50	November 21, 2015
William G. Henry	30,000	3.2%	$0.45	November 21, 2015
George M. Gray	30,000	3.2%	$0.45	November 21, 2015
George T. Best	30,000	3.2%	$0.45	November 21, 2015

The following table sets forth certain summary information covering each exercise of stock options to purchase the Company’s common stock during the fiscal year ended September 30, 2006 by each of the named executive officers and the value of unexercised options as of September 30, 2006:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-The -Money Options at Fiscal Year-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Howard S. Modlin, CEO	0	0	111,275	992,017	0	0
William G. Henry	25,000	$6,000	22,839	56,562	0	0
George M. Gray	25,000	$5,250	16,500	56,500	0	0

The following table sets forth that there were no awards made to each named executive officer during the fiscal year ended Septembr 30, 2006 under any Long-Term Incentive Plan (“LTIP”):

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

	Number of	Preference or Other Period Until	Estimated Future Payouts Under Non-Stock Price-Based Plans
Name	Shares #	Maturities or Payment	Threshold	Target	Maximum

Howard S. Modlin, CEO	None	-	-	-	-
William G. Henry	None	-	-	-	-
George M. Gray	None	-	-	-	-
George T. Best	None	-	-	-	-

Director Compensation

No fees were paid to Directors for attendance at Board and Committee Meetings for the fiscal year ended September 30, 2006.

Employment Contracts

The Company has no employment contracts with any of its executives.

Stock Option Plans

Under the terms of the Company's Stock Option Plans in effect prior to 2003, officers and key employees under those plans selected by the Chairman of the Board or the Stock Option Committee, as the case may be, may be granted incentive stock options at an exercise price equal to or greater than the fair market value per share on the date of grant and non-incentive stock options at an exercise price equal to, greater than or less than the fair market value per share on the date of grant. While individual options can be issued under various provisions, options cannot be exercised during the first year, generally vest in increments of 25% per year over a four-year period and expire within ten years for outstanding options granted under the older plans. The Chairman or the Stock Option Committee, as the case may be, determines the number of stock options to be granted to any person, subject to the limitations on incentive stock options in Section 422A of the Internal Revenue Code of l986, as amended ("Code").

As part of the Chapter 11 Plan of Reorganization the Company adopted a 2003 Stock and Bonus Plan (“2003 Plan”) reserving 459,268 shares of Class B Stock and 459,268 shares of Common Stock for grant by the Stock Option Committee of the Board of Directors. The 2003 Plan provides for outright stock grants, conditional stock grants and non-incentive stock options. On September 30, 2003 the Stock Option Committee granted 459,268 shares of Class B stock to Howard S. Modlin and 25,000 shares of Common Stock to each of Messrs. Lee Paschall and John Segall. The Committee also granted an aggregate of 36,661 options to purchase Common Stock to 35 employees including 10,250 to William G. Henry and 10,000 to George M. Gray at $4.00 per share. Such options are not exercisable during the first year and thereafter vest in increments of 25% over a four year period and expire within five years. The Committee also granted an aggregate of 194,900 options to purchase Common Stock at $.01 a share to all 112 employees of the Company including 25,000 options to each of William G. Henry, George T. Best and George M. Gray which were exercisable through March 31, 2006. Such options were exercised by Mr. Best in fiscal 2005 and by Mr. Henry and Mr. Gray in fiscal 2006.

On January 26, 2005, the Board of Directors adopted a new 2005 Stock and Bonus Plan (“2005 Plan”) covering 1,200,000 shares of Common Stock, and the Stock Option Committee authorized certain options pursuant to the new 2005 Plan. The 2005 Plan is similar to the 2003 Stock and Bonus Plan. No shares of Class B are authorized under the Plan.

Pursuant to the 2005 Plan, the Committee granted to Howard S. Modlin, Chief Executive Officer, a stock option to purchase 551,121 shares at $.61 per share and granted to each of Lee Paschall, Aletta Richards and John L. Segall, Directors, stock options to purchase 30,000 shares at $.55 per share, of the Corporation’s Common Stock. The Committee also granted an aggregate of 212,050 options to 75 employees to purchase the Corporation’s Common Stock at an option price of $.55 per share, including 30,000 options to each of George Best, Vice President, Sales and Marketing, William G. Henry, Vice President, Finance and Administration and Principal Finance Officer, and George Gray, Vice President, Operations and Chief Technology Officer. The options vest in increments of 20% one, two, three, four and five years after grant and expire ten years after grant.

See Note 20, “Subsequent Events” for discussion of stock options granted after the September 30, 2006 fiscal year end.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 8, 2006 with respect to the beneficial ownership of the Corporation’s Class B Stock and Common Stock by all persons known by the Corporation to own more than 5% of the Corporation’s outstanding Class B Stock or Common Stock who are deemed to be such beneficial owners of the Corporation's Class B Stock or Common Stock under Rule 13d-3. The Percent of Class and Percent of All Classes presented are based upon shares outstanding at December 8, 2006. Class B Stock is convertible into Common Stock at any time on a share-for-share basis.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Percent of All Classes

Class B Stock, $.01 par value	Howard S. Modlin General DataComm Naugatuck, CT 06770	459,943*	70.3%	11.2%

Common Stock, $.01 par value	Howard S. Modlin General DataComm Naugatuck, CT 06770	4,095,683*	54.2%	55.5%

Common Stock, $.01 par value	John L. Segall General DataComm Naugatuck, CT 06770	1,144,197**	25.4%	22.2%

Common Stock, $.01 par value	Howard M. Benedek Investor	167,170***	5.0%	4.2%

*     The amount and percentage of Common B Stock and percent of all classes includes Class B Stock but does not include the following shares of common stock which are included in the amount of common stock held: 9,053 shares are owned by Mr. Modlin’s law firm pursuant to Rule 13d-3, an additional 909,090 shares are deemed owned on exercise of a five year warrant issued April 20, 2006, 2,084,204 shares are deemed owned on exercise of a seven year warrant issued December 9, 2005, 761,614 shares are deemed owned on exercise of a five year warrant issued September 30, 2004, 1,050 shares are deemed owned based on options to purchase common stock which could be exercised by the Mr. Modlin as follows: 450 at $37.50 per share and 600 at $26.875 per share, respectively, expiring March 4, 2008 and October 20, 2009, respectively, 220,448 shares at 61 cents per share are deemed owned pursuant to an option for 551,121 shares expiring on January 25, 2015 and 110,224 shares at 50 cents a share under an option granted November 22, 2005. The total does not include an aggregate of 99,722 shares of common and Class B stock or 2.42% of the outstanding shares consisting of (i) 11,200 shares of common stock and 3,400 shares of Class B stock owned by the Mr. Modlin’s wife, the beneficial ownership of which the Mr. Modlin disclaims, and (ii) an aggregate of 85,122 shares, held as trustee for the benefit of two children of Charles P. Johnson, the Company’s former Chairman, of which Mr. Modlin is the sole trustee, the beneficial ownership of which Mr. Modlin disclaims. Such shares held as trustee consist of 78,683 shares of Class B stock convertible into a like number of shares of common stock, 4,607 shares of common stock and an additional 1,832 shares of common stock if 20,000 shares of the Company’s 9% Cumulative Convertible Exchangeable Preferred Stock are converted into common stock at $136.50 per share. In calculating the aforesaid percentage of excluded shares, the amount of 1,832 shares acquirable on conversion is added to the shares of the Company outstanding at September 30, 2006. The 54.2% deemed owned is obtained by dividing the number of common stock shares deemed owned by the outstanding common stock increased by adding all shares acquirable on exercise or conversion in the next 60 days. The balance of the shares under both the stock option expiring January 25, 2015 and the stock option issued November 22, 2005 and shares issuable under the option granted October 10, 2006 are not included because no such shares may be acquired in the next 60 days.

**
Pursuant to Rule 13d-3, 1,100,047 shares are deemed owned by Mr. Segall on the exercise of a warrant issued December 9, 2005 expiring December 8, 2012 to purchase Common Stock at $0.575 per share, 1,050 shares are deemed owned based on options to purchase Common Stock which could be exercised as follows: 450 at $37.50 per share and 600 at $26.875 per share, respectively, expiring March 4, 2008 and October 20, 2009, respectively, and 12,000 shares pursuant to an option expiring January 25, 2015 at 55 cents per share 6,000 shares pursuant to an option expiring November 15, 2015 at 45 cents a share.

***  Information obtained from Form 13G dated December 7, 2004 filed with the Securities and
Exchange Commission by Howard M. Benedek, Investor.

Each director and each executive officer listed in the Summary Compensation Table in Item 10 of this Form 10-KSB, (on page 53) has advised the Corporation that, as of December 9, 2006 he or she owned beneficially, directly or indirectly, securities of the Corporation in the amounts set forth opposite his or her name as follows:

Name	Shares of Common Stock Owned	Percent of Class	Shares of Class B Stock Owned (1)	Percent of Class	Percent of All Classes

Howard S. Modlin	4,095,683 (2)	54.2%	459,943	70.3%	55.5%

William G. Henry	47,892 (3)	1.7%	-	-	1.4%

George M. Gray	41,500(4)	1.5%	-	-	1.3%

Lee M. Paschall	44,050 (5)	1.3%	577	0.1%	1.1%

John L. Segall	1,144,197 (6)	25.9%	-	-	21.8%

Aletta Richards	18,000(7)	0.5	-	-	0.4%

Directors and Officers as a group (6 individuals)	5,391,322(8)	70.3%	460,520 (8)	70.4%	70.3%

(1)	The Class B Stock is convertible into Common Stock at any time on a share-for-share basis.

(2)
9,053 shares are owned by Mr. Modlin’s law firm, pursuant to Rule 13d-3 an additional 909,090 shares are deemed owned on exercise of a five year warrant issued April 20, 2006, 2,084,204 shares are deemed owned on exercise of a seven year warrant issued December 9, 2005, 761,614 shares are deemed owned on exercise of a five year warrant issued September 30, 2004, 1,050 shares are deemed owned based on options to purchase common stock which could be exercised by Mr. Modlin as follows: 450 at $37.50 per share and 600 at $26.875 per share, respectively, expiring March 4, 2008 and October 20, 2009, respectively, 220,448 shares at 61 cents per share are deemed owned pursuant to an option for 551,121 shares expiring on January 25, 2015 and 110,224 shares at 50 cents a share under an option granted November 22, 2005. The total does not include an aggregate of 99,722 shares of common and Class B stock or 2.42% of the outstanding shares consisting of (i) 11,200 shares of common stock and 3,400 shares of Class B stock owned by Mr. Modlin’s wife, the beneficial ownership of which Mr. Modlin disclaims, and (ii) an aggregate of 85,122 shares, held as trustee for the benefit of two children of Charles P. Johnson, the Company’s former Chairman, of which Mr. Modlin is the sole trustee, the beneficial ownership of which Mr. Modlin disclaims. Such shares held as trustee consist of 78,683 shares of Class B stock convertible into a like number of shares of common stock, 4,607 shares of common stock and an additional 1,832 shares of common stock if 20,000 shares of the Company’s 9% Cumulative Convertible Exchangeable Preferred Stock are converted into common stock at $136.50 per share. In calculating the aforesaid percentage of excluded shares, the amount of 1,832 shares acquirable on conversion is added to the shares of the Company outstanding at September 30, 2006. The 54.2% deemed owned is obtained by dividing the number of common stock shares deemed owned by the outstanding common stock increased by adding all shares acquirable on exercise or conversion in the next 60 days. The balance of the shares under both the option expiring January 25, 2015 and the stock option issued November 22, 2005 and shares issuable under the stock option granted October 10, 2006 are not included because no such shares may be acquired in the next 60 days.

.

(3)
Includes 25,000 shares owned by Mr. Henry, 34,839 shares which Mr. Henry could acquire by the exercise of stock options within sixty (60) days and 53 shares held in the Corporation’s 401(k) Stock Fund.

(4)	Includes 25,000 shares owned by Mr. Gray and 28,500 shares which Mr. Gray could acquire by the exercise of stock options within sixty (60) days.

(5)	Includes 25,000 shares owned by Mr. Paschall and 19,050 shares which Mr. Paschall could acquire by the exercise of stock options within sixty (60) days. Mr. Paschall died December 17, 2006.

(6)
Includes 25,100 shares owned by Mr. Segall, 19,050 shares which Mr. Segall could acquire by the exercise of stock options and 1,100,047 shares which could be acquired on exercise of a warrant at $0.575 per share within sixty (60) days.

(7)	Includes 18,000 shares of Common Stock which Ms. Richards could acquire by the exercise of stock options within sixty (60) days.

(8)
Includes 450,111 shares of Common Stock which persons in the group have the right to acquire by the exercise of stock options within sixty (60) days, 53 shares, of Common Stock held in the Corporation’s 401(k) Stock Fund, 9,053 shares of Common Stock held by Mr. Modlin’s law firm, 761,614 shares acquirable by Mr. Modlin on exercise of a warrant at $0.32825 a share, 2,084,204 shares acquirable by Mr. Modlin on exercise of a warrant at $0.575, 909,090 shares acquirable by Mr. Modlin on exercise of a warrant at $0.275 a share and 1,100,047 shares acquirable by Mr. Segall on exercise of a warrant at $0.575 a share. Does not include 3,400 shares of Class B Stock and 11,250 shares of Common Stock owned directly by members of the directors’ and officers’ immediate families, the beneficial ownership of which they disclaim. Also does not include 74,683 shares of Class B Stock and 6,439 shares of Common Stock beneficially held in trusts for children of Charles P. Johnson, the Company’s former Chairman, of which Mr. Modlin is the sole trustee, the beneficial ownership of which Mr. Modlin disclaims.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	15,231	$41.22	None

Equity compensation plans not approved by security holders	1,766,995	0.92	1.377,569

Total	1,782,226	$1.26	1,377,569

Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to or less than the market price on the date of grant. While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 25% per year over a four-year period and expire within five years (ten years for options granted prior to fiscal 2002). Under the terms of these stock option plans, the Company has reserved a total of 1,377,569 shares of common stock at September 30, 2006. See Note 16 in the Notes to Consolidated Financial Statements included in Item 7 in this Form 10-KSB for description of options granted on October 16, 2006.

The 2003 Stock and Bonus Plan also provides for outstanding grants of stock as described in Note 11 to consolidated financial statements. Officers, directors and employees are eligible for such grants under such plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman Celler Spett & Modlin, P.C. (“WCSM”) to whom the Company was indebted for legal services of $2,179,000 for work performed prior to the Company’s bankruptcy filing in November 2001 and in settlement for which the Company issued subordinated debentures. The bankruptcy court also approved $294,000 for work performed by WCSM while the Company operated in bankruptcy. Furthermore, the Company was indebted to Mr. Modlin for fees for Company director meetings for which he received subordinated debentures in the total amount of $16,400. Thereafter, WCSM agreed to work on a specific litigation matter on a contingency basis (see Note 15). WCSM has outstanding amounts owed totaling $763,000 for work performed for the Company between September 15, 2003 and September 30, 2006.

On September 30, 2003 the Stock Option Committee of the Board of Directors awarded Mr. Modlin 459,268 shares of the Corporation’s Class B stock and Lee M. Paschall and John L. Segall, Directors, 25,000 shares each of the Corporation’s common stock, all subject to registration restrictions. Refer to Note 11, “Employee Incentive Plans” for further discussion. Messrs. Segall and Paschall respectively received subordinated debentures in the total amount of $19,900 and $17,900 in payment for directors fees for Company director meetings they attended prior to November 2001. In addition, Messrs. William G. Henry, Vice President, Finance and Administration, and George M. Gray, Vice President, Manufacturing and Engineering, have been issued subordinated debentures for services and bonuses prior to the Company’s bankruptcy filing in the amounts of $125,000 and $50,000, respectively.

Notes Payable to Related Parties

On December 9, 2005, the Company entered into amendments of its loan arrangements with Howard S. Modlin, Chairman of the Board and Chief Executive Officer, and John Segall, a Director. Pursuant to such amendments, an aggregate of $1,600,000 plus accrued interest thereon in secured loans from such directors maturing between September 29, 2005 and September 29, 2006 were extended. Such amendments generally provided that 50% of each such amended and related note was amended to be payable one year from the original due date. The conversion features of four notes held by Mr. Modlin, which were convertible into an aggregate of 1,103,897 shares of common stock, and three notes held by Mr. Segall, which were convertible into an aggregate of 508,659 shares of common stock, were eliminated, and unpaid accrued interest aggregating $230,945, was added to the amended and restated notes. Interest accrues at the rate of 10% per annum from December 9, 2005 and the first interest payment on the amended and restated notes was due May 1, 2006 (payment of interest on the amended loans has been deferred indefinitely in agreement with Mr. Segall and Mr. Modlin). In connection with the transactions, Mr. Modlin and Mr. Segall each received seven year warrants expiring December 8, 2012 to purchase common stock at $0.575 per share covering 2,084,204 shares and 1,100,047 shares, respectively. The transactions were unanimously approved by the Company’s Board of Directors of December 9, 2005. On February 17, 2006, the Company borrowed $250,000 from Mr. Modlin in the form of a demand note which bore interest at the rate of 10% per annum. On April 20, 2006, the Corporation entered into an amendment of its loan arrangement with Mr. Modlin whereby the $250,000 demand loan made by Mr. Modlin on February 17, 2006 was amended and restated into a term note, 50% of which is payable February 17, 2007 and 50% of which is payable February 17, 2008. Mr. Modlin received a seven year warrant expiring April 19, 2013 to purchase common stock at $0.275 per share covering 909,000 shares. The warrant was valued at $69,000 based upon an appraisal by an outside consultant and was recorded as debt discount and is being amortized in additional interest expense over the term of the debt. All loans made by Mr. Modlin and Mr. Segall are secured by all the assets of the Company behind the first lien of the Company’s senior lenders.

ITEM 13. EXHIBITS

Exhibit No. Description

3.1	Corrected Certificate of Amended and Restated Certificate of Incorporation of the Corporation (1)
3.2	Amended By-Laws of the Corporation [2]
4.1	Certificate of the Powers, Designation, Preferences, Rights and Limitations of 9% Cumulative Convertible Exchangeable Preferred Stock 3
4.2	Indenture dated May 1, 1997 covering presently unissued 9% Convertible Subordinated Debentures due 2006 4
4.3	Supplemental indenture, dated September 26, 1997, which amends the May 1, 1997 Indenture covering presently unissued 9% Convertible Subordinated Debentures due 20065
4.4	Indenture dated September 15, 2003 covering issued 10% Adjustable Senior Subordinated Debentures due 2007 6
4.5	Form of Warrant issued with 5% Cumulative Convertible Preferred Stock 7
4.6	Common Stock Purchase Warrant W-1 issued to Secured Lenders 8
4.7	Common Stock Purchase Warrant W-2 issued to Secured Lenders 9
4.8	Promissory Notes in the amounts of $343,315.07, $143,047.95, $146,164.38, $286,095.84 and $279,794.52, issued to Howard S. Modlin [10]
4.9	Promissory Notes in the amounts of $343,315.07, $143,047.95 and $146,164.38 issued to John L. Segall [11]
4.10	Warrant issued to Howard S. Modlin [12]
4.11	Warrant D-2 issued to Howard S. Modlin [13]
4.12	Warrant D-3 issued to John L. Segall[14]
4.13	Promissory Note in the amount of $250,000 issued to Howard S. Modlin[15]
4.14	Warrant D-4 issued to Howard S. Modlin[16]
10.1	2003 Stock and Bonus Plan[17]

10.2	Form of Stock Option Under 2003 Stock and Bonus Plan [18]
10.3	Form of Conditional Grant Under 2003 Stock and Bonus Plan [19]
10.4	Additional Senior Security Agreement [20]
10.5	1991 Stock Option Plan 21
10.6	1998 Stock Option Plan 22
10.7	Non-Statutory Stock Option Agreement Form - employee22
10.8	Non-Statutory Stock Option Agreement Form - non-employee22
10.9	Retirement Savings and Deferred Profit Sharing Plan, and related amendments [23]
10.10	Loan and Security Agreement dated as of August 20, 2002 between General DataComm Industries, Inc., et al., and Ableco Finance, LLC 24
10.11	Subordinated Security Agreement dated September 15, 2003 25
14.1	Code of Conduct and Ethics 26
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-15(e)/15d-15(e) Certification by Chief Executive Officer.
31.2	Rule 13a-15(e)/15d-15(e) Certification by Chief Financial Officer.
32.1	Section 1350 Certification by Chief Executive Officer.
32.2	Section 1350 Certification by Chief Financial Officer.

Exhibit footnotes
1	Incorporated by reference to Exhibit 3.1 to Form 10KSB for year ended September 30, 2005
2	Incorporated by reference to Exhibit 3.2 to Form 8-K/A dated September 18, 2003.
3	Incorporated by reference to Exhibit 4 to Form dated October 8, 1996.
4	Incorporated by reference to Exhibit 4.1 to Form 10-Q for quarter ended September 30, 1997.
5	Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended September 30, 1997.
6	Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 17, 2003.
7	Incorporated by reference to Exhibit 4.2 to Form 8-K dated July 31, 2000.
8	Incorporated by reference to Exhibit 4.2 to Form 8-K dated September 17, 2003.
9	Incorporated by reference to Exhibit 4.3 to Form 8-K dated September 17, 2003.
10	Incorporated by reference to Exhibits 10.2, 10.4, 10.6, 10.8 and 10.9 to Form 8-K dated December 14, 2005.
11	Incorporated by reference to Exhibits 10.3, 10.4 and 10.5 to Form 8-K dated December 14, 2005.
12	Incorporated by reference to Exhibit 10.3 to Form 8-K dated October 4, 2004.
13	Incorporated by reference to Exhibit 4.1 to Form 8-K dated December 14, 2005
14	Incorporated by reference to Exhibit 4.2 to Form 8-K dated December 14, 2005
15	Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 25, 2006
16	Incorporated by reference to Exhibit 4.1 to Form 8-K dated April 25, 2006
17	Incorporated by reference to Exhibit 10.2 to Form 8-KIA dated September 18, 2003.
18	Incorporated by reference to Exhibit 10.2 to Form 10-K for year ended September 30, 2003.
19	Incorporated by reference to Exhibit 10.3 to Form 10-K for year ended September 30, 2003.
20
Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 8, 2004. The Seventh Amendment thereto incorporating all prior amendments is incorporated by reference to Exhibit 10.1 to Form 8-K dated April 25, 2006.

21	Incorporated by reference from Form S-8, Registration Statement No. 333-35299.
22	Incorporated by reference from Form S-8, Registration Statement No. 333-52302.
23	Incorporated by reference from Form S-8, Registration Statement No. 33-37266. Amendments thereto are incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended December 31, 1996.
24
Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 17, 2003. The Fifth Amendment thereto incorporating all prior amendments is incorporated by reference to Exhibit 10.2 of Form 8-K dated October 4, 2004. The Seventh Amendment is incorporated by reference to Exhibit 10.1 to Form 10QSB dated August 14, 2006 (where is Sixth Amendment? Did we forget to file it)?

25	Incorporated by reference to Exhibit 10.1 to Form 8-K/A dated September 18, 2003.
26	Incorporated by reference to Exhibit 14.1 to Form 10-K for year ended September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company for the years ended September 30, 2006 and September 30, 2005, by its principal accounting firm, Eisner LLP are as follows:

Audit Fees: The aggregate fees for professional services rendered by Eisner LLP in connection with (i) the audit of annual financial statements (Form 10-KSB), and (ii) reviews of quarterly financial statements (Forms 10-QSB) for the years ended September 30, 2006 and 2005, were $173,500 and $162,000, respectively.

Audit Related Fees: The aggregate fees for professional services rendered by Eisner LLP for assurance and related services related to the audit services in connection with the Company’s financial statements for the years ended September 30, 2006 and 2005, were $15,000 and $17,800, respectively.

Tax Fees: There were no fees for professional services rendered by Eisner LLP for tax compliance, tax advice and tax planning for the years ended September 30, 2006 and 2005.

All Other Fees: There were no fees for professional services that were not included in audit fees, audit-related fees and tax fees for the years ended September 30, 2006 and 2005.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services.

The Audit Committee has a policy of considering and, if deemed appropriate, approving, on a case by case basis, any audit or permitted non-audit services proposed to be performed by Eisner LLP in advance of the performance of such service. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed by Eisner LLP. In connection with making any pre-approval decision, the Audit Committee must consider whether the provision of such permitted non-audit services by Eisner LLP is consistent with maintaining Eisner LLP’s status as the Company’s independent auditors.

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by Eisner LLP during the fiscal years ended September 30, 2006 and 2005 as described above.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HOWARD S. MODLIN	Chairman of the Board and	January 15, 2007
HOWARD S. MODLIN	Chief Executive Officer

/s/ WILLIAM G. HENRY	Vice President,	January 15, 2007
WILLIAM G. HENRY	Finance & Administration,
Chief Financial Officer

/s/ JOHN L. SEGALL	Director	January 15, 2007
JOHN L. SEGALL

__________________	Director	January 15, 2007
ALETTA RICHARDS