Form 10QSB
period 2006-12-31
GENERAL DATACOMM INDUSTRIES INC
filed 2007-02-20
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from__________to__________

Commission file number 1-8086

General DataComm Industries, Inc.

 (Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	06-0853856
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. employer Identification No.)

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

                                            Ye s ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

 Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                             Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUER

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2007:

3,470,813 shares of Common Stock
651,275 shares of Class B Stock

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

GENERAL DATACOMM INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

General DataComm Industries, Inc.
Condensed Consolidated Balance Sheets
(in thousands except shares)

	December 31,	September 30,
	2006	2006*
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$207	$246
Accounts receivable, less allowance for doubtful accounts of $495 at December 31, 2006 and $489 at September 30, 2006	2,313	2,486
Inventories	2,391	2,554
Other current assets	144	591
Total current assets	5,055	5,877
Property, plant and equipment, net	3,903	3,973
Total Assets	$8,958	$9,850

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt ($2,081 at December 31, 2006 and September 30, 2006 owed to related parties)	$28,787	$29,051
Accounts payable	2,276	2,658
Accrued payroll and payroll-related costs	515	596
Accrued interest	8,646	7,904
Other current liabilities	4,157	4,700
Total current liabilities	44,381	44,909
Other liabilities	534	539
Total Liabilities	44,915	45,448

Commitments and contingencies	—	—

Stockholders’ deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized, 781,996 shares issued and outstanding at December 31, 2006 and September 30, 2006; $30.1 million liquidation preference at December 31, 2006	782	782
Class B common stock, par value $.01 per share, 5,000,000 shares authorized; 651,275 shares issued and outstanding at December 31, 2006 and 653,947 shares at September 30, 2006	7	7
Common stock, par value $.01 per share, 25,000,000 shares authorized; issued: 3,470,813 shares at December 31, 2006 and 3,468,141 shares at September 30, 2006	35	35
Capital in excess of par value	198,842	198,751
Accumulated deficit	(235,638)	(235,183)
Accumulated other comprehensive income	15	10
Total Stockholders’ Deficit	(35,957)	(35,598)
Total Liabilities and Stockholders’ Deficit	$8,958	$9,850

* Derived from the Company’s audited consolidated balance sheet at September 30, 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

General DataComm Industries, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except share data)

	Three Months Ended December 31,
	2006	2005

Revenues
Product	$2,965	$2,574
Service	594	471

Total	3,559	3,045

Cost of revenues	1,313	1,367

Gross margin	2,246	1,678

Operating expenses:

Selling, general and administrative	1,339	1,492
Research and product development	608	857
	1,947	2,349

Operating income (loss)	299	(671)

Other income (expense):
Interest expense	(795)	(817)
Loss on extinguishment of debt	—	(389)
Other, net	44	68
	(751)	(1,138)

Loss before income taxes	(452)	(1,809)

Income tax provision	3	3

Net loss	(455)	(1,812)

Dividends applicable to preferred stock	(440)	(440)

Net loss applicable to common and Class B stock	$(895)	$(2,252)

Earnings (loss) per share: Common and Class B stock (basic and diluted)	$(0.22)	$(0.56)
Weighted average number of common and Class B shares outstanding: Common stock Class B stock	3,470,813 651,275	3,340,403 653,947

The accompanying notes are an integral part of these  condensed consolidated financial statements.

General DataComm Industries, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended December 31,
	2006	2005

Cash flows from operating activities:
Net (loss)	$(455)	$(1,812)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	87	89
Loss on extinguishment of debt	—	389
Stock compensation expense	91	—
Changes in:
Accounts receivable	173	188
Inventories	163	119
Accounts payable	(382)	869
Accrued payroll and payroll-related costs	(81)	(211)
Accrued interest	680	437
Other net current liabilities	(34)	431
Other net long-term assets	—	(231)

Net cash provided by operating activities	242	268

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(8)	(23)

Net cash used in investing activities	(8)	(23)

Cash flows from financing activities:
Principal payments on term obligation	(273)	(521)

Net cash used by financing activities	(273)	(521)

Net decrease in cash and cash equivalents	(39)	(276)

Cash and cash equivalents, beginning of period	246	878

Cash and cash equivalents, end of period	$207	$602

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$65	$116
Income taxes	$3	$—
Reorganization items (principally pre-petition tax claims)	$255	$49

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL DATACOMM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Liquidity

 The accompanying unaudited interim financial statements of General DataComm Industries, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of results which may be achieved for the entire fiscal year ending September 30, 2007. The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2006 as filed with the Securities and Exchange Commission.

On November 2, 2001, General DataComm Industries, Inc. and its domestic subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company continued in possession of its properties and the management of its business as debtors in possession.

The Company emerged from Chapter 11 effective on September 15, 2003 pursuant to a court-approved plan of reorganization. Under this plan, the Company was to pay all creditors 100% of their allowed claims based upon a five year business plan. However, the Company has not met its business plan objectives since emerging from Chapter 11 and cannot assure its investors that it will be able to obtain new customers or to generate the increase in revenues required to meet its business plan objectives. The Company has no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. In order to meet its obligations the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

At December 31, 2006 the Company had a stockholders’ deficit of approximately $36.0 million. In addition, it had a working capital deficit of approximately $39.3 million, and the Company’s principal source of liquidity was cash and cash equivalents of $207,000. The large negative working capital reflects the classification of all long-term secured debt as current liabilities as described below.

The Company’s quarterly operating results are subject to fluctuations due to a number of factors resulting in more variability and less predictability in the Company’s quarter-to-quarter sales and operating results. Such factors include (but are not limited to): dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products. Because operating results can fluctuate significantly the Company may not be able to generate positive cash flow from operations in the future. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company. As of December 31, 2006 and September 30, 2006, as a result of not making certain required principal payments on its Term Obligation (see Note 4), the Company was in default under its senior loan agreement and accordingly, all long term debt and related accrued interest was classified as current liabilities at such dates. In January 2007, such default was waived by the senior lender as part of a loan amendment (see Note 7). Based on the uncertainty as to whether the Company will achieve sufficient cash flows from operations to meet its monthly loan payments required under its senior loan agreement as amended, the Company’s long-term debt and related accrued interest continue to be classified as current liabilities in the accompanying consolidated balance sheet at December 31, 2006.

The events and circumstances described above raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors have expressed uncertainty about the Company’s ability to continue as a going concern in their opinion on the Company’s fiscal 2006 financial statements.

Management has responded to its liquidity and cash flow risks as part of an ongoing strategy, by restructuring the sales force, increasing factory shutdown time, containing expenses, and reducing the size of the employee workforce. In addition, the Company has had to rely upon loans from related parties in the amount of $1,975,000, including $125,000 in January 2007 in order to make payments on its senior debt, and in January 2007 obtained an amendment to its senior loan agreement which reduced required principal payments on its Term Obligation (see Note 7). The Company also is actively marketing for sale or lease its headquarters land and building and is pursuing other asset recoveries, the proceeds of which would be used to reduce secured debt and related interest.

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

Note 2 - Earnings (Loss) Per Share

Basic earnings per share is computed by allocating net income available to common stockholders and to Class B shares based on their contractual participation rights to share in such net income as if all the income for the year had been distributed. Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock. However, a net loss is allocated evenly to all shares. The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period. In computing diluted earnings per share, which only applies in the event there is net income, the average price of the Company’s common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants. Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued. The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three months ended December 31, 2006 and 2005 (in thousands, except shares and per share data):

	Three Months Ended December 31,
	2006	2005

Net income (loss)	$(455)	$(1,812)
Dividends applicable to preferred stock	(440)	(440)
Net loss applicable to common and Class B stock	$(895)	$(2,252)

Net loss applicable to common stock-basic and diluted	$(754)	$(1,883)
Net loss applicable to Class B stock-basic and diluted	$(141)	$(369)

	Three Months Ended December 31,
	2006	2005	2006	2005
	Common Stock		Class B Stock

Numerator for basic and diluted earnings per share - net loss	$(754)	$(1,883)	$(141)	$(369)

Denominator for basic and diluted loss per share - weighted average outstanding shares	3,470,813	3,340,403	651,275	653,947

Basic and diluted loss per share	$(0.22)	$(0.56)	$(0.22)	$(0.56)

In the three months ended December 31, 2006 and 2005, no effect has been given to certain outstanding options and warrants, convertible securities and contingently issuable shares in computing diluted loss per share as their effect would be antidilutive. Such share amounts which could potentially dilute basic earnings per share are as follows:

	No. of Shares
	Three Months Ended December 31,
	2006	2005
Stock warrants	4,093,251	3,945,865
Stock options	2,672,647	2,017,326
Convertible preferred stock	781,996	782,496
Contingently issuable shares*	2,333,996	1,785,983
Total	9,881,890	8,531,670

* Common stock contingently issuable to the Company’s senior secured lenders in the event of default or if certain payment terms are not met are excluded from the computation of earnings per share because the contingency defined in the loan agreement has been waived or not taken place (for further discussion of these items, see Note 4).

3. Inventories

Inventories consist of (in thousands):

	December 31,	September 30,
	2006	2006
Raw materials	$705	$637
Work-in-process	1,084	945
Finished goods	602	972
	$2,391	$2,554

Inventories are stated at the lower of cost or market using a first-in, first-out method. Reserves in the amount of $3,448,000 and $3,442,000 were recorded at December 31, 2006 and September 30, 2006, respectively, for excess and obsolete inventories.

4. Long-Term Debt

Long-term debt consists of (in thousands):

	December 31,	September 30,
	2006	2006

Term Obligation	$2,328	$2,602
PIK Obligation	2,500	2,500
Notes Payable to Related Parties, net of debt discount of $45 at December 31, 2006 and $54 at September 30, 2006	2,036	2,026
Debentures	21,923	21,923
	28,787	29,051
Less current portion	28,787	29,051
	$0	$0

At both September 30, 2006 and December 31, 2006, the Company was in default under its senior loan agreement as a result of not making required principal payments on its Term Obligation. Accordingly, all long-term debt was classified as current liabilities at such dates. Such default was waived by the senior lenders in January, 2007 as part of a loan amendment. However, as there  is uncertainty whether the Company can achieve sufficient cash flow from operations to satisfy the debt service requirements of its senior loan agreement as amended, the senior secured debt (the Term Obligation and PIK Obligation) and the Debentures and Notes Payable to Related Parties, which contain cross default provisions, are classified as current liabilities on the accompanying balance sheet at December 31, 2006.

Interest on the PIK Obligation (prior to the loan amendment on January 17, 2007) and Debentures was not required to be paid currently. Such accrued interest amounted to $8,145,586 and $7,525,245, at December 31, 2006 and September 30, 2006, respectively, and is classified as a current liability along with the corresponding debt.

Long-term debt matures in amounts totaling $2,936,000 in fiscal 2007, $1,200,000 in fiscal 2008, and $24,651,000 in fiscal 2009 after giving effect to the amendment in January 2007 referred to below, assuming that there is no acceleration in the future due to an event of default. However, Notes Payable to Related Parties in the amount of $2,036,000 that mature in fiscal 2007 may not be paid until both the Term Obligation and PIK Obligation are repaid in full.

Term Obligation, PIK Obligation and Debentures

Under a loan amendment with its senior lenders entered into on January 17, 2007, the terms of the Term Obligation and PIK Obligation were substantially modified to provide for reduced principal payments, extension of terms, elimination of the minimum financial covenant requirement and other changes. See Note 7, “Subsequent Event”, for further discussion.

Under the previous terms of the loan and security agreement, minimum principal payments under a term loan due December 31, 2007 (the “Term Obligation”) were $250,000 per month. Interest was payable monthly at the greater of (i) 7.25% and (ii) the prime rate plus 2.5% (the prime rate was 8.25% on December 31, 2006). The Term Obligation is collateralized by all of the Company’s assets and proceeds from the potential sales of non-core assets and certain other proceeds must be used to reduce the Term Obligation.

The Company had reached an agreement with its senior secured lenders to extend the payment of the Term Obligation principal and interest in aggregate amount of $283,355 otherwise due on February 1, 2006 to be paid in four equal installments over the month of February 2006. Furthermore, on July 21, 2006 the senior loan agreement was amended to reduce principal payments to $25,000 per week for the period commencing May 1, 2006 to and including August 25, 2006; to defer principal payments, due in the amount of $250,000 from the first business day to the last business day of September and October 2006 and to increase the principal payments due from $250,000 to $393,750 for the months of November 2006 through February 2007, and defer such payments from the first business day to the last business day of each respective month. The net effect of these principal payment adjustments was to reduce earlier payment requirements and increase later payment requirements such that by the end of February 2007 all principal payments are again equal to the original loan schedule. Furthermore, the amendment included a provision that eliminated a financial covenant requirement to maintain a minimum amount of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) on a cumulative quarterly basis for the periods ended September 30, 2004 and June 30, 2006. Pursuant to further arrangements with the Company’s senior lender, such lender informally agreed to defer loan principal payments in the amount of $50,000 due in August 2006, $250,000 due in September 2006, $175,000 due in October 2006, $318,750 due in November 2006 and $243,750 due in December 2006, and to eliminate the EBITDA financial covenant requirement for December 31, 2006. As  a result of not making these required principal payments, the Company was in default of the Term Obligation at both September 30, 2006 and December 31, 2006. Such defaults were waived in January 2007 (see Note 7).

The Company’s senior secured lenders have warrants to purchase 10% of the Company’s common stock at $0.01 per share. Such lenders may also purchase an additional 10% of the Company’s common stock at $0.01 per share in the event of a default under the loan agreement. However, both such warrants and any common stock issued thereunder will be canceled if the secured lender’s outstanding debt is fully paid by December 31, 2008 (December 31, 2007 prior to the loan amendment on January 17, 2007). No amounts have been ascribed to the warrants issued to the secured lenders. Due to the nominal exercise price of the warrants, the underlying common shares are being accounted for as contingent interest. Accordingly, upon an event of default under the Term Obligation or the PIK Obligation described below, if not waived, or the nonpayment of indebtedness in full by December 31, 2008, the then quoted market price of the common shares which become issuable will be charged to operations.

The Company also previously entered into a loan with the senior secured lenders in the original principal amount of $5 million, subject to adjustment, due December 31, 2007 (the “PIK Obligation”). Interest accrues at the same rates as the Term Obligation. Principal in the amount of $2.5 million and accrued interest thereon were forgiven based on reductions in the Term Obligation under terms of an agreement which expired on December 31, 2004, leaving the principal balance owed of $2.5 million at December 31, 2006. However, the amount owing under the PIK Obligation was adjusted effective with the loan amendment on January 17, 2007 (see Note 7).

Debentures together with accrued interest mature on October 1, 2008. The Debentures were issued to unsecured creditors as part of the Company’s Plan of Reorganization. No principal is payable on the Debentures until the senior secured lenders’ claims are paid in full and no principal has been paid at December 31, 2006. Interest accrues at the annual rate of 10%, but such rate shall be reduced (in increments to 7 ¼%) if the Debentures are paid in full on or before September 15, 2007.

Notes Payable to Related Parties

On December 9, 2005, the Company entered into amendments of its loan arrangements with Howard S. Modlin, Chairman of the Board and Chief Executive Officer, and John Segall, a Director. Pursuant to such amendments, an aggregate of $1,600,000 plus accrued interest thereon in secured loans from such directors maturing between September 29, 2005 and September 29, 2006 were extended. Such amendments generally provided that 50% of each such amended and restated note was to be payable one and two years from the original due dates. The conversion features of four notes held by Mr. Modlin, which were convertible into an aggregate of 1,103,897 shares of common stock, and three notes held by Mr. Segall, which were convertible into an aggregate of 508,659 shares of common stock, were eliminated, and unpaid accrued interest aggregating $230,945, was added to the amended and restated notes. Interest accrues at the rate of 10% per annum from December 9, 2005 and the first interest payment on the amended and restated notes was due May 1, 2006 (payment of interest on the amended loans has been deferred indefinitely in agreement with Mr. Segall and Mr. Modlin). In connection with the transactions, Mr. Modlin and Mr. Segall each received seven year warrants expiring December 8, 2012 to purchase common stock at $0.575 per share covering 2,084,204 shares and 1,100,047 shares, respectively. The transactions were unanimously approved by the Company’s Board of Directors on December 9, 2005. In connection with the restructuring of the loans, in the quarter ended December 31, 2005, the Company recorded a non-cash loss on extinguishment of debt of $389,000 representing the value of the warrants issued. Such warrant value was determined based upon an appraisal by an outside consultant.

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

On January 16, 2007, Mr. Modlin made a demand loan of $125,000 to the Company (see Note 7).

Note 5. Accounting for Stock-Based Compensation

At December 31, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 6. Prior to October 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion  No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended September 30, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R) “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) using the modified prospective transition method.  Under that transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments (including stock options) granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. Compensation cost is recorded over the stock options’ vesting periods. As a result of adopting SFAS No. 123R, compensation cost recognized in the quarter ended December 31, 2006 was $90,571 and net loss for the quarter was increased by such amount or $0.02 per share (basic and diluted). The following table reflects the effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested stock options for the quarter ended December 31, 2005:

Three Months Ended December 31,
2005

Net loss, as reported	$(1,812)
Add: stock-based employee compensation expense included in reported net loss	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(78)
Proforma net loss	(1,890)
Dividends applicable to preferred stock	(443)
Proforma net loss applicable to common and Class B stock	$(2,333)
Proforma loss per share (basic and diluted)	$(0.58)

The value of options is estimated using the Black-Scholes method to compute the proforma amounts presented above.

Note 6. Employee Incentive Plans

The Company adopted a 2003 Stock and Bonus Plan (“2003 Plan”) reserving 459,268 shares of Class B Stock and 459,268 shares of common stock. On January 26, 2005, the Board of Directors adopted a new 2005 Stock and Bonus plan (“2005 Plan”) covering 1,200,000 shares of common stock. The 2005 plan is similar to the 2003 Plan. No shares of Class B stock are authorized under the 2005 Plan. On November 22, 2005, the Board of Directors amended the 2005 Plan to increase the options available for grant by 1,200,000. Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to, greater than or less than the market price on the date of grant. While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% per year over a five-year period and expire within ten years. At December 31, 2006 there were 486,948 options available for future issuance under the plans.

In October 10, 2006, the Stock Option Committee of the Board of Directors granted qualified stock options pursuant to the Corporation’s 2005 Stock and Bonus Plan to purchase 362,400 shares of Common Stock at 18 cents per share, including grants of 30,000 Plan shares to each of Lee M. Pashall, Aletta Richards and John L. Segall, Directors, William G. Henry, Vice President, Finance and Administration and Principal Financial Officer and George Gray, Vice President, Operaitons and Chief Technology Officer, and an aggregate of 112,400 of such options to all of its employees other than its officers and directors. The committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a stock option under the Plan to purchase 551,121 shares at 20 cents a share. All such options vest iin increments of 20% a year over a five year period and expire ten years after grant.

On December 17, 2006, Mr. Lee M. Paschall, Director and Audit Committee Financial Expert, died after a brief illness.

A summary of option activity under the Plans as of December 31, 2006, and changes during the three months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, September 30, 2006	1,782,226	$1.26
Options granted	914,521	0.19
Options exercised	—	-
Options cancelled or expired	(24,100)	3.76
Options Outstanding, December 31, 2006	2,672,647	$0.88	8.84	$0.00
Vested or expected to vest at December 31, 2006	2,145,916	$0.70	8.84	$0.00
Exercisable at December 31, 2006	476,131	$3.04	8.10	$0.00

As of December 31, 2006, there was $476,332 of total unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted-average period of 5.45 years.

The weighted-average grant-date fair value of options granted during the quarter ended December 31, 2006 was $0.19 per share, which was estimated using the Black Scholes model and the following weighted average assumptions:

Risk-free interest rate	4.55
Volatility (%)	277%
Expected life (in years)	6.50
Dividend yield rate	Nil

Expected volatility is based on historical volatility in the Company’s stock price over the expected life of the options. The risk-free interest rate is based on the annual yield on the measurement date of a zero coupon U.S. Treasury Bond, the maturity of which equals the options expected life. The weighted average expected life of 6.50 years reflects the alternative simplified method permitted by SEC Staff Accounting Bulletin No. 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The dividend yield assumption is based on the Company's intent not to issue a dividend.

Note 7. Subsequent Event

Changes to Senior Loan Agreement and Related Gain on Restructuring of Debt, Court Approval and Temporary Related-Party Loan

In the Company’s Form 10-KSB for the year ended September 30, 2006 as filed with the Securities and Exchange Commission, the Company reported that it was in continuing negotiations with its senior lender, Ableco Finance LLC (“Ableco”), to establish a new schedule of payments for the Company’s outstanding debt and also to eliminate the financial covenant requirement.

On January 17, 2007, pursuant to an amendment to the senior loan agreement (“Loan Agreement”), the Company and Ableco have agreed to the following changes:

(a)	to reduce the principal amortization of the Term Obligation (and thereafter, the PIK Obligation) to $100,000 a month commencing January 15, 2007.

(b)	to reduce and fix the outstanding amount of the PIK obligation, including principal and interest, at $3,000,000 as of January 16, 2007.

(c)	to provide for a further reduction of the PIK Obligation by 50%, or $1,500,000, if both the Term Obligation and $1,500,000 of the PIK Obligation are repaid by December 31, 2007.

(d)
to extend the maturity date of the Loan Agreement from December 31, 2007 to December 31, 2008 and to extend dates in the existing warrants issued to Ableco Affiliates from December 31, 2007 to December 31, 2008.

(e)	to eliminate the minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) financial covenant;

(f)	to waive any prior defaults related to required loan amortization payments and to satisfying the minimum EBITDA financial covenant;

(g)	to provide for certain affiliates of Ableco to sell Debentures with a face value approximating $2,471,000 to the Company for consideration of $1.00; and

(h)	to permit Howard S. Modlin, the Company’s CEO, to make up to $2,000,000 in additional loans to the Company; repayment of principal of all such loans requires Ableco approval;

As a result of the changes to the Loan Agreement and the Debenture purchase, the Company expects to record a gain on restructuring of debt in the approximate amount of $4,060,000 in the quarter ending March 31, 2007. The amendment eliminates the loan default referred to in the Company’s Form 10-KSB report for the year ended September 30, 2006 as filed with the Securities and Exchange Commission.

Certain provisions of the foregoing amendment are subject to court approval in the Bankruptcy Court which had retained jurisdiction to finally determine the amount of the PIK Obligation. The Company has no reason to believe such court approval will not be obtained.

As permitted by the Loan Agreement as amended, on January 17, 2007 Howard S. Modlin made a demand loan of $125,000 to the Company which was intended to be a short-term loan.

Note 8. Recent Accounting Pronouncements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB AND IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2006 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

The Company has consolidated its operations into its owned facility in Naugatuck, Connecticut and downsized its staff and operating assets to more properly reflect its reduced operating requirements. As of December 31, 2006 the Company has 91 employees.

Unless otherwise stated, all references to “Notes” in the following discussion of “Results of Operations” and “Liquidity and Capital Resources” are to the “Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended December 31,
(in thousands)	2006	2005

Product	$2,965	$2,574
Service	594	471
Total Revenues	$3,559	$3,045

Revenues for the three months ended December 31, 2006 increased $514,000, or 16.9%, to $3,559,000 from $3,045,000 reported for the three months ended December 31, 2005. Product revenues increased $391,000, or 15.2%, while service revenues increased by $123,000, or 26.1%.

Sales of multi-service switches increased approximately $760,000 due to customer demand for new releases of these products. Inter-networking products sales increased approximately $340,000 as existing customers expanded their networks. These increases were partially offset by approximately $670,000 resulting from continued declines in sales of network access products to large telecommunication carriers.

The increase in service revenues in the quarter was due primarily to the acquisition of the multi-service product business and its base of service customers. In addition, the Company continues to grow its service business by expanding its offerings as part of focused strategy to address network monitoring and security.

The Company anticipates that demand for its legacy network access products will continue to decline and due to the “Risk Factors” mentioned below, there can be no assurance that orders for new products and products with enhanced features will increase to offset this decline. Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Margin

	Three Months Ended December 31,
(in thousands)	2006	2005

Gross Margin	$2,246	$1,678
Percentage of Revenues	63.1%	55.1%

Gross margin, as a percentage of revenues, in the three months ended December 31, 2006 was 63.1% as compared to 55.1% in the three months ended December 31, 2005. The increase of 8.0% was primarily due to sales of higher margined products, primarily multi-service switches (+3.6%), factory utilization and other efficiencies associated with higher volumes (+6.6%) offset by lower profit margins in the services business due to higher sub-contract costs (-2.2%).

In future periods, the Company’s gross margin will vary depending upon a number of factors, including the mix of products sold, the cost of products manufactured at subcontract facilities, the channels of distribution, the price of products sold, discounting practices, price competition, increases in material costs and changes in other components of cost of sales. As and to the extent the Company introduces new products, it is possible that such products may have lower gross profit margins than other established products in higher volume production. Accordingly, gross margin as a percentage of revenues is expected to vary.

Selling, General and Administrative

	Three Months Ended December 31,
(in thousands)	2006	2005

Selling, general and administrative	$1,339	$1,492
Percentage of revenues	37.6%	49.0%

The Company’s selling, general and administrative (“SG&A”) expenses decreased to $1,339,000, or 37.6% of revenue in the three months ended December 31, 2006 from $1,492,000, or 49.0% of revenue in the three months ended December 31, 2005. The decrease in spending in the quarter of $153,000, or 10.3% was primarily a result of lower legal expenses than the prior year when litigation to recover monies was active ($109,000), recovery of questionable accounts receivable ($22,000), reduced travel by the sales organization ($33,000) and other net reductions of $58,000 offset by $69,000 of stock compensation expense as a result of adopting Statement of Financial Accounting Standards No. 123(R) in the 2006 quarter.

Research and Product Development

	Three Months Ended December 31,
(in thousands)	2006	2005

Research and product development	$608	$857
Percentage of revenues	17.1%	28.1%

Research and product development (“R&D”) expenses decreased to $608,000, or 17.1% of revenues in the three months ended December 31, 2006 as compared to $857,000 or 28.1% of revenues in the three months ended December 31, 2005. The decrease of $249,000, or 29%, was due to a reduction in engineering staff ($147,000) and in use of outside consultants ($100,000) and other net reductions ($15,000) offset by additional stock compensation expense of $13,000.

Other Income (Expense)

Interest expense decreased to $795,000 in the three months ended December 31, 2006 from $817,000 in the three months ended December 31, 2005, due to lower senior debt levels resulting from principal payments made by the Company, offset by higher interest rates on Notes Payable to Related Parties and higher variable interest rates in the 2006 quarter on senior and other secured debt.

Additional items included in other income (expense) for the three months ended December 31, 2006 and 2005 totaled $44,000 and $(321,000), respectively. The 2006 quarterly amount includes $25,000 in sales of components no longer used, $37,000 income from a tradename license, offset by $18,000 in net loses primarily from foreign exchange. The 2005 quarterly amount includes a $389,000 loss from extinguishment of debt (see Note 4), $33,000 in sales of components no longer used, $33,000 income from a tradename license and other items totaling $2,000.

Provision for Income Taxes

Income tax provisions for each of the three months ended December 31, 2006 and 2005 of $3,000 reflect current state tax provisions only. No federal income tax provisions or tax benefits were provided in the three months ended December 31, 2006 and 2005 due to the valuation allowance provided against the net change in deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years. The Company has federal tax credit and net operating loss carryforwards of approximately $11.9 million and $213.3 million, respectively, as of September 30, 2006.

Liquidity and Capital Resources
	December 31,	September 30,
(in thousands)	2006	2006

Cash and cash equivalents	$207	$246
Working capital (deficit)	(39,326)	(39,032)
Total assets	8,958	9,850
Long-term debt, including current portion	28,787	29,051
Total liabilities	44,915	45,448

	Three Months Ended December 31,
	2006	2005

Net cash provided (used) by:
Operating activities	$242	$268
Investing activities	(8)	(23)
Financing activities	(273)	(521)

Note: Significant risk factors exist due to the Company’s limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See “Risk Factors” below for further discussion.

Cash Flows

Net cash provided by operating activities totaled $242,000 in the three months ended December 31, 2006. The net loss in the quarter was $455,000. Included in this net loss were non-cash expenses for depreciation and amortization of $87,000 and stock compensation expense of $91,000. A decrease in accounts receivable due to customer collections being higher than sales levels resulted in a source of cash of $173,000. Inventories were lower by $163,000 as the Company was able to achieve shipments of on-hand inventories to satisfy new customer orders and generate a source of cash through reduced purchasing. Unpaid interest which accrued on the Company’s debt increased $680,000 as a source of cash. Uses of cash include a decrease in unpaid vendor liabilities of $382,000, a reduction in accrued payroll of $81,000 due to timing of payrolls and a reduction in other net current liabilities of $34,000. The reduction in other net current liabilities reflects the proceeds received from a portion of a prior year legal settlement (+$213,000), and a prior year subsidiary liquidation (+$137,000) and other cash sources of $75,000, offset by reduction in deferred income on service contracts (-$236,000) and by annual cash payments of pre-petition tax claims (-$223,000).

Net cash provided by operating activities totaled $268,000 in the three months ended December 31, 2005. The net loss in the 2005 quarter was $1,812,000. Included in this net loss were non-cash expenses for loss on extinguishment of debt of $389,000 and for depreciation of $89,000. A decrease in accounts receivable due to customers collections being higher than new sales levels resulted in source of cash of $188,000. Inventories were lower by $119,000 as the Company was able to achieve shipments of on-hand inventories to satisfy customer orders and generate a source of cash through reduced purchasing. Unpaid interest which accrued on the Company’s debt increased $448,000. Other sources of cash include an increase in customer deposits of $468,000, an increase in unpaid vendor liabilities of $232,000, and a reduction in prepaid insurance of $147,000.

Net cash used by investing activities in the three months ended December 31, 2006 and 2005 was $8,000 and $23,000, respectively, for the acquisition of equipment.

Cash used by financing activities in the three months ended December 31, 2006 and 2005 was $273,000 and $521,000, respectively, representing payments made on the Company’s senior debt.

Liquidity

The Company has no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. The Company has significant short-term obligations including payment of bankruptcy-related and other unpaid professional fees, delinquent property taxes, priority tax claims from 2001 and prior years, and monthly payments of principal and interest under senior secured debt. The Company received an extension of payment terms for the amounts due to its senior secured lenders on February 1, 2006 and from May 1, 2006 to February 28, 2007 and relief from compliance with a financial covenant for the periods ended September 30, 2004 and June 30, 2006 (see Note 4). In fiscal 2004 the Company borrowed $1.6 million from related parties in order to meet its current payment obligations, which notes were extended in December 2005. In February 2006 an additional $250,000 was borrowed from a related party. Furthermore, the Company has other significant future outstanding obligations as shown in the accompanying condensed consolidated balance sheet at December 31, 2006. In order to meet these and other future payments the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

The Company’s failure to make required payments under the senior loan agreement would constitute an event of default.

Since emerging from bankruptcy, the Company has incurred operating losses of approximately $600,000 and interest expense, including unpaid interest on Debentures, of approximately $11 million. Furthermore, the ability of the Company to meet cash flow and loan payment requirements is directly affected by the factors described below in the section titled “Risk Factors”. There can be no assurance that the Company will be able to avoid a default on the senior loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($4.8 million at December 31, 2006) and foreclose on their security interests which, in turn, would result in cross-defaults of other debt instruments and likely would require the Company to again file for bankruptcy protection. Additional extension of time to pay and reduction of obligations were obtained in the January 17, 2007 amendment referred to in Note 7.

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

At December 31, 2006 the Company’s principal source of liquidity included cash and cash equivalents of $207,000 compared to $246,000 at September 30, 2006. At December 31, 2006, the Company’s working capital was a deficit of approximately $38.9 million, compared to a deficit of approximately $39.0 million at September 30, 2006. Negative working capital reflects the classification of all long-term secured debt as current liabilities due to the uncertainty as to whether the Company will achieve sufficient cash flows from operations to meet its monthly loan payment obligations.

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

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgements. See Note 2 in Notes to Consolidated Financial Statements in Item 7 in Form 10-KSB for the year ended September 30, 2006 as filed with the Securities and Exchange Commission for a summary of the Company’s significant accounting policies.

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

Impairment of Long-Lived Assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 144. The Company's long-lived assets consist of real estate, property and equipment. At both December 31, 2006 and September 30, 2006, real estate represented the only significant remaining long-lived asset that has not been fully written down for impairment.

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

Limited Financial Resources and Risk of Default. The Company has no current ability to borrow additional funds. It must, therefore, substantially fund operations from cash balances and cash generated from operating activities. The Company has significant short term obligations including payment of professional fees and payments of principal and interest under its senior loan agreement. Furthermore, the Company has significant outstanding obligations and commitments (see Item 6 in the Company’s annual report on Form 10-KSB for the year ended September 30, 2006 as filed with the Securities and Exchange Commission, in the section on “Liquidity” for additional discussion of this risk factor and the Company’s contractual cash obligations as of September 30, 2006).

The Company’s failure to make required payments under the senior loan agreement would constitute an event of default.

Since emerging from bankruptcy, the Company has incurred operating losses of approximately $600,000 and interest expenses, including unpaid interest on Debentures of approximately $11 million. Furthermore, the ability of the Company to meet cash flow and loan payment requirements is directly affected by the factors described in this “Risk Factors” section.

There can be no assurance that the Company will be able to avoid an event of default on its senior secured loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($4.8 million at December 31, 2006) and exercise their security interests which likely would require the Company to again file for bankruptcy protection. An acceleration by the senior secured lenders would also result in a default and acceleration by the debenture holders ($21.9 million outstanding at December 31, 2006). Based on the uncertainty of the Company achieving sufficient cash flows from operations to meet its monthly loan payment obligations, the Company’s long-term debt has been classified as current liabilities in the accompanying consolidated balance sheets at both December 31, 2006 and September 30, 2006.

Dependence on Legacy and Recently Introduced Products and New Product Development. The Company’s future results of operations are dependent on market acceptance of existing and future applications for the Company’s current products and new products in development. The majority of sales continue to be provided by the Company’s legacy products, primarily the DSU/CSU, V.34 lines which represented approximately 44% of net sales in fiscal 2006. The Company anticipates that net sales from legacy products will decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

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

A small number of customers have historically accounted for a majority of the Company’s sales. Sales to the Company’s top five customers accounted for 45% and 55% of sales in fiscal 2006 and 2005, respectively. There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. GDC expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2007, and possibly beyond. The loss of one or more service provider customers, such as occurred during the past three years through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results. A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

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

Industry consolidation could lead to competition with fewer, but stronger competitors. In addition, advanced termination products are emerging, which represent both new market opportunities, as well as a threat to the Company’s current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco, Alcatel-Lucent and Nortel Networks, into other equipment such as routers and switches. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company’s products and planned products, the Company’s business, financial condition and results of operations could be materially adversely affected. Many of the Company’s current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company’s competitors have long-established relationships with network service providers. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

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

The Company is Controlled by a Small Number of Stockholders and Certain Creditors. Mr. Howard Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 70% of the Company’s outstanding shares of Class B stock and has stock options and warrants that would allow him to acquire approximately 54% of the Company’s common stock. Furthermore, Mr. Modlin is also trustee for the benefit of the children of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 12% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors. The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which was designated by the Creditors Committee (and thereafter may be designated by the Trustee). The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full. In addition, until the Company’s primary secured loan obligations are paid in full, the primary secured lender, Ableco Finance LLC (“Ableco”) is entitled to designate three directors and, upon default in its loan, its affiliate shall have the right under the two warrants it holds, to (i) acquire up to 10% of the outstanding common stock depending on the amount of the outstanding secured debt at such time, and (ii) acquire 10% of the outstanding common stock on a diluted basis. Since Ableco’s loan was not repaid in full by September 15, 2006, the Trustee may designate two more directors, and, after payment in full of Ableco’s loan, in the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Trustee shall be entitled to select a majority of the Board of Directors. Accordingly, in absence of a default under Ableco’s loan, or a payment default under the Debenture, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock, Ableco and the Trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company. This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Company’s common stock, thereby making it less likely that a stockholder will receive a premium in any sales of shares. To date, the holders of the 9% Preferred Stock and Ableco have not designated any directors.

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

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000. Such dividend arrearages total $11,436,691.00 as of December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

See Note 7 “Subsequent Event”, included in the Notes to Condensed Consolidated Financial Statements included in Part I of the Form 10-QSB, concerning the “Changes to Senior Loan Agreement and Related Gain on Restructuring of Debt, Court Approval and Temporary Related - Party Loan”.

ITEM 6. EXHIBITS

(a) Exhibits Index:

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DATACOMM INDUSTRIES INC.

February 14, 2007	/s/ William G. Henry
William G. Henry Vice President, Finance and Administration Chief Financial Officer