Form 10QSB
period 2007-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 2007-05-15
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number 1-8086

General DataComm Industries, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	06-0853856
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6 Rubber Avenue, Naugatuck, CT 06770
(Address of Principal Executive Offices)

203-729-0271
(Issuer’s Telephone Number, Including Area Code)

_______________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2007:

3,474,373 shares of Common Stock
647,715 shares of Class B Stock

Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☒

GENERAL DATACOMM INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

General DataComm Industries, Inc.
Condensed Consolidated Balance Sheets
(in thousands except shares)

	March 31,	September 30,
	2007	2006*
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$479	$246
Accounts receivable, less allowance for doubtful accounts of $364 at March 31, 2007 and $489 at September 30, 2006	2,484	2,486
Inventories	2,347	2,554
Other current assets	300	591
Total current assets	5,610	5,877
Property, plant and equipment, net	3,813	3,973
Total Assets	$9,423	$9,850

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt ($2,315 at March 31, 2007 and $2,026 September 30, 2006 owed to related parties)	$26,660	$29,051
Accounts payable	3,064	2,658
Accrued payroll and payroll-related costs	590	596
Accrued interest	7,243	7,904
Other current liabilities	4,113	4,700
Total current liabilities	41,670	44,909
Other liabilities	540	539
Total Liabilities	42,210	45,448

Commitments and contingencies	-	-

Stockholders’ deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized, 781,996 shares issued and outstanding at March 31, 2007 and September 30, 2006; $31.4 million liquidation preference at March 31, 2007	782	782
Class B common stock, par value $.01 per share, 5,000,000 shares authorized; 647,715 shares issued and outstanding at March 31, 2007 and 653,947 shares at September 30, 2006	7	7
Common stock, par value $.01 per share, 25,000,000 shares authorized; issued: 3,474,373 shares at March 31, 2007 and 3,468,141 shares at September 30, 2006	35	35
Capital in excess of par value	198,900	198,751
Accumulated deficit	(232,528)	(235,183)
Accumulated other comprehensive income	17	10
Total Stockholders’ Deficit	(32,787)	(35,598)
Total Liabilities and Stockholders’ Deficit	$9,423	$9,850

*	Derived from the Company’s audited consolidated balance sheet at September 30, 2006.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

General DataComm Industries, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues
Product	$2,489	$4,245	$5,454	$6,819
Service	569	816	1,163	1,287

Total	3,058	5,061	6,617	8,106

Cost of revenues	1,269	1,974	2,582	3,341

Gross margin	1,789	3,087	4,035	4,765

Operating expenses:

Selling, general and administrative	1,421	1,604	2,760	3,096
Research and product development	615	858	1,223	1,715
	2,036	2,462	3,983	4,811

Operating income (loss)	(247)	625	52	(46)

Other income (expense):
Interest expense	(762)	(818)	(1,557)	(1,635)
Gain on restructuring of debt	4,062	-	4,062	-
Recovery of lease receivable, net	-	425	-	425
Loss on extinguishment of debt	-	-	-	(389)
Other, net	60	88	104	156
	3,360	(305)	2,609	(1,443)

Income (loss) before income taxes	3,113	320	2,661	(1,489)

Income tax provision	3	3	6	6

Net income (loss)	3,110	317	2,655	(1,495)

Dividends applicable to preferred stock	(440)	(440)	(880)	(880)

Net income (loss) applicable to common and Class B stock	$2,670	$(123)	$1,775	$(2,375)

Earnings (loss) per share: Basic-common stock Diluted - common stock Basic - Class B stock Diluted - Class B stock	$ $ $ $	0.66 0.65 0.59 0.59	$ $ $ $	(0.03 (0.03 (0.03 (0.03	) ) ) )	$ $ $ $	0.44 0.43 0.39 0.39	$ $ $ $	(0.59 (0.59 (0.59 (0.59	) ) ) )
Weighted average number of common and Class B shares outstanding: Basic-common stock Diluted - common stock Basic - Class B stock Diluted - Class B stock		3,473,542 4,122,088 648,546 648,546		3,386,072 3,386,072 653,947 653,947			3,472,163 4,122,088 649,925 649,925		3,363,978 3,363,978 653,947 653,947

The accompanying notes are an integral part of these
condensed consolidated financial statements.

General DataComm Industries, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$2,655	$(1,495)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	186	192
Loss on extinguishment of debt	-	389
Stock compensation expense	149
Gain on restructuring of debt	(4,062)	-
Changes in:
Accounts receivable	2	(774)
Inventories	207	607
Accounts payable	381	1,026
Accrued payroll and payroll-related costs	(6)	(72)
Accrued interest	1,120	1,095
Other net current liabilities	(235)	(388)
Other net long-term assets	8	(214)

Net cash provided by operating activities	405	366

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(8)	(46)
Net cash used by investing activities	(8)	(46)

Cash flows from financing activities:
Proceeds from notes payable to related parties	270	250
Proceeds from notes payable	222	303
Principal payments on notes payable	(83)	(76)
Principal payments on term obligation	(573)	(1,268)

Net cash used by financing activities	(164)	(791)

Net increase (decrease) in cash and cash equivalents	233	(471)

Cash and cash equivalents, beginning of period	246	878

Cash and cash equivalents, end of period	$479	$407

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$192	$244
Income and franchise taxes	3
Reorganization items	260	262

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

The Company emerged from Chapter 11 effective on September 15, 2003 pursuant to a court-approved plan of reorganization. Under this plan, the Company was to pay all creditors 100% of their allowed claims based upon a five year business plan. However, the Company has not met its business plan objectives since emerging from Chapter 11 and, therefore, there can be no assurance that any such outstanding claims will be paid. The Company has no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. In order to meet its obligations the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

At March 31, 2007 the Company had a stockholders’ deficit of approximately $32.8 million. In addition, it had a working capital deficit of approximately $36.1 million, and the Company’s principal source of liquidity was cash and cash equivalents of $479,000. The large negative working capital reflects the classification of all long-term debt as current liabilities as described below.

The Company’s quarterly operating results are subject to fluctuations due to a number of factors resulting in more variability and less predictability in the Company’s quarter-to-quarter sales and operating results. Such factors include (but are not limited to): dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products. Because operating results can fluctuate significantly the Company may not be able to generate positive cash flow from operations in the future. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company. As of September 30, 2006, as a result of not making certain required principal payments on its Term Obligation, the Company was in default under its senior loan agreement and accordingly, all long term debt and related accrued interest was classified as current liabilities at such date. In January 2007, such default was waived by the senior lender as part of a loan amendment (see Note 4). Based on the uncertainty as to whether the Company will achieve sufficient cash flows from operations to meet its monthly loan payments required under its senior loan agreement as amended, the Company’s long-term debt and related accrued interest continue to be classified as current liabilities in the accompanying consolidated balance sheet at March 31, 2007.

The events and circumstances described above raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors have expressed uncertainty about the Company’s ability to continue as a going concern in their opinion on the Company’s fiscal 2006 financial statements.

Management has responded to its liquidity and cash flow risks as part of an ongoing strategy, by restructuring the sales force, increasing factory shutdown time, containing expenses, and reducing the size of the employee workforce. In addition, the Company has had to rely upon loans from related parties in the amount of $2,274,000, including $270,000 in the quarter ended March 31, 2007, in order to make payments on its senior debt and in January 2007 obtained an amendment to its senior loan agreement which reduced required principal payments on its Term Obligation (see Note 4). The Company is pursuing the sale, lease or financing of its headquarters land and building, the proceeds of which would be used to reduce secured debt and taxes, and related interest.

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

Note 2 - Earnings (Loss) Per Share

Basic earnings per share is computed by allocating net income available to common stockholders and to Class B shares based on their contractual participation rights to share in such net income as if all the income for the year had been distributed. Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock. However, a net loss is allocated evenly to all shares. The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period. Diluted earnings per common share assumes the conversion of Class B Stock into common stock.  Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period. In computing diluted earnings per share, which only applies in the event there is net income, the average price of the Company’s common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants. Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued. The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three and six months ended March 31, 2007 and 2006 (in thousands, except shares and per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net income (loss)	$3,110	$317	$2,655	$(1,495)
Dividends applicable to preferred stock	(440)	(440)	(880)	(880)
Net income (loss) applicable to common and Class B stock	$2,670	$(123)	$1,775	$(2,375)
Net income (loss) applicable to common stock - basic	$2,286	$(103)	$1,519	$(1,988)
Net income (loss) applicable to Class B stock-basic	$384	$(20)	$256	$(387)

	Three Months Ended March 31,
	2007	2006	2007	2006
	Common Stock		Class B Stock

Numerator for basic earnings per share-net income (loss)	$2,286	$(103)	$384	$(20)
Reallocation of net income for potential dilutive common shares	384	-	-	-
Numerator for diluted earnings per share - net income (loss)	2,670	(103)	384	(20)
Denominator for basic earnings per share - weighted average outstanding shares	3,473,542	3,386,072	648,546	653,947
Effect of dilutive securities: Class B stock	648,546	-	-	-
Denominator for diluted earnings (loss) per share	4,122,088	3,386,072	648,546	653,947

Basic earnings (loss) per share	$0.66	$(0.03)	$0.59	$(0.03)
Diluted earnings (loss) per share	$0.65	$(0.03)	$0.59	$(0.03)

	Six Months Ended March 31,
	2007	2006	2007	2006
	Common Stock		Class B Stock

Numerator for basic earnings per share-net income (loss)	$1,519	$(1,988)	$256	$(387)
Reallocation of net income for potential dilutive common shares	256	-	-	-
Numerator for diluted earnings per share - net income (loss)	1,775	(1,988)	256	(387)

Denominator for basic earnings per share - weighted average outstanding shares	3,472,163	3,363,978	649,925	653,947
Effect of dilutive securities: Class B stock	649,925	-	-	-
Denominator for diluted earnings (loss) per share	4,122,088	3,363,978	649,925	653,947

Basic earnings (loss) per share	$0.44	$(0.59)	$0.39	$(0.59)
Diluted earnings (loss) per share	$0.43	$(0.59)	$0.39	$(0.59)

In the six months ended March 31, 2007 and 2006, no effect has been given to all outstanding options and warrants, convertible securities and contingently issuable shares in computing diluted (loss) per share as their effect would be antidilutive. Such share amounts which could potentially dilute basic earnings per share are as follows:

	No. of Shares
	Six Months Ended March 31,
	2007	2006
Stock warrants	4,093,251	3,184,251
Stock options	2,645,197	1,847,426
Convertible preferred stock	143,223	143,314
Contingently issuable shares*	2,200,752	1,843,002
Total	9,082,423	7,017,993

* Common stock contingently issuable to the Company’s senior secured lenders in the event of default or if certain payment terms are not met are excluded from the computation of earnings per share because the contingency defined in the loan agreement has not taken place (for further discussion of these items, see Note 4).

3. Inventories

Inventories consist of (in thousands):

	March 31,	September 30,
	2007	2006
Raw materials	$663	$637
Work-in-process	1,051	945
Finished goods	633	972
	$2,347	$2,554

Inventories are stated at the lower of cost or market using a first-in, first-out method. Reserves in the amount of $3,398,000 and $3,442,000 were recorded at March 31, 2007 and September 30, 2006, respectively, for excess and obsolete inventories.

4. Long-Term Debt

Long-term debt consists of (in thousands):

	March 31,	September 30,
	2007	2006

Term Obligation	$1,753	$2,602
PIK Obligation	3,000	2,500
Notes Payable to Related Parties, net of debt discount of $36 at March 31, 2007 and $54 at September 30, 2006	2,315	2,026
Debentures	19,453	21,923
Note Payable	139
	26,660	29,051
Less current portion	26,660	29,051
	$0	$0

At September 30, 2006 the Company was in default under its senior loan agreement as a result of not making required principal payments on its Term Obligation. Accordingly, all long-term debt was classified as current liabilities at such date. Such default was waived by the senior lenders in January 2007 as part of a loan amendment. However, as there is uncertainty whether the Company can achieve sufficient cash flow from operations to satisfy the debt service requirements of its senior loan agreement as amended, the senior secured debt (the Term Obligation and PIK Obligation) and the Debentures and Notes Payable to Related Parties, which contain cross default provisions, are classified as current liabilities on the accompanying balance sheet at March 31, 2007.

Interest on the PIK Obligation (prior to the loan amendment on January 17, 2007) and Debentures was not required to be paid currently. Such accrued interest amounted to $6,931,356 and $7,525,245, at March 31, 2007 and September 30, 2006, respectively, and is classified as a current liability along with the corresponding debt.

Long-term debt at March 31, 2007 matures in amounts totaling $3,654,000 in one year, and the balance of $23,006,000 in the second year, assuming that there is no acceleration in the future due to an event of default. However, Notes Payable to Related Parties in the amount of $2,315,000 that mature in one year, and Debentures in the amount of $19,453,000 that mature in the second year, may not be paid until both the Term Obligation and PIK Obligation are repaid in full.

Term Obligation, PIK Obligation and Gain on Restructuring of Debt

On January 17, 2007, pursuant to an amendment to the senior loan agreement (“Loan Agreement”), the Company and Ableco agreed to the following changes:

(a)
to reduce the principal amortization of the Term Obligation (and thereafter, the PIK Obligation) to $100,000 a month commencing January 15, 2007 (previously the principal amortization payments ranged between $250,000 and $393,750 a month);

(b)	to reduce and fix the outstanding amount of the PIK Obligation including principal and interest, at $3,000,000 as of January 16, 2007;

(c)	to provide for a further reduction of the PIK Obligation by 50%, or $1,500,000, if both the Term Obligation and $1,500,000 of the PIK Obligation are repaid by December 31, 2007;

(d)
to extend the maturity date of the Loan Agreement from December 31, 2007 to December 31, 2008 and to extend dates in the existing warrants issued to Ableco Affiliates from December 31, 2007 to December 31, 2008;

(e)	to eliminate the minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) financial covenant;

(f)	to waive any prior defaults related to required loan amortization payments and to satisfying the minimum EBITDA financial covenant;

(g)	to provide for certain affiliates of Ableco to sell Debentures with a face value approximating $2,471,000 together with accrued interest of $824,694 to the Company for consideration of $1.00; and

(h)	to permit Howard S. Modlin, the company’s CEO, to make up to $2,000,000 in additional loans to the Company; repayment of principal of all such loans requires Ableco approval.

Certain provisions of the foregoing amendment were approved by the Bankruptcy Court which had retained jurisdiction to finally determine the amount of the PIK Obligation.

As a result of the Debenture purchase which closed on January 17, 2007 and the adjustment to PIK Obligation which was effective on such date, the Company recorded a gain on restructuring of debt in the amount of $4,062,000 in the quarter ended March 31, 2007. The amendment eliminates the loan default referred to in the Company’s Form 10-KSB Report for the year ended September 30, 2006 as filed with the Securities and Exchange Commission.

Interest continues to be payable monthly at the greater of (i) 7.25% and (ii) the prime rate plus 2.5% (the prime rate was 8.25% on March 31, 2007). The Term Obligation and PIK Obligation are collateralized by all of the Company’s assets and proceeds from the potential sales of non-core assets and certain other proceeds must be used to reduce the Term Obligation and PIK Obligation.

The Company’s senior secured lenders have warrants to purchase 10% of the Company’s common stock at $0.01 per share. Such lenders may also purchase an additional 10% of the Company’s common stock at $0.01 per share in the event of a default under the loan agreement. However, both such warrants and any common stock issued thereunder will be canceled if the secured lender’s outstanding debt is fully paid by December 31, 2008 (December 31, 2007 prior to the loan amendment on January 17, 2007). No amounts have been ascribed to the warrants issued to the secured lenders. Due to the nominal exercise price of the warrants, the underlying common shares are being accounted for as contingent interest. Accordingly, upon an event of default under the Term Obligation or the PIK Obligation, or the nonpayment of indebtedness in full by December 31, 2008, the then quoted market price of the common shares which become issuable will be charged to operations.

The PIK Obligation was originally entered into in the principal amount of $5 million, subject to adjustment, and was due December 31, 2007. Interest accrued at the same rates as the Term Obligation. Principal in the amount of $2.5 million and accrued interest thereon were forgiven based on reductions in the Term Obligation under terms of an agreement which expired on December 31, 2004, leaving the principal balance owed of $2.5 million at September 30, 2006. However, the amount owing under the PIK Obligation was adjusted effective with the amendment to the senior loan agreement described above.

Debentures

Debentures together with accrued interest mature on October 1, 2008. The Debentures were issued to unsecured creditors as part of the Company’s 2003 Plan of Reorganization. No principal or interest is payable on the Debentures until the senior secured lenders’ obligations are paid in full and, therefore, no such principal or interest has been paid as of March 31, 2007. Interest accrues at the annual rate of 10%, but such rate shall be reduced (in increments to 7 ¼ %) if the Debentures are paid in full on or before September 15, 2007.

As discussed above, Debentures previously held by affiliates of the Company’s senior secured lender in the face amount of approximately $2,471,000 were sold to the Company for consideration of $1.00 as part of an amendment to the senior loan agreement described above.

Notes Payable to Related Parties and Loss on Extinguishment of Debt

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

On February 17, 2006, the Company borrowed $250,000 from Mr. Modlin in the form of a demand note which bore interest at the rate of 10% per annum. On April 20, 2006, the Corporation entered into an amendment of its loan arrangement with Mr. Modlin whereby the $250,000 demand loan made by Mr. Modlin on February 17, 2006 was amended and restated into a term note, 50% of which is payable February 17, 2007 and 50% of which is payable February 17, 2008. Mr. Modlin received a seven year warrant expiring April 19, 2013 to purchase 909,000 shares of common stock at $0.275 per share. The warrant was valued at $69,000 based upon an appraisal by an outside consultant and was recorded as debt discount and is being amortized as additional interest expense over the term of the debt. All loans made by Mr. Modlin and Mr. Segall are secured by all the assets of the Company behind the first lien of the Company’s senior lenders.

As permitted under the new senior loan amendment, Mr. Modlin made demand loans to the Company totaling $270,000 in the quarter ended March 31, 2007.

Note 5. Accounting for Stock-Based Compensation

At March 31, 2007, the Company has two stock-based employee compensation plans, which are described more fully in Note 6. Prior to October 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended September 30, 2006, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective October 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (R), “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments (including stock options) granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. Compensation cost is recorded over the stock options’ vesting periods. As a result of adopting SFAS No. 123R, compensation cost recognized in the three and six months ended March 31, 2007 was $58,000 and $149,000, respectively, and both basic and diluted net income for such periods was decreased by such amounts ($0.01 per share and $0.03 per share, respectively). The following table reflects the effect on net income (loss) and per share data, if the fair value based method had been applied to all outstanding and unvested stock options for the three and six months ended March 31, 2006.

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2006	2006

Net income (loss), as reported	$317	$(1,495)
Add: stock-based employee compensation expense included in reported net loss	-	-
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(87)	(164)
Proforma net income (loss)	$230	$(1,659)
Dividends applicable to preferred stock	(440)	(880)
Proforma net loss applicable to common and Class B stock	$(210)	$(2,539)
Proforma loss per share: Basic and diluted-Common Stock	$(0.06)	$(0.75)
Basic and diluted-Class B Stock	$(0.06)	$(0.75)

The value of options is estimated using the Black-Scholes method to compute the proforma amounts presented above.

Note 6. Employee Incentive Plans

The Company had previously adopted a 2003 Stock and Bonus Plan (“2003 Plan”) reserving 459,268 shares of Class B Stock and 459,268 shares of common stock. On January 25, 2005, the Board of Directors adopted a new 2005 Stock and Bonus Plan (“2005 Plan”) covering 1,200,000 shares of common stock. The provisions of the 2005 plan are similar to the 2003 Plan, except that no shares of Class B stock are authorized under the 2005 Plan. On November 22, 2005, the Board of Directors amended the 2005 Plan to increase the options available for grant by 1,200,000. Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to, greater than or less than the market price on the date of grant. While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% a year over a five-year period and expire within ten years. At March 31, 2007 there were 513,793 options available for future issuance under both plans.

In October 10, 2006, the Stock Option Committee of the Board of Directors granted qualified stock options pursuant to the Corporation’s 2005 Plan to purchase 363,400 shares of Common Stock at 18 cents per share, including grants of 30,000 Plan shares to each of Lee M. Paschall, Aletta Richards and John L. Segall, Directors, William G. Henry, Vice President, Finance and Administration and Principal Financial Officer and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 213,400 of such options to all of its employees other than its officers and directors. The committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a stock option under the Plan to purchase 551,121 shares at 20 cents a share. All such options vest in increments of 20% a year over a five year period and expire ten years after grant.

A summary of option activity under the Plans as of March 31, 2007, and changes during the six months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2006	1,782,226	$1.26
Options granted	914,521	0.19
Options exercised	-	-
Options cancelled or expired	(51,550)	2.92
Options outstanding, March 31, 2007	2,645,197	0.86	8.59	$0.00
Vested or expected to vest at March 31, 2007	2,361,024	0.77	8.61	$0.00
Exercisable at March 31, 2007	629,760	2.36	7.85	$0.00

As of March 31, 2007, there was $412,656 of total unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted-average period of 1.78 years.

The weighted-average grant-date fair value of options granted during the six months ended March 31, 2007 was $0.19 per share, which was estimated using the Black Scholes model and the following weighted average assumptions:

Risk-free interest rate	4.54
Volatility (%)	277%
Expected life (in years)	6.50
Dividend yield rate	Nil

Expected volatility is based on historical volatility in the Company’s stock price over the expected life of the options. The risk-free interest rate is based on the annual yield on the measurement date of a zero coupon U.S. Treasury Bond, the maturity of which equals the options’ expected life. The weighted average expected life of 6.50 years reflects the alternative simplified method permitted by SEC Staff Accounting Bulletin No. 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The dividend yield assumption is based on the Company’s intent not to issue a dividend.

Note 7. Non-Redeemable 9% Preferred Stock

At March 31, 2007 and September 30, 2006 there were 781,996 of the Company’s 9% Cumulative Convertible Exchangeable Preferred Stock (“9% Preferred Stock”) outstanding. The 9% Preferred Stock accrues dividends at a rate of 9% per annum, cumulative from the date of issuance and payable quarterly in arrears. Dividends were paid through June 20, 2000; dividends in arrears, which are not accrued for financial reporting purposes since they have not been declared by the Company, amounted to $11,876,564 at March 31, 2007 and are included in the liquidation value disclosed in the accompanying balance sheet. Such arrearages entitle the holders of the 9% Preferred Stock to elect two directors until all arrearages are paid, but no such designation has been made or requested. The 9% Preferred Stock can be converted into common stock at $136.50 per share, or the equivalent of .18315 shares of common stock for each share of 9% Preferred Stock.

Note 8. Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “ Accounting for Income Taxes”.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed only if SFAS No. 157 is also adopted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

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

Background

As of March 31, 2007 the Company had an accumulated deficit from net losses totaling $232.5 million. In 2001, after implementing a number of restructuring and cost reduction programs in an attempt to better align operating cost structure with revenues, three of the Company’s four business units were sold. However, due to the impact of a general economic downturn and a decline in the telecommunication industry in particular, and to defaults in payments by the purchasers of the three business units, the Company did not realize sufficient proceeds from the sales to satisfy its secured debt obligations.

As a result of its inability to meet its debt obligations, on November 2, 2001 General DataComm Industries, Inc. and its domestic subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Pursuant to a reorganization plan approved by the Bankruptcy Court, the Company emerged from bankruptcy on September 15, 2003.

The Company has consolidated its operations into its owned facility in Naugatuck, Connecticut and downsized its staff and operating assets to more properly reflect its reduced operating requirements. As of March 31, 2007 the Company has 89 employees.

Unless otherwise stated, all references to “Notes” in the following discussion of “Results of Operations” and “Liquidity and Capital Resources” are to the “Notes to Condensed Consolidated Financial Statements” included in Item 1 in this Form 10-QSB.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2007	2006	2007	2006

Product	$2,489	$4,245	$5,454	$6,819
Service	569	816	1,163	1,287
Total Revenues	$3,058	$5,061	$6,617	$8,106

Revenues for the three months ended March 31, 2007 decreased $2,003,000, or 39.6%, to $3,058,000 from $5,061,000 reported for the three months ended March 31, 2006. Product revenues decreased $1,756,000, or 41.4%, while service revenues decreased $247,000, or 30.3%.

The fiscal 2006 quarter included a large order (approximately $1.0 million) placed by a distributor for a government application that did not repeat in the fiscal 2007 quarter. This decrease combined with continued erosion in sales of network access products to foreign and domestic telecommunication carriers accounts for the decline in product revenue in the quarter. Service revenue declined in the quarter-to-quarter comparison primarily due to project management services provided in the prior year related to the government order.

For principally the same reasons, revenues for the six months ended March 31,2007 decreased $1,489,000, or 18.4%, to $6,617,000 from $8,106,000 reported for the six months ended March 31, 2006. Product revenues decreased $1,365,000, or 20.0%, while service revenues decreased by $124,000, or 9.6%.

The Company anticipates that demand for its legacy network access products will continue to decline and due to the “Risk Factors” mentioned below, there can be no assurance that orders for new products and products with enhanced features will increase to offset this decline. Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Margin

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2007	2006	2007	2006
Product	$1,435	$2,476	$3,257	$3,787
Service	354	611	778	978
Total Gross Margin	$1,789	$3,087	$4,035	$4,765
Percentage of Revenues	58.5%	61.0%	61.0%	58.8%

Gross margin, as a percentage of revenues, in the three months ended March 31, 2007 was 58.5% as compared to 61.0% in the three months ended March 31, 2006. Product gross margin, as a percentage of product revenues, declined 0.6% due to the net effect of unfavorable factory utilization costs associated with lower production volumes (-9.7%) offset by the favorable impact of selling inventories previously written down (+7.9%), the sales of higher margined products and other items (+1.2%). Service gross margin, as a percentage of service revenues, declined 12.7% due to the impact of lower revenues and fixed operating costs.

Gross margin, as a percentage of revenues, in the six months ended March 31, 2007 was 61.0% as compared to 58.8% in the six months ended March 31, 2006. Product gross margin, as a percentage of product revenues, increased 4.2% due to the net effect of sales of higher marginal products (+3.2%) and the favorable impact of selling inventories previously written down (+2.3%) offset by unfavorable factory utilization costs associated with lower production volumes and other production cost differences (-1.3%). Service gross margin, as a percentage of service revenues, declined 9.1% due to the impact of lower revenues and fixed operating costs.

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

Selling, General and Administrative

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2007	2006	2007	2006

Selling, general and administrative	$1,421	$1,604	$2,760	$3,096
Percentage of revenues	46.5%	31.7%	41.7%	38.2%

Selling, general and administrative (“SG&A”) expenses decreased to $1,421,000, or 46.5% of revenues in the three months ended March 31, 2007 from $1,604,000, or 31.7% of revenues in the three months ended March 31, 2006. The decrease in spending in the quarter of $183,000 was due to lower commission expense directly related to lower revenue levels ($91,000), lower professional fees than the prior year when litigation to recover monies was active ($92,000), reduced travel by the sales organization ($34,000) and other net decreases of $14,000 offset by $48,000 of stock compensation expense.

For the six months ended March 31, 2007, SG&A expenses decreased to $2,760,000, or 41.7% of revenues from $3,096,000 or 38.2% of revenues in the six months ended March 31, 2006. The decrease of $336,000 was due to lower professional fees ($262,000), reduced travel by the sales organization ($67,000), lower commission expenses ($71,000) and other net reductions ($42,000), offset by $106,000 of stock compensation expense.

Research and Product Development

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2007	2006	2007	2006

Research and product development	$615	$858	$1,223	$1,715
Percentage of revenues	20.1%	16.9%	18.5%	21.1%

Research and product development (“R&D”) expenses decreased to $615,000, or 20.1% of revenues in the three months ended March 31, 2007 as compared to $858,000 or 16.9% of revenues in the three months ended March 31, 2006. The decrease of $243,000 was due to a reduction in engineering staff ($117,000) and in use of outside consultants ($125,000) as development projects were completed. Other net reductions of $7,000 were offset by additional stock compensation expense of $6,000.

R&D expenses decreased to $1,223,000, or 18.5% of revenues in the six months ended March 31, 2007 as compared to $1,715,000 in the six months ended March 31, 2006. The decrease of $492,000 was due to a reduction in engineering staff ($264,000) and in use of outside consultants ($225,000) as development projects were completed. Other net reductions of $22,000 were offset by additional stock compensation expense of $19,000.

Other Income (Expense)

Interest expense decreased to $762,000 in the three months ended March 31, 2007 from $818,000 in the three months ended March 31, 2006. Interest expense decreased to $1,557,000 in the six months ended March 31, 2007 from $1,635,000 in the six months ended March 31, 2006. The lower interest charges resulted from lower debt levels as a result of both principal payments made by the Company and a repurchase of debentures from the Company’s senior lender as part of a debt restructuring. The effect of lower debt levels was offset in part by higher variable interest rates on senior and other secured debt due to increases in the bank prime lending rate.

Other income (expense) for the three months ended March 31, 2007 also includes a gain of $4,062,000 from restructuring of debt with the Company’s senior lender (as described more fully in Note 4 to the Notes to Condensed Consolidated Financial Statements), and the net amount of $60,000 which includes $18,000 in sales of components no longer used, $24,000 of foreign exchange gains, $12,000 received from a tradename license and $6,000 of other items. For the three months ended March 31, 2006, other income (expense) included $425,000 from the recovery of a lease receivable and the net amount of $88,000 which is comprised of $43,000 in sales of components no longer used, foreign exchange gains of $30,000, $12,000 received from a tradename license and $3,000 of other items.

Other items included in other income (expense) for the six months ended March 31, 2007 and 2006 totaled $4,166,000 and $192,000, respectively. The 2007 amount includes $4,062,000 from restructuring of debt, $45,000 received from a tradename license, $40,000 in sales of components no longer used and $19,000 of other items. The 2006 amount includes $389,000 of a non-cash loss from extinguishment of debt offset by $425,000 from the recovery of a lease receivable, $79,000 in sales of components no longer used, $45,000 received from a tradename license and other items totaling $32,000.

Provision for Income Taxes

Income tax provisions for each of the three and six months ended March 31, 2007 and 2006 reflect current state tax provisions only. No federal income tax provisions or tax benefits were provided in the three or six months ended March 31, 2007 and 2006 due to the valuation allowance provided against the net change in deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years. The Company has federal tax credit and net operating loss carryforwards of approximately $11.9 million and $213.3 million, respectively, as of September 30, 2006.

Liquidity and Capital Resources

	March 31,	September 30,
(in thousands)	2007	2006

Cash and cash equivalents	$479	$246
Working capital (deficit)	(36,060)	(39,032)
Total assets	9,423	9,850
Long-term debt, including current portion	26,660	29,051
Total liabilities	42,210	45,448

	Six Months Ended March 31,
(in thousands)	2007	2006

Net cash provided (used) by:
Operating activities	$405	$366
Investing activities	(8)	(46)
Financing activities	(164)	(791)

Note: Significant risk factors exist due to the Company’s limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See “Risk Factors” below for further discussion.

Cash Flows

Net cash provided by operating activities totaled $405,000 in the six months ended March 31, 2007. The net income in the period was $2,655,000. Included in this net income were a non-cash gain of $4,062,000 resulting from an amendment of the Company’s senior loan agreement, and non-cash expenses for depreciation and amortization of $186,000 and stock compensation expense of $149,000. Inventories were lower by $207,000 as the Company was able to achieve shipments of on-hand inventories to satisfy new customer orders and generate a source of cash through reduced purchasing. Unpaid interest which accrued on the Company’s debt increased $1,120,000 as a source of cash. The Company received the proceeds of a prior year legal settlement ($213,000) and a final settlement of claims in a subsidiary liquidation ($137,000). The Company paid the third of six installments of prior year tax claims in the amount of $223,000. All other changes net to a source of funds of $23,000.

Net cash provided by operating activities totaled $366,000 in the six months ended March 31, 2006. The net loss in the period was $1,495,000. Included in this net loss were non-cash expenses for loss on extinguishment of debt of $389,000 and for depreciation and amortization of $192,000. An increase in accounts receivable due to new sales levels being higher than customers collections resulted in a use of cash of $774,000. Inventories were lower by $607,000 as the Company was able to achieve shipments of on-hand inventories to satisfy new customer orders and generate a source of cash through reduced purchasing. Other sources of cash include interest which accrued on the Company’s debt which increased $1,095,000 and an increase of $389,000 in unpaid vendor liabilities. Other net uses of cash were $37,000.

Net cash used by investing activities in the six months ended March 31, 2007 and 2006 was $8,000 and $46,000, respectively, representing the acquisition of equipment.

Cash used by financing activities of $164,000 in the 2007 six-month period is comprised of payments on notes payable of $83,000 and on secured debt of $573,000, offset in part by proceeds from other notes payable to related parties of $270,000 and proceeds from notes payable of $222,000.

Cash used by financing activities of $791,000 in the 2006 six-month period is comprised of payments on notes payable of $76,000 and on secured debt of $1,268,000 offset in part by proceeds from notes payable to related parties of $250,000 and from other notes payable of $303,000.

Liquidity

On November 2, 2001, General DataComm Industries, Inc. and its domestic subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company continued in possession of its properties and the management of its business as debtors in possession.

The Company emerged from Chapter 11 effective on September 15, 2003 pursuant to a court-approved plan of reorganization. Under this plan, the Company was to pay all creditors 100% of their allowed claims based upon a five year business plan. However, the Company has not met its business plan objectives since emerging from Chapter 11 and, therefore, there can be no assurance that any such outstanding claims will be paid. The Company has no current ability to borrow additional funds. It must, therefore, fund operations from cash balances and cash generated from operating activities. In order to meet its obligations the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

At March 31, 2007 the Company had a stockholders’ deficit of approximately $32.8 million. In addition, it had a working capital deficit of approximately $36.1 million, and the Company’s principal source of liquidity was cash and cash equivalents of $479,000. The large negative working capital reflects the classification of all long-term secured debt as current liabilities as described below.

The Company’s quarterly operating results are subject to fluctuations due to a number of factors resulting in more variability and less predictability in the Company’s quarter-to-quarter sales and operating results. Such factors include (but are not limited to): dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products. Because operating results can fluctuate significantly the Company may not be able to generate positive cash flow from operations in the future. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company. As of September 30, 2006, as a result of not making certain required principal payments on its Term Obligation, the Company was in default under its senior loan agreement and accordingly, all long term debt and related accrued interest was classified as current liabilities at such date. In January 2007, such default was waived by the senior lender as part of a loan amendment (see Note 4). Based on the uncertainty as to whether the Company will achieve sufficient cash flows from operations to meet its monthly loan payments required under its senior loan agreement as amended, the Company’s long-term debt and related accrued interest continue to be classified as current liabilities in the Company’s consolidated balance sheet at March 31, 2007.

The events and circumstances described above raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors have expressed uncertainty about the Company’s ability to continue as a going concern in their opinion on the Company’s fiscal 2006 financial statements.

Management has responded to its liquidity and cash flow risks as part of an ongoing strategy, by restructuring the sales force, increasing factory shutdown time, containing expenses, and reducing the size of the employee workforce. In addition, the Company has had to rely upon loans from related parties in the amount of $2,274,000, including $270,000 in the quarter ended March 31, 2007, in order to make payments on its senior debt and in January 2007 obtained an amendment to its senior loan agreement which reduced required principal payments on its Term Obligation (see Note 4). The Company is pursuing the sale, lease or financing of its headquarters land and building, the proceeds of which would be used to reduce secured debt and taxes, and related interest.

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

Allowance for Doubtful Accounts. The Company estimates losses resulting from the inability of its customers to make payments for amounts billed. The collectability of outstanding invoices is continually assessed. Assumptions are made regarding the customers ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should our actual experience with respect to collections differ from these assessments, there could be adjustments to the allowance for doubtful accounts.

Inventories. The Company values inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Agreements with certain customers provide for return rights. The Company is able to reasonably estimate these returns and such estimates are accrued for at the time of shipment. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on product demand for the preceding twelve months. Historical product demand may prove to be an inaccurate indicator of future demand in which case the Company may increase or decrease the provision required for excess and obsolete inventory in future periods. Furthermore, if the Company is able to sell inventory in the future that has been previously written down or off, such sales will result in higher than normal gross margin.

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

Impairment of Long-Lived Assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by Statement of Financial Accounting Standards No. 144. The Company's long-lived assets consist of real estate, property and equipment. At both March 31, 2007 and September 30, 2006, real estate represented the only significant remaining long-lived asset that has not been fully written down for impairment.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “ Accounting for Income Taxes”.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed only if SFAS No. 157 is also adopted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

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

There can be no assurance that the Company will be able to avoid an event of default on its senior secured loan agreement. If there is such a default, the senior secured lenders may accelerate payment of the outstanding debt ($4.8 million at March 31, 2007) and exercise their security interests which likely would require the Company to again file for bankruptcy protection. An acceleration by the senior secured lenders would also result in a default and acceleration by the debenture holders ($19.4 million principal balance outstanding at March 31, 2007). Based on the uncertainty of the Company achieving sufficient cash flows from operations to meet its monthly loan payment obligations, the Company’s long-term debt has been classified as current liabilities in the accompanying consolidated balance sheets at both March 31, 2007 and September 30, 2006.

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

Delays or lost sales can be caused by the Company’s lack of financial resources to procure components and pay subcontractors, or by other factors beyond the Company’s control, including late deliveries by the third party subcontractors the Company is using to outsource its manufacturing operations and by vendors of components used in a customer’s products, slower than anticipated growth in demand for the Company’s products for specific projects or delays in implementation of projects by customers and delays in obtaining regulatory approvals for new services and products. Delays and lost sales have occurred in the past and may occur in the future. The Company believes that sales in the past have been adversely impacted by merger and restructuring activities by some of its top customers. These and similar delays or lost sales could materially adversely affect the Company’s business, financial condition and results of operations. See “Customer Concentration” and “Dependence on Key Suppliers and Component Availability”.

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

The Company is Controlled by a Small Number of Stockholders and Certain Creditors. Mr. Howard Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 70% of the Company’s outstanding shares of Class B stock and has stock options and warrants that would allow him to acquire approximately 54% of the Company’s common stock. Furthermore, Mr. Modlin is also trustee for the benefit of the children of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 12% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors. The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which was designated by the Creditors Committee (and thereafter may be designated by the Trustee). The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full. In addition, until the Company’s primary secured loan obligations are paid in full, the primary secured lender, Ableco Finance LLC (“Ableco”) is entitled to designate three directors and, upon default in its loan, its affiliate shall have the right under the two warrants it holds, to (i) acquire up to 10% of the outstanding common stock depending on the amount of the outstanding secured debt at such time, and (ii) acquire 10% of the outstanding common stock on a diluted basis. Since Ableco’s loan was not repaid in full by September 15, 2006, the Trustee may designate two more directors, and after Abelco is repaid in full, in the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Trustee shall be entitled to select a majority of the Board of Directors. Accordingly, in absence of a default under Ableco’s loan, or a payment default under the Debenture, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock, Ableco and the Trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company. This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Company’s common stock, thereby making it less likely that a stockholder will receive a premium in any sales of shares. To date, the holders of the 9% Preferred Stock and Ableco have not designated any directors.

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

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000. Such dividend arrearages total $11,876,564.25 as of March 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

None

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

GENERAL DATACOMM INDUSTRIES INC.

May 15, 2007	/s/ William G. Henry
William G. Henry
Vice President, Finance and Administration Chief Financial Officer