Form 10QSB
period 2007-06-30
GENERAL DATACOMM INDUSTRIES INC
filed 2007-08-15
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

_____________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2007:

3,474,373 shares of Common Stock
647,715 shares of Class B Stock

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

GENERAL DATACOMM INDUSTRIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets as of
	June 30, 2007 and September 30, 2006	3
	Condensed Consolidated Statements of Operations for
	the Three and Nine Months Ended June 30, 2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows for
	the Nine Months Ended June 30, 2007 and 2006	5
	Notes to the Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	14

Item 3.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters of a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

General DataComm Industries, Inc.
Condensed Consolidated Balance Sheets
(in thousands except shares)

June 30, September 30,

	June 30,	September 30,
	2007	2006*
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$522	$246
Accounts receivable, less allowance for doubtful accounts of $300 at June 30, 2007 and $489 at September 30, 2006	1,430	2,486
Inventories	2,931	2,554
Other current assets	332	591
Total current assets	5,215	5,877
Property, plant and equipment, net	3,735	3,973
Total Assets	$8,950	$9,850

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt ($2,324 at June 30, 2007 and $2,026 at September 30, 2006 owed to related parties)	$2,396	$29,051
Accounts payable	2,897	2,658
Accrued payroll and payroll-related costs	488	596
Accrued interest	402	7,904
Other current liabilities	4,466	4,700
Total current liabilities	10,649	44,909
Long-term debt	23,933	-
Accrued interest on long-term debt	7,388	-
Other liabilities	546	539
Total Liabilities	42,516	45,448

Commitments and contingencies	-	-

Stockholders’ deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized, 781,996 shares issued and outstanding at June 30, 2007 and September 30, 2006; $31.9 million liquidation preference at June 30, 2007	782	782
Class B common stock, par value $.01 per share, 5,000,000 shares authorized; issued and outstanding: 647,715 shares at June 30, 2007 and 653,947 shares at September 30, 2006	7	7
Common stock, par value $.01 per share, 25,000,000 shares authorized; issued and outstanding : 3,474,373 shares at June 30, 2007 and 3,468,141 shares at September 30, 2006	35	35
Capital in excess of par value	198,960	198,751
Accumulated deficit	(233,368)	(235,183)
Accumulated other comprehensive income	18	10
Total Stockholders’ Deficit	(33,566)	(35,598)
Total Liabilities and Stockholders’ Deficit	$8,950	$9,850

* Derived from the Company’s audited consolidated balance sheet at September 30, 2006.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

General DataComm Industries, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues
Product	$2,172	$2,597	$7,626	$9,416
Service	613	608	1,776	1,895

Total	2,785	3,205	9,402	11,311

Cost of revenues	944	1,331	3,526	4,672

Gross margin	1,841	1,874	5,876	6,639

Operating expenses:

Selling, general and administrative	1,493	1,493	4,253	4,589
Research and product development	628	787	1,851	2,502
	2,121	2,280	6,104	7,091

Operating loss	(280)	(406)	(228)	(452)

Other income (expense):
Interest expense	(727)	(813)	(2,284)	(2,448)
Gain on restructuring of debt	-	-	4,062	-
Recovery of lease receivable, net	-	-	-	425
Loss on extinguishment of debt	-	-	-	(389)
Other, net	161	21	265	177
	(566)	(792)	2,043	(2,235)

Income (loss) before income taxes	(846)	(1,198)	1,815	(2,687)

Income tax provision (benefit)	(6)	3	-	9

Net income (loss)	(840)	(1,201)	1,815	(2,696)

Dividends applicable to preferred stock	(440)	(440)	(1,320)	(1,320)

Net income (loss) applicable to common and Class B stock	$(1,280)	$(1,641)	$495	$(4,016)

Earnings (loss) per share:
Basic-common stock	$(0.31)	$(0.40)	$0.14	$(0.99)
Diluted - common stock	$(0.31)	$(0.40)	$0.12	$(0.99)
Basic - Class B stock	$(0.31)	$(0.40)	$0.11	$(0.99)
Diluted - Class B stock	$(0.31)	$(0.40)	$0.11	$(0.99)

Weighted average number of common and Class B shares outstanding:
Basic-common stock	3,474,373	3,468,050	3,472,899	3,398,668
Diluted - common stock	3,474,373	3,468,050	4,122,088	3,398,668
Basic - Class B stock	647,715	653,947	649,189	653,947
Diluted - Class B stock	647,715	653,947	647,715	653,947

The accompanying notes are an integral part of these
condensed consolidated financial statements.

General DataComm Industries, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$1,815	$(2,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	275	286
Loss on extinguishment of debt	-	389
Stock compensation expense	209
Gain on restructuring of debt	(4,062)	-
Changes in:
Accounts receivable	1,056	(142)
Inventories	(377)	623
Accounts payable	214	1,144
Accrued payroll and payroll-related costs	(108)	(156)
Accrued interest	1,667	1,785
Other net current liabilities	86	(30)
Other net long-term assets	15	(202)

Net cash provided by operating activities	790	1001

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(10)	(75)
Net cash used by investing activities	(10)	(75)

Cash flows from financing activities:
Proceeds from notes payable to related parties	270	250
Proceeds from other notes payable	222	303
Principal payments on other notes payable	(152)	(189)
Principal payments on term obligation	(844)	(1,742)

Net cash used by financing activities	(504)	(1,378)

Net increase (decrease) in cash and cash equivalents	276	(452)

Cash and cash equivalents, beginning of period	246	878

Cash and cash equivalents, end of period	$522	$426

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$321	$330
Income and franchise taxes	6	1
Reorganization items	260	269

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

At June 30, 2007 the Company had a stockholders’ deficit of approximately $33.6 million. In addition, it had a working capital deficit of approximately $5.4 million, and the Company’s principal source of liquidity was cash and cash equivalents of $522,000.

The Company’s quarterly operating results are subject to fluctuations due to a number of factors resulting in more variability and less predictability in the Company’s quarter-to-quarter sales and operating results. Such factors include (but are not limited to): dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products. Because operating results can fluctuate significantly the Company may not be able to generate positive cash flow from operations in the future. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company. As of September 30, 2006, as a result of not making certain required principal payments on its Term Obligation, the Company was in default under its senior loan agreement and accordingly, all-long term debt and related accrued interest were classified as current liabilities at such date. Such default was waived by the senior lenders in January 2007 as part of a loan amendment. Furthermore, on July 30, 2007, GDC Naugatuck, Inc., a subsidiary of General DataComm Industries, Inc., obtained mortgage financing in the amount of $4,500,000 which was used to refinance and replace the Term Obligation and PIK Obligation owed to the senior lender. Such mortgage financing requires payments of interest (only) until it matures on July 31, 2009 and contains no financial covenants (see Note 9).

As a result of the refinancing and replacement of the Company’s senior indebtedness subsequent to June 30, 2007, together with the reduction in debt service and the absence of financial covenants, the Term Obligation, the PIK Obligation and Debentures along with accrued interest thereon ($7,388,358) were re-classified to long-term liabilities in the accompanying financial statements at June 30, 2007.

The events and circumstances described above raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors have expressed uncertainty about the Company’s ability to continue as a going concern in their opinion on the Company’s fiscal 2006 financial statements.

Management has responded to its liquidity and cash flow risks by first amending and later replacing its senior debt. In January 2007, the Company’s senior loan was amended to provide for, among other items, a waiver of the payment default mentioned above (See Note 4). Thereafter, on July 30,2007, the senior debt was paid off and replaced by a mortgage financing on the Naugatuck, CT property. Such mortgage financing requires payments of interest (only) and contains no financial covenants (see Note 9). In addition, Management has implemented operational changes: restructuring the sales force, increasing factory shutdown time, constraining expenses, and reducing the size of the employee workforce. The Company also continues to pursue the sale or lease of its headquarters land and building in Naugatuck, CT.

While the Company is aggressively pursuing opportunities and corrective actions, there can be no assurance that the Company will be successful in its efforts to generate sufficient cash from operations or obtain additional funding sources or sell the Naugatuck property. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of these uncertainties.

“Accumulated Other Comprehensive Income”, comprised solely of foreign currency translation adjustments, was not significant in the three and nine month periods ended June 30, 2007 and 2006. There is no income tax expense or benefit associated with such adjustments.

Note 2 - Earnings (Loss) Per Share

Basic earnings per share is computed by allocating net income available to common stockholders and to Class B shares based on their contractual participation rights to share in such net income as if all the income for the year had been distributed. Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock. However, a net loss is allocated evenly to all shares. The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period. Diluted earnings per common share assumes the conversion of Class B stock into common stock. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period. In computing diluted earnings per share, which only applies in the event there is net income, the average price of the Company’s common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants. Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued. The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three and nine months ended June 30, 2007 and 2006 (in thousands, except shares and per share data):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007		2006		2007	2006
Net income (loss)		$(840)		$(1,201)	$1,815		$(2,696)
Dividends applicable to preferred stock		(440)		(440)	(1,320)		(1,320)
Net income (loss) applicable to common and Class B stock		$(1,280)		$(1,641)	$495		$(4,016)
Net income (loss) applicable to common stock - basic		$(1,079)		$(1,381)	$424		$(3,368)
Net income (loss) applicable to Class B stock-basic	$	(201)	$	(260)	$71	$	(648)

	Three Months Ended June 30,
	2007	2006	2007		2006
	Common Stock		Class B Stock

Numerator for basic and diluted loss per share-net loss	$(1,079)	$(1,381)	$	(201)	$	(260)
Denominator for basic loss per share - weighted average outstanding shares	3,474,373	3,468,050		647,715		653,947
Basic loss per share	$(0.31)	$(0.40)		$(0.31)		$(0.40)
Diluted loss per share	$(0.31)	$(0.40)		$(0.31)		$(0.40)

	Nine Months Ended June 30,
	2007	2006	2007	2006
	Common Stock		Class B Stock

Numerator for basic earnings (loss) per share-net income (loss)	$424	$(3,368)	$71	$(648)
Reallocation of net income for potential dilutive common shares	71	-	-	-
Numerator for diluted earnings (loss) per share - net income (loss)	495	(3,368)	71	(648)
Denominator for basic earnings per share - weighted average outstanding shares	3,472,899	3,398,668	649,189	653,947
Effect of dilutive securities: Class B stock	649,189	-	-	-
Denominator for diluted earnings (loss) per share	4,122,088	3,398,668	649,189	653,947

Basic earnings (loss) per share	$0.14	$(0.99)	$0.11	$(0.99)
Diluted earnings (loss) per share	$0.12	$(0.99)	$0.11	$(0.99)

In the nine months ended June 30, 2007 and 2006, no effect has been given to outstanding options and warrants, convertible securities and contingently issuable shares in computing diluted income (loss) per common share as their effect would be antidilutive. Such share amounts which could potentially dilute basic earnings per common share are as follows:

	No. of Shares
	Nine Months Ended June 30,
	2007	2006
Stock warrants	4,093,251	3,945,845
Stock options	2,636,167	1,857,926
Convertible preferred stock	143,223	143,314
Contingently issuable shares*	2,198,946	2,141,657
Total	9,071,587	8,088,742

* Warrants for common stock contingently issuable to the Company’s senior secured lenders in the event of default or if certain payment terms are not met are excluded from the computation of earnings per share because the contingency defined in the loan agreement has not taken place. Such warrants were cancelled when the senior loan was paid off on July 30, 2007 (see Note 9).

3. Inventories

Inventories consist of (in thousands):

	June 30,	September 30,
	2007	2006
Raw materials	$589	$637
Work-in-process	1,522	945
Finished goods	820	972
	$2,931	$2,554

Inventories are stated at the lower of cost or market using a first-in, first-out method. Reserves in the amount of $3,084,000 and $3,442,000 were recorded at June 30, 2007 and September 30, 2006, respectively, for excess and obsolete inventories.

4. Long-Term Debt

	June 30,	September 30,
Long-term debt consists of (in thousands):	2007	2006

Term Obligation	$1,480	$2,602
PIK Obligation	3,000	2,500
Notes Payable to Related Parties, net of debt discount of $27 at
June 30, 2007 and $54 at September 30, 2006	2,324	2,026
Debentures	19,453	21,923
Note Payable	72
	26,329	29,051
Less current portion	2,396	29,051
	$23,933	$0

At September 30, 2006, the Company was in default under its senior loan agreement as a result of not making required principal payments on its Term Obligation. Accordingly, all long-term debt along with accrued interest thereon ($7,525,245) were classified as current liabilities at such date. Such default was waived by the senior lenders in January 2007 as part of a loan amendment. Furthermore, on July 30, 2007, GDC Naugatuck, Inc., a subsidiary of General DataComm Industries, Inc., obtained mortgage financing in the amount of $4,500,000 which was used to refinance and replace the Term Obligation and PIK Obligation owed to the senior lender. Such mortgage financing requires payments of interest (only) until it matures on July 31, 2009 and contains no financial covenants (see Note 9).

As a result of the refinancing and replacement the Company’s senior indebtedness subsequent to June 30, 2007, together with the reduction in debt service and the absence of financial covenants, the Term Obligation, the PIK Obligation and Debentures along with accrued interest thereon ($7,388,358) were re-classified to long-term liabilities in the accompanying balance sheet at June 30, 2007.

Term Obligation, PIK Obligation and Gain on Restructuring of Debt

On January 17, 2007, pursuant to an amendment to the senior loan agreement (“Loan Agreement”), the Company and its senior secured lender, Ableco Finance LLC (“Ableco”) agreed to the following changes:

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

As a result of the Debenture purchase which closed on January 17, 2007 and the adjustment to PIK Obligation which was effective on such date, the Company recorded a gain on restructuring of debt in the amount of $4,062,000 in the quarter ended March 31, 2007. The amendment eliminates the loan default referred to in the Company’s Form 10-KSB Report for the year ended September 30, 2006 as filed with the Securities and Exchange Commission.  Interest continued to be payable monthly at the greater of (i) 7.25% and (ii) the prime rate plus 2.5% (the prime rate was 8.25% on June 30, 2007). The Term Obligation and PIK Obligation were collateralized by all of the Company’s assets and proceeds from the potential sales of non-core assets and certain other proceeds had to be used to reduce the Term Obligation and PIK Obligation.

Debentures

The Debentures were issued to unsecured creditors as part of the Company’s 2003 Plan of Reorganization. Debentures together with accrued interest mature on October 1, 2008. However, no principal or interest is payable on the Debentures until the senior secured lenders’ obligations (represented by the Term Obligation, PIK Obligation and Notes Payable to Related Parties at June 30, 2007, and thereafter by the Mortgage at July 30, 2007) are paid in full and, therefore, no such principal or interest has been paid as of June 30, 2007. Interest accrues at the annual rate of 10%, but such rate shall be reduced (in increments to 7 ¼ %) if the Debentures are paid in full on or before September 15, 2007.

Debentures previously held by affiliates of the Company’s senior secured lender in the face amount of approximately $2,471,000 were sold to the Company for consideration of $1.00 as part of an amendment to the senior loan agreement described above.

Notes Payable to Related Parties and Loss on Extinguishment of Debt

On December 9, 2005, the Company entered into amendments of its loan arrangements with Howard S. Modlin, Chairman of the Board and Chief Executive Officer, and John Segall, a Director. Pursuant to such amendments, an aggregate of $1,600,000 plus accrued interest thereon in secured loans from such directors maturing between September 29, 2005 and September 29, 2006 were extended. Such amendments generally provided that 50% of each such amended and restated note was to be payable one and two years from the original due dates. The conversion features of four notes held by Mr. Modlin, which were convertible into an aggregate of 1,103,897 shares of common stock, and three notes held by Mr. Segall, which were convertible into an aggregate of 508,659 shares of common stock, were eliminated, and unpaid accrued interest aggregating $230,945, was added to the amended and restated notes. Interest accrues at the rate of 10% per annum from December 9, 2005 and the first interest payment on the amended and restated notes was due May 1, 2006 (payment of principal and interest on the amended loans has been deferred indefinitely in agreement with Mr. Segall and Mr. Modlin). In connection with the transactions, Mr. Modlin and Mr. Segall each received seven year warrants expiring December 8, 2012 to purchase common stock at $0.575 per share covering 2,084,204 shares and 1,100,047 shares, respectively. The transactions were unanimously approved by the Company’s Board of Directors on December 9, 2005. In connection with the restructuring of the loans, in the quarter ended December 31, 2005, the Company recorded a non-cash loss on extinguishment of debt of $389,000 representing the value of the warrants issued. Such warrant value was determined based upon an appraisal by an outside consultant.

On February 17, 2006, the Company borrowed $250,000 from Mr. Modlin in the form of a demand note which bore interest at the rate of 10% per annum. On April 20, 2006, the Corporation entered into an amendment of its loan arrangement with Mr. Modlin whereby the $250,000 demand loan made by Mr. Modlin on February 17, 2006 was amended and restated into a term note, 50% of which was payable February 17, 2007 and 50% of which is payable February 17, 2008. Mr. Modlin received a seven year warrant expiring April 19, 2013 to purchase 909,000 shares of common stock at $0.275 per share. The warrant was valued at $69,000 based upon an appraisal by an outside consultant and was recorded as debt discount and is being amortized as additional interest expense over the term of the debt. All loans made by Mr. Modlin and Mr. Segall are secured by all the assets of the Company behind the first lien of the Company’s senior lenders.

As permitted under the new senior loan amendment, Mr. Modlin made demand loans to the Company totaling $270,000 in the quarter ended March 31, 2007.

No principal or interest payments required under the terms of the above loans have been made to Mr. Modlin or Mr. Segall.

Note 5. Accounting for Stock-Based Compensation

At June 30, 2007, the Company has two stock-based employee compensation plans, which are described more fully in Note 6. Prior to October 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended September 30, 2006, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective October 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (R), “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments (including stock options) granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. Compensation cost is recorded over the stock options’ vesting periods. As a result of adopting SFAS No. 123R, compensation cost recognized in the three and nine months ended June 30, 2007 was $60,000 and $209,000, respectively ($0.01 per share and $0.05 per share, respectively). The following table reflects the effect on net income (loss) and per share data, if the fair value based method had been applied to all outstanding and unvested stock options for the three and nine months ended June 30, 2006.

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2006	2006
Net loss, as reported	$(1,201)	$(2,696)
Add: stock-based employee compensation expense included
in reported net loss	-	-
Deduct: total stock-based employee compensation expense
determined under fair value based method for all awards
	(81)	(246)
Proforma net loss	$(1,282)	$(2,942)
Dividends applicable to preferred stock	(440)	(1,320)
Proforma net loss applicable to common and Class B stock	$(1,722)	$(4,262)
Proforma loss per share:
Basic and diluted-common stock	$(0.42)	$(1.03)
Basic and diluted-Class B stock	$(0.42)	$(1.03)

The value of options is estimated using the Black-Scholes method to compute the proforma amounts presented above.

Note 6. Employee Incentive Plans

The Company had previously adopted a 2003 Stock and Bonus Plan (“2003 Plan”) reserving 459,268 shares of Class B Stock and 459,268 shares of common stock. On January 25, 2005, the Board of Directors adopted a new 2005 Stock and Bonus Plan (“2005 Plan”) covering 1,200,000 shares of common stock. The provisions of the 2005 plan are similar to the 2003 Plan, except that no shares of Class B stock are authorized under the 2005 Plan. On November 22, 2005, the Board of Directors amended the 2005 Plan to increase the options available for grant by 1,200,000. Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to, greater than or less than the market price on the date of grant. While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% a year over a five-year period and expire within ten years. At June 30, 2007 there were 519,798 options available for future issuance under both plans.

On October 10, 2006, the Stock Option Committee of the Board of Directors granted qualified stock options pursuant to the Corporation’s 2005 Plan to purchase 363,400 shares of Common Stock at 18 cents per share, including grants of 30,000 Plan shares to each of Lee M. Paschall, Aletta Richards and John L. Segall, Directors, William G. Henry, Vice President, Finance and Administration and Principal Financial Officer and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 213,400 of such options to all of its employees other than its officers and directors. The committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a stock option under the Plan to purchase 551,121 shares at 20 cents a share. All such options vest in increments of 20% a year over a five year period and expire ten years after grant.

A summary of option activity under the Plans as of June 30, 2007, and changes during the nine months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2006	1,782,226	$1.26
Options granted	914,521	0.19
Options exercised	-	-
Options cancelled or expired	(60,580)	6.56
Options outstanding, June 30, 2007	2,636,167	0.77	8.35	$0
Vested or expected to vest at June 30, 2007	2,366,452	0.70	8.35	0
Exercisable at June 30, 2007	622,080	1.99	7.64	0

As of June 30, 2007, there was $346,884 of total unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted-average period of 1.79 years.

The weighted-average grant-date fair value of options granted during the nine months ended June 30, 2007 was $0.19 per share, which was estimated using the Black-Scholes model and the following weighted average assumptions:

Risk-free interest rate	4.54
Volatility (%)	277%
Expected life (in years)	6.5
Dividend yield rate	Nil

Expected volatility is based on historical volatility in the Company’s stock price over the expected life of the options. The risk-free interest rate is based on the annual yield on the measurement date of a zero coupon U.S. Treasury Bond, the maturity of which equals the options’ expected life. The weighted average expected life of 6.5 years reflects the alternative simplified method permitted by SEC Staff Accounting Bulletin No. 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The dividend yield assumption is based on the Company’s intent not to issue a dividend.

Note 7. Non-Redeemable 9% Preferred Stock

At June 30, 2007 and September 30, 2006 there were 781,996 of the Company’s 9% Cumulative Convertible Exchangeable Preferred Stock (“9% Preferred Stock”) outstanding. The 9% Preferred Stock accrues dividends at a rate of 9% per annum, cumulative from the date of issuance and payable quarterly in arrears. Dividends were paid through June 20, 2000; dividends in arrears, which are not accrued for financial reporting purposes since they have not been declared by the Company, amounted to $12,316,437 at June 30, 2007 and are included in the liquidation value disclosed in the accompanying balance sheet. Such arrearages entitle the holders of the 9% Preferred Stock to elect two directors until all arrearages are paid, but no such designation has been made or requested. The 9% Preferred Stock can be converted into common stock at $136.50 per share, or the equivalent of .18315 shares of common stock for each share of 9% Preferred Stock.

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

Note 9. Subsequent Event

On July 30, 2007, GDC Naugatuck, Inc., a subsidiary of General DataComm Industries, Inc. obtained mortgage financing in the amount of $4,500,000 from Atlas Partners Mortgage Investors, LLC, secured by the subsidiary’s real estate property where the Company conducts its operations in Naugatuck, Connecticut.

The mortgage requires monthly payment of interest commencing August 1, 2007, at the rate of 30-day LIBOR (currently 5.32%) plus 6%, such rate being established two business days prior to the commencement of each month, and remaining fixed for such month. The mortgage matures on July 31, 2009 at which time the principal amount of $4,500,000 becomes due. The loan does not have any financial covenants.

The proceeds of the mortgage were used to refinance and replace the remaining balance owed on the senior secured debt of Ableco Finance LLC. Pursuant to an amendment to the senior loan agreement with Ableco dated January 17, 2007, Ableco agreed that the Company’s loan obligations would be reduced by $1,500,000 if such loan obligations were repaid in full by December 31, 2007. Therefore, the Company will realize a gain in the amount of $1,500,000 in the quarter and fiscal year ending September 30, 2007. Also as a result of the satisfaction of the Ableco debt, Ableco surrendered contingent warrants to purchase the Company’s common stock that had been provided in the senior loan agreement.

The remaining proceeds will be used primarily to pay real estate taxes, legal and other costs associated with obtaining the mortgage. Two of the Company’s directors, Howard S. Modlin and John Segall, subordinated their mortgage on the property to the mortgage of Atlas.

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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2007	2006	2007	2006

Product	$2,172	$2,597	$7,626	$9,416
Service	613	608	1,776	1,895
Total Revenues	$2,785	$3,205	$9,402	$11,311

Revenues for the three months ended June 30, 2007 decreased $420,000, or 13.1%, to $2,785,000 from $3,205,000 reported for the three months ended June 30, 2006. Product revenues decreased $425,000, or 16.4%, while service revenues increased slightly by $5,000.

The Company was awarded a contract to supply its high-end multi-service switches and related services for a network transport system application in Europe. Shipments under this contract accounted for approximately 30% of product revenues in the quarter. Without this order, product revenue would have declined by over $1.0 million from the prior year’s quarter due to reduced demand for the Company’s access products across North American markets. Multi-service switches represented more than 50% of the 2007 quarter’s product revenue.

Service revenue, which is generated primarily from support contracts for multi-service switches and recognized over the term of the contract, increased slightly in the quarter over the prior year.

Revenues for the nine months ended June 30, 2007 decreased $1,909,000, or 16.9%, to $9,402,000 from $11,311,000 reported for the nine months ended June 30, 2006. Product revenues decreased $1,760,000, or 18.7%, while service revenues decreased by $119,000, or 6.3%. Also included in the current nine-month period were shipments generated for the European application mentioned above, representing approximately 25% of the nine-month revenues. These revenues were offset by a reduction of over $3.8 million from the prior year nine-month period due to a large order in fiscal 2006 placed by a distributor for a government application that did not repeat in fiscal 2007, coupled with reduced demand generally for all products across both domestic and international markets.

Service revenue declined in the year-to-year comparison primarily due to project management services provided in the prior year related to the government order.

The Company anticipates that demand for its legacy network access products will continue to decline and due to the “Risk Factors” mentioned below, there can be no assurance that orders for new products and products with enhanced features will increase to offset this decline. Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Margin

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Product	$1,464	$1,478	$4,761	$5,248
Service	377	396	1,115	1,391
Total Gross Margin	$1,841	$1,874	$5,876	$6,639
Percentage of Revenues	66.1%	58.5%	62.5%	58.7%

Gross Margin, as a percentage of revenues, in the three months ended June 30, 2007 was 66.1% as compared to 58.5% in the three months ended June 30, 2006. Product gross margin, as a percentage of product revenues, increased 10.5% due to the favorable impact of selling inventories previously written down (+21.4%), sales of lower-margined products (-7.1%), higher percentage of fixed production costs due to lower production levels (-4.5%) and other items (+0.7%). Service gross margin, as a percentage of service revenues, declined 3.6% due to the impact of higher costs resulting from additional personnel and other strategic investments in the service area.

Gross margin, as a percentage of revenues, in the nine months ended June 30, 2007 was 62.5% as compared to 58.7% in the nine months ended June 30, 2006. Product gross margin, as a percentage of product revenues, increased 6.7% due primarily to the favorable impact of selling inventories previously written down (+7.3%). In addition, favorable product sales mix contributed 0.6% and lower materials costs contributed 0.8% offset by a higher percentage of fixed production costs due to lower production levels (-1.9%) and other items (-0.1%). Service gross margin, as a percentage of service revenues, declined 10.6% due to the impact of lower revenues and higher operating costs resulting from strategic investments in the service area.

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

Selling, General and Administrative

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2007	2006	2007	2006

Selling, general and administrative	$1,493	$1,493	$4,253	$4,589
Percentage of revenues	53.6%	46.6%	45.2%	40.6%

Selling, general and administrative (“SG&A”) expenses were the same at $1,493,000, but increased to 53.6% of revenues in the three months ended June 30, 2007 as compared to 46.6% of revenues in the three months ended June 30, 2006 due to the lower revenue level. Lower salesmen’s commission expenses directly related to lower revenue levels ($94,000) and reduced travel by the sales organization ($31,000) was offset by $52,000 of stock compensation expense, $27,000 of additional payroll costs due to new hires in the sales organization, $17,000 due to higher utility rates and other net increases of $29,000.

For the nine months ended June 30, 2007, SG&A expenses decreased to $4,253,000, or 45.2% of revenues from $4,589,000 or 40.6% of revenues in the nine months ended June 30, 2006. The decrease of $336,000 was due to lower professional fees than the prior year when litigation to recover monies was active ($217,000), lower commission expenses directly related to lower revenue levels ($190,000) and reduced travel by the sales organization ($98,000), offset by $158,000 of stock compensation expense and other net increases of $11,000.

Research and Product Development

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2007	2006	2007	2006

Research and product development	$628	$787	$1,851	$2,502
Percentage of revenues	22.5%	25.2%	19.7%	22.1%

Research and product development (“R&D”) expenses decreased to $628,000, or 22.5% of revenues in the three months ended June 30, 2007 as compared to $787,000 or 25.2% of revenues in the three months ended June 30, 2006. The decrease of $159,000 was due to a reduction in engineering staff ($93,000) and in use of outside consultants ($53,000) as development projects were completed,offset by $7,000 of stock compensation expense. Other net reductions were $20,000.

R&D expenses decreased to $1,851,000, or 19.7% of revenues in the nine months ended June 30, 2007 as compared to $2,502,000 in the nine months ended June 30, 2006. The decrease of $651,000 was due to a reduction in engineering staff ($357,000) and use of outside consultants ($278,000) as development projects were completed,offset by $26,000 of stock compensation expense. Other net reductions were $42,000.

Other Income (Expense)

Interest expense decreased to $727,000 in the three months ended June 30, 2007 from $813,000 in the three months ended June 30, 2006. Interest expense decreased to $2,284,000 in the nine months ended June 30, 2007 from $2,448,000 in the nine months ended June 30, 2006. The lower interest charges resulted from lower debt levels as a result of both principal payments made by the Company and a repurchase of debentures from the Company’s senior lender as part of a debt restructuring. The effect of lower debt levels was offset in part by higher variable interest rates on senior and other secured debt due to increases in the bank prime lending rate.

Other income (expense) of $161,000 for the three months ended June 30, 2007 includes $101,000 resulting from settlement of a Canadian sales tax audit, $21,000 from a settlement with a component supplier, $12,000 from a tradename license, and $27,000 of other net items. For the three months ended June 30, 2006, other income (expense) of $21,000 included $12,000 received from a tradename license and $9,000 of other net items.

Other items included in other income (expense) for the nine months ended June 30, 2007 and 2006 totaled $4,327,000 and $213,000 respectively. The 2007 amount includes $4,062,000 from restructuring of debt with the Company’s Senior lender (as described more fully in Note 4 to the Condensed Consolidated Financial Statements), $101,000 resulting from settlement of a Canadian sales tax audit, $62,000 received from a tradename license, $46,000 in sales of components no longer used, $21,000 from a settlement with a component supplier and $35,000 of other net items. The 2006 amount includes $389,000 of loss from extinguishment of debt offset by $425,000 from the recovery of a lease receivable, $85,000 in sales of components no longer used, $46,000 received from a tradename license and other net items totaling $46,000.

Provision for Income Taxes

Income tax provisions for each of the three and nine months ended June 30, 2007 and 2006 reflect current state tax provisions and adjustments only. No federal income tax provisions or tax benefits were provided in the three or nine months ended June 30, 2007 and 2006 due to the reduction in 2007 and increase in 2006 of the valuation allowance provided against the net change in deferred tax assets. The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years. The Company has federal tax credit and net operating loss carryforwards of approximately $11.9 million and $214.2 million, respectively, as of September 30, 2006.

Liquidity and Capital Resources

	June 30,	September 30,
(in thousands)	2007	2006

Cash and cash equivalents	$522	$246
Working capital (deficit)	(5,434)	(39,032)
Total assets	8,950	9,850
Long-term debt, including current portion	26,329	29,051
Total liabilities	42,516	45,448

	Nine Months Ended June 30,
(in thousands)	2007	2006

Net cash provided (used) by:
Operating activities	$790	$1,001
Investing activities	(10)	(75)
Financing activities	(504)	(1,378)

Note: Significant risk factors exist due to the Company’s limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations. See “Risk Factors” below for further discussion.

Cash Flows

Net cash provided by operating activities totaled $790,000 in the nine months ended June 30, 2007. The net income in the period was $1,815,000. Included in this net income were a non-cash gain of $4,062,000 resulting from an amendment of the Company’s senior loan agreement, and non-cash expenses for depreciation and amortization of $275,000 and stock compensation expense of $209,000. A decrease in accounts receivable due to customers collections being higher than new sales levels resulted in a source of cash of $1,056,000. Inventories were higher and resulted in a use of cash of $377,000 as the Company was preparing to ship a large international order. Unpaid interest which accrued on the Company’s debt increased $1,667,000 as a source of cash. The Company received the proceeds of a prior year legal settlement ($213,000), a final settlement of claims in a subsidiary liquidation ($137,000) and a final settlement of a Canadian sales tax audit ($10l,000). The Company paid the third of six installments of prior year tax claims in the amount of $223,000. All other changes net to a use of funds of $21,000.

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

Net cash used by investing activities in the nine months ended June 30, 2007 and 2006 was $10,000 and $75,000, respectively, representing the acquisition of equipment.

Cash used by financing activities of $504,000 in the 2007 nine-month period is comprised of payments on notes payable of $152,000 and on secured debt of $844,000, offset in part by proceeds from notes payable to related parties of $270,000 and proceeds from other notes payable of $222,000.

Cash used by financing activities of $1,378,000 in the 2006 nine-month period is comprised of payments on notes payable of $189,000 and on secured debt of $1,742,000 offset in part by proceeds from notes payable to related parties of $250,000 and from other notes payable of $303,000.

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

At June 30, 2007 the Company had a stockholders’ deficit of approximately $33.6 million. In addition, it had a working capital deficit of approximately $5.4 million, and the Company’s principal source of liquidity was cash and cash equivalents of $522,000. The Company’s quarterly operating results are subject to fluctuations due to a number of factors resulting in more variability and less predictability in the Company’s quarter-to-quarter sales and operating results. Such factors include (but are not limited to): dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products. Because operating results can fluctuate significantly the Company may not be able to generate positive cash flow from operations in the future. Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital. However, since the Company does not have any source of additional funds or capital in place, any such requirement could have a material adverse effect on the Company. As of September 30, 2006, as a result of not making certain required principal payments on its Term Obligation, the Company was in default under its senior loan agreement and accordingly, all long-term debt and related accrued interest were classified as current liabilities  at such date.

The events and circumstances described above raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors have expressed uncertainty about the Company’s ability to continue as a going concern in their opinion on the Company’s fiscal 2006 financial statements.

Management has responded to its liquidity and cash flow risks by first amending and later replacing its senior debt. In January 2007, the Company’s senior loan agreement was amended to provide for, among other items, a waiver of the payment default mentioned above (See Note 4). Thereafter, on July 30, 2007, the senior debt was paid off and replaced by a mortgage financing on the Naugatuck, CT property. Such mortgage financing requires payments of interest (only) and contains no financial covenants (See Note 9). In addition, management has implemented operational changes: restructuring the sales force, increasing factory shutdown time, containing expenses, and reducing the size of the employee workforce. The Company also continues to pursue the sale or lease of its headquarters land and building in Naugatuck, CT. While the Company is aggressively pursuing opportunities and corrective actions, there can be no assurance that the Company will be successful in its efforts to generate sufficient cash from operations or obtain additional funding sources or sell the Naugatuck property.

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

Impairment of Long-Lived Assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by Statement of Financial Accounting Standards No. 144. The Company's long-lived assets consist of real estate, property and equipment. At both June 30, 2007 and September 30, 2006, real estate represented the only significant remaining long-lived asset that has not been fully written down for impairment.

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

Limited Financial Resources and Risk of Default. The Company has no current banking arrangement under which it may borrow additional funds. It must, therefore, substantially fund operations from cash balances and cash generated from operating activities. The Company has significant outstanding obligations and commitments (see Item 6 in the Company’s annual report on Form 10-KSB for the year ended September 30, 2006 as filed with the Securities and Exchange Commission, in the section on “Liquidity” for additional discussion of this risk factor and the Company’s contractual cash obligations as of September 30, 2006). Furthermore, the ability of the Company to meet cash flow and loan payment requirements is directly affected by the factors described in this “Risk Factors” section.

The Company’s failure to make required payments under its mortgage in effect at July 30, 2007 would constitute an event of default. (See Notes 4 and 9 to Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-QSB).

There can be no assurance that the Company will be able to avoid an event of default on its mortgage agreement. If there is such a default, the mortgage lender may accelerate payment of the outstanding debt ($4.5 million at July 30, 2007) and exercise its security interests which likely would require the Company to again file for bankruptcy protection. An acceleration by the mortgage lender would also result in a default and acceleration by the debenture holders ($19.4 million principal balance outstanding at June 30, 2007).

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

A small number of customers have historically accounted for a majority of the Company’s sales. Sales to the Company’s top five customers accounted for 45% and 55% of sales in fiscal 2006 and 2005, respectively. In the quarter ended June 30, 2007, one customer represented over 50% of the quarter’s revenue. There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. GDC expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2007, and possibly beyond. The loss of one or more service provider customers, such as occurred during the past three years through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results. A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

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

The Company is Controlled by a Small Number of Stockholders and Certain Creditors. Mr. Howard Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 70% of the Company’s outstanding shares of Class B stock and has stock options and warrants that would allow him to acquire approximately 54% of the Company’s common stock. Furthermore, Mr. Modlin is also trustee for the benefit of the children of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 12% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors. The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which was designated by the Creditors Committee (and thereafter may be designated by the Trustee). The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full. After all obligations under the loan agreement with Ableco are satisfied in full, in the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Trustee shall be entitled to select a majority of the Board of Directors. Accordingly, in absence of a payment default under the Debenture, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock and the Trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company. This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Company’s common stock, thereby making it less likely that a stockholder will receive a premium in any sales of shares. To date, the holders of the 9% Preferred Stock have not designated any directors.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000. Such dividend arrearages total $12,316,437.00 as of June 30, 2007.

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

GENERAL DATACOMM INDUSTRIES INC.

August 15, 2007	/s/ William G. Henry
William G. Henry Vice President, Finance and Administration Chief Financial Officer