Form 10KSB
period 2007-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 2007-12-20
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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
YES ☒     NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not  contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

State issuer’s revenues for its most recent fiscal year. $14,140,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price of such shares as quoted on the Pink Sheets on November 30, 2007: $644,029.  Shares of the registrant’s voting common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

 Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES ☒     NO ☐

(Applicable only to Corporate Registrants)

State the number of shares outstanding of each of the issuer’s classes of common equity outstanding as of December 15, 2007:
3,474,373 Shares of Common Stock
647,715 Shares of Class B Stock

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format:  Yes ☐;  No ☒

GENERAL DATACOMM INDUSTRIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

SIGNATURES

Subsidiaries of the Registrant

Consent of Independent Registered Public Accounting Firm

Certification of Chief Executive Officer

Certification of Chief Financial Officer

Certification of CEO and CFO

Index

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General DataComm Industries, Inc. was incorporated in 1969 under the laws of the State of Delaware. Unless the context otherwise requires, the terms “General DataComm”, “Company” and “GDC” as used here and in the following pages mean General DataComm Industries, Inc. and its subsidiaries.  In addition, in the following business discussion “TDM” refers to Time Division Multiplexing technology, “ATM” refers to Asynchronous Transfer Mode cell switching technology, “LAN” refers to Local Area Network, “WAN” refers to Wide Area Network, and “IP” refers to Internet Protocol Technology, “MPLS” refers to Multi-Protocol Label Switching, “Ethernet” refers to a LAN transmission standard and “SNMP refers to Simple Network Management Protocol.

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

The Company’s products and services are marketed worldwide through a combination of direct sales and distribution channels. The Company sells its products, services and solutions through its own sales organizations to common carriers (telephone and cable companies), as well as corporations and governments, system integrators, local distributors, and value-added resellers. International sales represented approximately 49% of the total Company revenues in fiscal 2007 as compared to 29% in fiscal 2006.

The Company’s user base includes: local exchange carriers, including Qwest, Bell Canada, Verizon and AT&T; inter-exchange carriers; corporate end users; and government entities including NATO, the Commonwealth of Kentucky, NASA, U.S. Department of Defense, the FAA, and the U.K. Ministry of Defense. Multinational distributors and integrators deliver General DataComm products to markets in France, China, Chile, Italy, Mexico, Russia, and Saudi Arabia.

The Company’s executive offices are located at 6 Rubber Avenue, Naugatuck, Connecticut 06770, and its telephone number is (203) 729-0271.

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

GDC continues to shift its priorities in the overall access and multiservice switching markets. These priorities are governed by the accelerated growth of Internet-based services, packet-based (IP) voice and data services and Ethernet, all of which require increased attention to network management, performance, quality and network security.  In addition GDC has developed a Multiprotocol Label Switching (MPLS) platform that evolves its multiservice switch family into packet based services including Metro Ethernet Forum compliant services as well as TDM, IP, ATM, and Frame Relay services.

Index

Principal Products and Services
GDC is focused on products it believes to be targeted at market growth areas. Specifically, GDC’s switching, routing and Ethernet extension solutions, networking products including integrated access systems for digital and analog transport, multiplexers and multi-service switches for network consolidation, satellite bandwidth management and legacy to MPLS migration constitute the major product elements serving to meet emerging market requirements. The Company does this by delivering products to target specific applications to provide solutions that are intended to be superior in price and performance to the competition.

These product solutions are offered across three distinct focused market segments: Carrier, Enterprise and Government.

SpectraComm:  The SpectraComm product line consists of products that are NEBS Level 3 Certified for deployment in mission critical applications in telephone company central offices and government applications.  See “The Significance of NEBS Certification” below.

Multiplexers: GDC’s multiplexer products have been long known for their reliability and flexibility. They are deployed in large enterprise and government networks worldwide.

Multiservice Switches: The Multiservice switching family known as “Xedge”, manage multiple applications over various transport technologies and are installed in enterprise and government networks for mission critical applications.

GDC specializes in converging and migrating legacy TDM, ATM, Frame Relay and other services to packet based (Ethernet, IP, MPLS) architectures.

Professional Services: GDC provides a full range of Network Services from total out-sourced services to network monitoring, on site maintenance, and network security evaluations, to assist customers in managing their networks.

Security Services: GDC Professional Network Services has launched a program to provide managed security services for customers.

Product Suites

Multiservice Switches - Xedge6000
GDC’s flagship Xedge6000 multiservice platform now supports packet based MPLS and Ethernet transmission as well as ATM based multiservices.  GDC has introduced its Packet Cell Switch (PCx) that enables multiservices (native Frame Relay, TDM, Ethernet, ATM, and IP) over MPLS, ATM, or Ethernet trunk interfaces.  The technology allows service providers and private network operators to offer converged solutions while reducing capital and operational expenditures.  The PCx plugs into any of GDC’s flagship Xedge6000 family of multiservice switches including the new Xedge6002 2 slot shelf.  GDC’s network manager, ProSphere, facilitates the provisioning and monitoring of the converged service network.

GDC Xedge6000 of switches and related Xedge products deliver cost-effective solutions for public network providers and large private network operators in government, transportation, utilities, energy, and education sectors. GDC also resells other products (video codecs, integrated access devices, routers, among others) that extend the solution application reach of the Xedge6000. The ProSphere network management system provides a useful means of managing not only the Xedge family of switches, but also applications such as video-conferencing.

Index

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

H3C
The Company in 2007 signed an agreement with H3C to resell its distinguished portfolio of enterprise IP routers and Ethernet switches.  Under the terms of the agreement, GDC will resell H3C products to customers in North America.  H3C is a leading manufacturer and supplier of Ethernet, IP routing equipment, and related technologies worldwide.

The addition of the H3C technology to GDC’s portfolio broadens GDC’s converged solution capabilities and expands our support for enterprise networks.  GDC will also provide technical assistance and Professional Services to customers who purchase H3C products and integrated solutions.

SpectraComm Family
General DataComm’s SpectraComm family of NEBS Level 3 modems, digital service units and LAN products support a wide range of applications. These include T3 broadband applications including M13, T1/FT1, E1/FE1 wide-band applications, 2.4 kbps - 64 kbps DDS (Digital Data Service) narrow-band applications, switched or private line analog applications and Local Area Network applications (Ethernet Extension and Ethernet switching). The flexible, expandable design of the SpectraComm system accommodates network growth, spanning from a single card enclosure to a robust 16-slot shelf system. This modularity maximizes the use of network facilities and helps to reduce network management complexity. The SpectraComm Manager provides SNMP Management for an entire shelf and is compliant with the Industry Standard HP OpenView®.  GDC’s SpectraComm devices provide unmatched packaging flexibility, meaning that any of the SpectraComm devices (from 202 to V34 to T1 to T3 to IP) will fit, and are interchangeable between the various enclosures platforms. This interchangeability allows flexible inventories, lower sparing and easier deployment, and are designed for low power usage, all of which result in overall lower costs.

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

Index

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

Professional Services
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

Security Services
GDC Professional Services has launched a program to provide managed security services for customers.  It is estimated that enterprise level customers will spend billions of dollars to acquire network security products ranging from Firewalls to Intrusion Prevention devices.  GDC will select “best-of-breed” products and market them to our customer base.    In addition to selling products, GDC will be in a position to manage various network elements through an existing Network Operations Center (NOC).  This will give GDC two new potential revenue streams: a product purchase arrangement and a recurring revenue stream from providing management services.

Sales and Marketing
Effectively employing networking technology has become a key factor in developing a successful business. Communications networks have emerged as valuable assets that generate revenue and provide competitive advantage. General DataComm over the past 38 years has helped many of the world’s largest enterprises harness the power of networking. Electronic channels of commerce have been established, and reliable public and private communication links are essential to any organization’s survival. GDC’s full range of products and services can support this growing network challenge.  The Company’s products are sold worldwide via a dedicated domestic sales force and through a domestic and international distributor network, augmented by original equipment manufacturers (OEM’s), value-added resellers, system integrators and alternate service providers.

GDC’s customer base includes: local exchange carriers, including Verizon, AT&T, Qwest and Bell Canada; inter-exchange carriers; corporate end users; and government entities including state, local and foreign governments. GDC had one customer, which individually accounted for 30 % of revenue in fiscal 2007 and the Company’s top five customers accounted for 67% of revenue in fiscal 2007.

Index

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

GDC’s expenditures for research and development activities amounted to $2,515,000 and $3,205,000 for fiscal 2007 and 2006, respectively.

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

Index

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

Competition
The telecommunications and networking industry is intensely competitive. Each competitor offers its own solutions and all are formidable. Many of the Company’s current and prospective competitors including ADC, Cisco, Adtran, Network Equipment Technologies and Alcatel/Lucent, have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources.  There can be no assurance that we will be able to maintain or grow our market share of multi-service switches, network access and other products.

Patents and Related Rights
The Company presently owns approximately 36 domestic patents and has no additional applications pending. Many of these patents and applications have also been filed in Canada and various other foreign countries.  The Company believes that certain features relating to its equipment for which it has obtained patents, or for which patent applications have been filed, are important to its business, but does not believe that its success is dependent upon its ability to obtain and defend such patents. Because of the extensive patent coverage in the data communications industry and the rapid issuance of new patents, certain equipment of the Company may involve infringement of existing patents not known to the Company.  See the “Risk Factors” section below and the caption titled “Limited Protection of Intellectual Property” included therein.

Employees
At November 30, 2007, the Company employed 98 persons, of whom 24 were research and development positions, 16 were manufacturing positions, 31 were sales and marketing positions, 14 were service support positions and 13 were general management and support positions, including information technology, accounting, human resources, facilities maintenance and other miscellaneous functions. No Company employees are covered by collective bargaining agreements. The Company has never experienced a work stoppage. Many employees are highly skilled, and the Company’s success depends in part upon its ability to attract and retain such employees. Due to the Company’s limited financial resources, the Company’s employee benefit programs are likely not to be equivalent to those offered by our competitors. While to date management does not believe this to have resulted in significant difficulties in hiring and retaining skilled personnel, this may not be the case in the future.

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

Index

     GDC’s Negative Operating History Since Emerging from Bankruptcy. The Company emerged from Bankruptcy on September 15, 2003. The Company had voluntarily filed for protection under Chapter 11 of the US Bankruptcy Code on November 2, 2001, after incurring seven consecutive years of losses and selling three of its four operating divisions in 2001.  Accordingly, an investor in the Company’s common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by a company emerging from Chapter 11 and that operates in rapidly evolving markets such as the telecommunications equipment industry.

Due to the Company’s negative operating history, declining revenues in recent years and limited financial resources, the Company may not successfully implement any of its strategies or successfully address these risks and uncertainties. As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     Limited Financial Resources and Risk of Default.  The Company has no current ability to borrow additional funds.  It must, therefore, fund operations from cash balances and cash generated from operating activities.  The Company has significant short-term accounts payable and accrued expense obligations.  The Company also has significant outstanding contractual cash obligations and commitments approximating  $38.5 million (see Item 6 of this Form 10-KSB, in the section on “Liquidity” for additional discussion of this Risk Factor and the Company’s contractual cash obligations as of September 30, 2007).

While the Company recorded an operating profit in fiscal 2007, in prior years and after emerging from bankruptcy, the Company incurred operating losses and has a working capital deficit of $2,798,000 at September 30, 2007.  Furthermore, the ability of the Company to meet cash flow requirements, including mortgage payments is directly affected by the factors described in this “Risk Factors” section.

     Dependence on Legacy and Recently Introduced Products and New Product Development. The Company’s future results of operations are dependent on market acceptance of existing and future applications for the Company’s current products and new products in development. Sales of  the Company’s legacy products, primarily digital service unit and V.34 lines, declined to approximately 30% of product sales in fiscal 2007 from  44% in fiscal 2006. The Company anticipates that net sales from legacy products will continue to decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

Market acceptance of the Company’s recently introduced and future product lines is dependent on a number of factors, not all of which are in the Company’s control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunication services, market acceptance of multiservice access devices, the availability and price of competing products and technologies, and the success of the Company’s sales and marketing efforts. Failure of the Company’s products to achieve market acceptance would have a material adverse effect on the Company’s business, financial condition and results of operations. Failure to introduce new products in a timely manner in order to replace sales of legacy products could result in customers purchasing products from competitors and have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Index

     Customer Concentration.  The Company’s customers include the former Regional Bell Operating Companies, long distance service providers, wireless service providers, and resellers who sell to these customers. The market for the services provided by the majority of these service providers has been influenced largely by the passage and interpretation of the Telecommunications Act of 1996 (the “1996 Act”). Service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services.  The ability of service providers to fund such expenditures often depends on their ability to budget or obtain sufficient capital resources.  In the past, resources made available for such capital acquisitions have varied along with market conditions in the United States.  If the Company’s current or potential service provider customers cannot successfully raise the necessary funds, or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs may be adversely impacted which could materially adversely affect the Company’s business, financial condition and results of operations.

A small number of customers have historically accounted for a majority of the Company’s sales (see Item 1. Business – Sales and Marketing). Sales to the Company’s top five customers accounted for 67%  and 45% of revenues in fiscal 2007 and 2006 and one customer accounted for 30% of revenues in fiscal 2007. There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. GDC expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2007, and possibly beyond. The loss of one or more of our service provider customers, such as occurred during the past three years through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results. A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

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

Index

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

     Fluctuations in Quarterly and Annual Operating Results. The Company’s sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company’s quarter-to-quarter sales and operating results. As a small number of customers have historically accounted for a majority of the Company’s sales, order volatility by any of these major customers has had and may have an impact on the Company in the prior, current and future fiscal years.

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

Index

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

     Competition. The market for telecommunications equipment and services addressed by the Company’s  products can be characterized as highly competitive, with intensive equipment price pressure. This market is subject to rapid technological change, wide-ranging regulatory requirements, the entrance of low cost manufacturers and the presence of formidable competitors that have greater name recognition and financial resources. Certain technology such as the V.34 and digital service units portion of the SpectraComm line are not considered new and the market has experienced decline in recent years.

Industry consolidation could lead to competition with fewer, but stronger competitors. In addition, advanced termination products are emerging, which represent both new market opportunities, as well as a threat to the Company’s current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco, Alcatel/Lucent and Nortel Networks, into other equipment such as routers and switches. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company’s products and planned products, the Company’s business, financial condition and results of operations could be materially adversely affected.  Many of the Company’s current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company’s competitors have long-established relationships with network service providers. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

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

Index

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

     Compliance with Regulations and Evolving Industry Standards. The market for the Company’s products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States, the Company’s products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research, and new products introduced in the SpectraComm line and other products designed for telecommunications carrier networks will need to be NEBS Certified. As standards continue to evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company’s products to comply, or delays in compliance, with the various existing and evolving industry standards, could delay introduction of the Company’s products, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Index

   Risks Associated With Entry into International Markets.  The Company has limited experience in international markets with the exception of a few direct customers and resellers/integrators and sales into Western Europe through its subsidiary in France, which was acquired by the Company on June 30, 2005. The Company intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in supporting foreign customers, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company’s sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company’s marketing and sales efforts in such countries, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

     Limited Protection of Intellectual Property. The Company relies upon a combination of patent, trade secret, copyright, and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S., Canadian and other foreign patents with respect to certain products. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company’s patents or that a court having jurisdiction over a dispute involving such patents would hold the Company’s patents valid, enforceable and infringed. The Company also typically enters into confidentiality and invention assignment agreements with its employees and independent contractors, and non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company’s technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company’s business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company’s products are or may be developed, manufactured or sold may not protect the Company’s products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company’s technology and products more likely.

Index

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

    The Company is Controlled by a Small Number of Stockholders and Certain Creditors.  In particular, Mr. Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin,  P.C., legal counsel for the Company, owns approximately 71% of the Company’s outstanding shares of Class B stock  and has stock options and warrants that would allow him to acquire approximately 57% of the Company’s common stock. Furthermore, Mr. Modlin is also trustee for the benefit of the children of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 12% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors.  The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which was designated by the Creditors Committee (and thereafter may be designated by the Debenture Trustee).  The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full.  In the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Debenture Trustee shall be entitled to select a majority of the Board of Directors.  Accordingly, in the absence of a payment default under the Debentures, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock and the Debenture Trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company.  This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s common stock, thereby making it less likely that a stockholder will receive a premium in any sale of shares. To date, the holders of the 9% Preferred Stock have not designated any directors.

Potential default on Debentures.   Debentures in the principal amount of $19,453,000 together with accrued interest ($7,879,000 at September 30, 2007) mature on October 1, 2008.  While principal and/or interest on the Debentures may not be paid while the senior secured debt, including such debt owed to Mr. Modlin and Mr. Segall, is outstanding,  in the absence of such payment restrictions the Company does not presently have the ability to repay the Debentures.  A failure to pay the Debentures when due and payable, could result in an Event of Default being declared under the Indenture governing the Debentures and the Company’s business, financial condition, and results of operations could be materially adversely affected thereby.

Index

ITEM 2.	DESCRIPTION OF PROPERTY

The principal facilities of the Company are as follows:

Naugatuck, Connecticut —
executive offices and operations, a 360,000 square foot facility owned by the Company (approximately 60% is vacant).  Such property is currently for sale or lease. If such sale were to occur, the Company would intend to lease facilities in the same geographical area.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on The Pink Sheets under the symbol “GNRD”.  The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated:

Fiscal 2007	High	Low

First Quarter	$.19	$.09
Second Quarter	.16	.09
Third Quarter	.27	.13
Fourth Quarter	.30	.25

Fiscal 2006	High	Low

First Quarter	$.60	$.30
Second Quarter	.38	.22
Third Quarter	.23	.16
Fourth Quarter	.20	.16

As of November 30, 2007, the Company had approximately 474 common stockholders of record.  The closing sales price of the Company’s common stock on November 30, 2007 was $0.18 per share.

Except for shares purchased by employees pursuant to stock options, no shares of common stock or Class B stock were sold by the Company for cash during the three year period ending September 30, 2007.

Reference is made to Note 3 in the Notes to Consolidated Financial Statements included in Item 7 of this Form 10-KSB for description of warrants issued that were associated with loans from related parties and for description of Debentures issued to creditors in satisfaction of their unsecured claims in the Company’s Chapter 11 proceedings.

Index

Reference is also made to Notes 9 and 16 in the Notes to Consolidated Financial Statements for description of awards, grants and options issued pursuant to the Company’s 2003 and 2005 Stock and Bonus Plans.

No equity securities were repurchased by the Company during its fiscal years ended September 30, 2007 and 2006.

Dividend Policy

The Company has never paid cash dividends.  GDC cannot declare or pay any dividends on its common stock in the foreseeable future due to provisions governing the 9% Preferred Stock which prohibit the payment of such dividends until all arrearages are paid in full.  In any event, the Company intends to retain all earnings, if any, to invest in operations.

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

The Company is conducting operations from its owned facility in Naugatuck, Connecticut and as of November 30, 2007 has 98 employees.

Index

All references to “Notes” in the following discussion of “Results of Operations” and “Liquidity and Capital Resources” are to the “Notes to Consolidated Financial Statements” included in Item 7 in this Form 10-KSB.

Results of Operations – Fiscal Year Ended September 30, 2007

The Company’s revenues were $14.1 million in both fiscal 2007 and 2006, and the Company is operating on internally generated cash flows supplemented with loans from related parties.  There is no commitment from any related parties to provide loans in the future.  Furthermore, on July 30, 2007, GDC Naugatuck, Inc., a subsidiary of General DataComm Industries, Inc., obtained mortgage financing in the amount of $4,500,000 which was used to refinance and replace senior secured debt.  Such mortgage financing requires payments of interest (only) until it matures on July 31, 2009 and contains no financial covenants (see Note 3).

The Company has over the recent years demonstrated the ability to introduce new products and services, maintain customer relationships and introduce manufacturing cost efficiencies.  However, the ability of the Company to generate sufficient operating cash flow is dependent on achieving satisfactory revenue levels, customer collections, new product and product feature development, the ability to operate with minimal investment in capital equipment and software and other significant risks.  Reference is made to Item 1, “Risk Factors” and the “Liquidity” section below in this Form 10-KSB for further discussion of these items.

A significant portion of the Company’s revenues in recent years were derived from the sale of network access and wide area network equipment.  The majority of the revenues (approximately 30% in fiscal 2007) were provided by the Company’s legacy products, primarily analog and digital data sets.  The Company anticipates that sales of legacy products will decline over the next several years while sales of new products will increase over the same period with significant fluctuations possible and without assurance that sales of new products will increase over the same period.

Approximately 9% and 25% of sales of products in fiscal 2007 and 2006 respectively were made through distributors and resellers.  Such distributors and resellers are normally responsible for warehousing products and fulfilling product orders as well as identifying potential service provider and other customers.  The balance of the product sales were made through direct sales to service provider, enterprise and integrator customers.

The Company’s results from operations have fluctuated significantly from period-to-period in the past and this is expected to continue in the future.  As a result, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

Revenues

	Year Ended September 30,

(in thousands)	2007	2006

Product	$11,596	$11,554

Service	2,544	2,550
Total Revenues	$14,140	$14,104

Revenues for the fiscal year ended September 30, 2007 increased $36,000, to $14,140,000 from $14,104,000 reported for the fiscal year ended September 30, 2006.  Product revenues increased  $42,000, while service revenues decreased slightly from the prior year.  As discussed below, one international customer had a significant positive impact on revenues generated by the Company’s newer multi-service switches and contributed to an increase in foreign revenues which now represent 49% of total revenue.

Index

In fiscal 2007 the Company was awarded a contract to supply its high end multi-service switches and related services for a network transport system application in South East Asia.  Shipments under this contract accounted for approximately 36% of product revenues in this fiscal year and resulted in $4.0 million of incremental revenues.  These revenues were offset by a reduction of $1.3 million from the last fiscal year due to a large order in fiscal 2006 placed by a distributor for a government application that did not repeat itself in fiscal 2007.  Furthermore, the Company experienced a drop of approximately $2.0 million in legacy access products which had historically been sold to large telecommunications carriers, due to such carriers’ migration to different technologies.  Access product sales to Bell Canada alone accounted for about half of this total reduction.  The balance of the reduction, approximately $700,000, reflects reduced demand for other products generally along with customers delaying orders in anticipation of new product releases.

Service revenue remained approximately the same year to year primarily due to a decrease in project management services provided in the prior year related to the government order offset by an increase in international support contacts for multi-service switches.

A decline in demand for the Company’s products began in fiscal 2001 due to economic and industry-wide factors affecting the telecommunications industry, including financial constraints affecting customers and over-capacity in customers’ markets.  Although there since has been a recovery in the overall telecommunications market, orders for the Company’s products from telecommunications carriers have continued to decline.  Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

The Company’s business is characterized by a concentration of sales to a limited number of key customers.  Sales to the Company’s top five customers accounted for 67% and 45% of revenues in fiscal 2007 and 2006, respectively.  The Company’s customer who accounted for 10% or more of revenue in fiscal 2007 was a large integrator in France (Thales Communications) (30%).  The Company’s largest customers in fiscal 2006 were: Burlington Northern Santa Fe Railroad (10%), Bell Canada (16%) and Globecomm (10%).  See “Risk Factors” in Item 1 in this Form 10-KSB.

The Company sells its products and services in the United States and Canada primarily through a direct sales force and through a variety of resellers, integrators, and distributors.  Sales to resellers and distributors accounted for approximately 9% and 25% of sales in fiscal 2007 and 2006, respectively. The balance of the sales of products and services were made through direct sales to service provider, enterprise and integrator customers.  Foreign revenues were 49% and 29% of total revenue in the fiscal years ended September 30, 2007 and 2006, respectively.

Gross Margin

	Year Ended September 30,

(in thousands)	2007	2006

Gross Margin	$8,581	$8,074
Percentage of revenues	60.7%	57.3%

Gross margin, as a percentage of revenues, in the fiscal year ended September 30, 2007 was 60.7% as compared to 57.3% in the fiscal year ended September 30, 2006, an increase of 3.4%.

Index

Product gross margin, as a percentage of product revenues, increased 7.8% due primarily to the favorable impact of selling inventories associated with the multi-service switch product line that were written down  prior to the Company’s acquisition of the multi-service switch business in 2005 (+9.0%).  In addition, the Company was able to procure components at reduced prices and this contributed 0.9%, and operating cost reductions contributed 0.4%.  These increases were offset by a reduction in shipments of high-margin products (primarily multi-plexer products to a government contractor in fiscal 2006) which in the aggregate reduced product gross profit margin by 2.6%.

Service gross margin, as a percentage of service revenues, declined 16.2% due primarily to the impact of higher operating costs ($410,000) resulting from strategic investments in the area of professional services in the United States and in Europe, where certain individuals were re-assigned from the sales organization to the service organization.

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

Selling, General and Administrative

	Year Ended September 30,

(in thousands)	2007	2006

Selling, general and administrative	$5,388	$6,147
Percentage of revenues	38.1%	43.6%

The Company’s selling, general and administrative expenses decreased to $5,388,000, or 38.1% of revenues in the fiscal year ended September 30, 2007 from $6,147,000, or 43.6% of revenues in the fiscal year ended September 30, 2006.  The decrease in spending in the year of $759,000, or 12.3%, was due to lower professional fees than the prior year when litigation to recover monies was active ($246,000), discretionary travel expense reductions by the sales organization ($103,000), lower negotiated costs for general liability insurances ($156,000), reassignment of individuals in Europe from the sales organization to the service organization ($299,000) and other net reductions of $55,000.

Research and Product Development

	Year Ended September 30,

(in thousands)	2007	2006

Research and product development	$2,515	$3,205
Percentage of revenues	17.8%	22.7%

Research and product development expenses decreased to $2,515,000, or 17.8% of revenue in the fiscal year ended September 30, 2007 as compared to $3,205,000, or 22.7% of revenue in the fiscal year ended September 30, 2006.  The decrease in spending in the year of $690,000, or 21.5% was due to a reduction in engineering staff ($374,000) and use of outside consultants ($267,000) as development projects were completed, and lower depreciation expense on equipment ($23,000).  Other net reductions were $26,000.

Index

Interest Expense

Interest expense decreased to $3,038,000 in the fiscal year ended September 30, 2007 from $3,273,000 in the fiscal year ended September 30, 2006.  The lower interest charges resulted from lower debt levels as a result of both principal payments made by the Company and a repurchase of debentures from the Company’s senior lender as a part of the debt restructuring.  The effect of lower debt levels was offset in part by higher variable interest rates on senior and other secured debt due to a higher average bank prime lending rate in fiscal 2007 than in fiscal 2006.

Other Income (Expense)

Other income (expense) for the fiscal year ended September 30, 2007 and 2006 totaled $5,881,000 and $1,886,000, respectively.  The 2007 amount includes $4,062,000 from restructuring of debt with the Company’s senior lender and $1,500,000 from the subsequent refinancing and replacement of the senior secured debt (as described more fully in Notes 3 and 13), $101,000 resulting from settlement of a Canadian sales tax audit, $21,000 from a settlement with a component suppler, $83,000 received from a tradename license, $35,000 in sales of components no longer used and $79,000 of other net items of income.  The 2006 amount includes $425,000 from recovery of a lease receivable, $1,074,000 of gain on sale of subsidiary, $575,000 of gain on liquidation of subsidiary, $75,000 received from a tradename license and $126,000 of other net items of income, offset in part by $389,000 of loss from extinguishment of debt (see Note 3).

Provision for Income Taxes

The tax provision for the fiscal year ended September 30, 2007 reflects a benefit of $67,000 primarily due to foreign tax liabilities deemed no longer required due to expiration of time in which to make claims and to a lower level of potential foreign claims, partially offset by a current state tax provision of $6,000.

The income tax provision for the fiscal year ended September 30, 2006 reflected a benefit of $1,352,000 primarily due to foreign tax liabilities deemed no longer required due to favorable resolution of claims and to expiration of time in which to make claims, partially offset by a current state tax provision of $12,000.

No federal income tax provisions or other tax benefits were provided in fiscal 2007 and 2006 due to the valuation allowance provided against deferred tax assets.  The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carry forwards from prior years and the net loss incurred in fiscal 2006.  The Company has federal tax credit and net operating loss carry forwards of approximately $11.9 million and $214.3 million, respectively, at September 30, 2007.

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

Index

Revenue Recognition.  The Company recognizes a sale when the product is shipped or thereafter, and the following four criteria are met upon shipment:  (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured.  A reserve for future product returns is established at the time of the sale based on historical return rates and return policies including stock rotation for sales to distributors that maintain a stock of the Company’s products.  Service revenue is either recognized when the service is performed or, in the case of maintenance contracts, on a straight-line basis over the term of the contract.

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

Impairment of Long-Lived Assets.  The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 144.  The Company's long-lived assets consist of real estate, equipment and other personal property.  At September 30, 2007, real estate represented the only significant remaining long-lived asset that has not been fully depreciated or written down for impairment.

Index

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

Liquidity and Capital Resources

	September 30,

(in thousands)	2007	2006

Cash and cash equivalents	$1,296	$246
Working capital (deficit)	(2,798)	(39,032)
Total assets	10,136	9,850
Long-term debt, including current portion	26,308	29,051
Total liabilities	41,868	45,448

	Year Ended September 30,

	2007	2006
Net cash provided (used) by:
Operating activities	$108	$1,577
Investing activities	(24)	(67)
Financing activities	966	(2,142)

Note:  Significant risk factors exist due to the Company’s limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations.  See Item 1, “Risk Factors” for further discussion.

Cash Flows

Fiscal 2007

Net cash provided by operating activities was $108,000 in the fiscal year ended September 30, 2007.  The net income in fiscal 2007 was $3,582,000.  Non-cash items included in net income were expenses for depreciation and amortization of $346,000 and stock compensation expense of $269,000 and non-cash income recorded as a result of an amendment of the Company’s senior loan agreement of $4,062,000, the gain on refinancing of such agreement with a mortgage financing of the Company’s Naugatuck, Connecticut property of $1,500,000 and a reduction in liability for income taxes of $67,000.  A decrease in accounts receivable due to customer’s collections being higher than new sales levels resulted in a source of cash of $775,000.  Inventories were higher and resulted in a use of cash of $212,000, as the Company was preparing to ship a large international order.  Unpaid interest which accrued on the Company’s debt increased $2,179,000 as a source of cash.  The Company received the proceeds of a prior year legal settlement ($213,000), a final settlement of claims in a subsidiary liquidation ($137,000) and a final settlement of a Canadian sales tax audit ($101,000).  The Company paid the third of six installments of prior year tax claims in the amount of $223,000 and paid delinquent real estate property taxes of $931,000.  Other net uses of cash were $499,000.

Index

Cash used by investing activities in the fiscal year ended September 30, 2007 was $24,000 for the acquisition of equipment.

Net cash provided by financing activities of $966,000 in the fiscal year ended September 30, 2007 is comprised of proceeds from a mortgage financing of $4,500,000, proceeds from notes payable to related parties of $270,000 and from other notes payable of $222,000, offset in part by payments on senior debt including final pay-off of a loan of $3,827,000 and on notes payable of $199,000.

Fiscal 2006

Net cash provided by operating activities totaled $1,577,000 in fiscal 2006.  The net loss in the period was $1,325,000.  Included in this net loss were non-cash expenses for loss on extinguishment of debt of $389,000 and for depreciation and amortization of $403,000, and non-cash income recorded as a result of reduction in liability for income taxes of $1,340,000.  An increase in accounts receivable due to new sales levels being higher than customer collections resulted in a use of cash of $408,000.  Inventories were lower by $694,000 as the Company was able to achieve shipments of on-hand inventories to satisfy new customer orders and generate a source of cash through reduced purchasing.  Other sources of cash included interest which accrued on the Company’s debt which increased $2,490,000 and an increase in unpaid vendor liabilities of $1,214,000.  Other net uses of cash were $540,000.

Cash used by investing activities in the fiscal year ended September 30, 2006 was $67,000 for the acquisition of equipment.

Net cash used by financing activities was $2,142,000 in fiscal 2006.  Principal payments on the term obligation were $2,392,000 and on notes payable were $457,000.  Proceeds from the issuance of notes payable provided $707,000 of cash.

Liquidity

The Company has no current ability to borrow additional funds.  It must, therefore, fund operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and others.  The Company has significant short-term obligations including amounts due for unpaid professional fees, delinquent personal property taxes, priority tax claims from 2001 and prior years, and monthly payments of interest its mortgage.  Furthermore, the Company has other significant future outstanding obligations as shown in the accompanying consolidated balance sheet at September 30, 2007 and in the table of contractual cash obligations shown below.  In order to meet these and other future payments the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

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

Index

As a result of the potential liquidity and cash flow risks described above, the Company’s independent auditors expressed uncertainty about the Company’s ability to continue as a going concern in their opinion on the Company’s fiscal 2007 financial statements.

Management has responded to its liquidity and cash flow risks by first amending and later replacing its senior debt.  In January 2007, the Company’s senior loan was amended to provide for, among other items, a waiver of the payment default mentioned above (see Note 3).  Thereafter, on July 30, 2007, the senior debt was paid off and replaced by a mortgage financing on the Naugatuck, CT property.  Such mortgage financing requires payments of interest (only) and contains no financial covenants (see Note 3).  In addition, management has implemented operational changes: restructuring the sales force, increasing factory shutdown time, constraining expenses, and reducing  and reallocating the employee workforce.  The Company also continues to pursue the sale or lease of its headquarters land and building in Naugatuck, CT.

The Company’s contractual cash obligations including interest, as of September 30, 2007, are as follows:

	PAYMENTS DUE BY PERIOD
	(in thousands)
	Total	Fiscal 2008	Fiscal Years 2009 and 2010

Real Estate Mortgage	$5,400	$491	$4,909
Related Parties	2,838	2,838	-
Priority Tax Claims	757	524	233
Debentures	29,304	-	29,304
Note Payable	23	23	-
Operating Leases	132	62	70

Total Contractual Cash Obligations	$38,454	$3,938	$34,516

The above-scheduled payments are generally subject to acceleration in the event of a payment default by the Company that is not cured.  There can be no assurance that the Company will be able to avoid a payment default in the future.

The Real Estate Mortgage, entered into July 30, 2007, provides for monthly payments of interest only and the principal amount is payable in full on July 31, 2009.

Debentures represent the balance of the unsecured claims, and interest thereon, against the Company filed by its unsecured creditors in the Company’s Chapter 11 bankruptcy proceedings and the issuance of the Debentures was approved as part of the Company’s plan of reorganization.  Interest accrues at the rate of 10% and the outstanding balance of principal and interest matures on October 1, 2008.  For discussion of a potential default on Debentures, see “Risk Factors” earlier in Section 6 of this Form 10-KSB.

See Notes 3 and 15 in the Notes to Consolidated Financial Statements included in Item 7 in this Form 10-KSB for additional information on certain contractual cash obligations.

The Company has no off balance sheet arrangements.

Index

ITEM 7.	FINANCIAL STATEMENTS

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
General DataComm Industries, Inc.:

We have audited the accompanying consolidated balance sheets of General DataComm Industries, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.   These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General DataComm Industries, Inc. and subsidiaries as of September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has both a working capital and stockholders’ deficit at September 30, 2007, and has no current ability to obtain new financing. In addition, the Company does not have the ability to repay approximately $27.3 million of Debentures including accrued interest which mature on October 1, 2008.  Such conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for stock-based compensation effective October 1, 2006.

/s/Eisner LLP
Eisner LLP
New York, NY
December 18, 2007

Index

General DataComm Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands except shares)
September 30,	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$1,296	$246
Accounts receivable, less allowance for doubtful receivables of $250 in 2007 and $489 in 2006	1,711	2,486
Inventories	2,766	2,554
Other current assets	676	591
Total current assets	6,449	5,877
Property, plant and equipment, net	3,687	3,973
Total Assets	$10,136	$9,850

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt ($2,351 owed to related parties in 2007 and $2,081 in 2006)	$2,355	$29,051
Accounts payable	2,810	2,658
Accrued payroll and payroll-related costs	565	596
Accrued interest	466	7,904
Other current liabilities	3,051	4,700
Total current liabilities	9,247	44,909
Long term debt, less current portion	23,953	-
Accrued interest on long-term debt	7,946	49
Other liabilities	722	489
Total Liabilities	41,868	45,448

Commitments and contingencies (Notes 14 and 15)

Stockholders’ deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized; issued and outstanding: 781,996 shares in 2007 and 2006: $32.3 million liquidation preference at September 30, 2007	782	782
Class B stock, par value $.01 per share, 5,000,000 shares authorized; 647,715 issued and outstanding in 2007 and 653,947 in 2006	6	7
Common stock, par value $.01 per share, 25,000,000 shares authorized; issued and outstanding: 3,474,373 in 2007 and 3,468,141 in 2006	35	35
Capital in excess of par value	199,021	198,751
Accumulated deficit	(231,601)	(235,183)
Accumulated other comprehensive income	25	10
Total Stockholders’ Deficit	(31,732)	(35,598)
Total Liabilities and Stockholders’ Deficit	$10,136	$9,850

The accompanying notes are an integral part of these consolidated financial statements.

Index

General DataComm Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands except share data)
Year ended September 30,	2007	2006

Revenues:
Product	$11,596	$11,554
Service	2,544	2,550
Total	14,140	14,104

Cost of revenues
Product	4,433	5,314
Service	1,126	716
Total	5,559	6,030

Gross margin	8,581	8,074

Operating expenses:
Selling, general and administrative	5,388	6,147
Research and product development	2,515	3,205
	7,903	9,352
Operating income (loss)	678	(1,278)

Interest expense	(3,038)	(3,273)
Other income (net)	5,881	1,886

Income (loss) before income taxes
	3,521	(2,665)

Income tax benefit	(61)	(1,340)

Net income (loss)	3,582	(1,325)
Dividends applicable to preferred stock	(1,760)	(1,760)
Net income (loss) applicable to common and Class B stock	$1,822	$(3,085)

Earnings (loss) per share:
Basic-common stock	$0.45	$(0.76)
Basic – Class B stock	$0.40	$(0.76)
Diluted –common stock	$0.44	$(0.76)
Diluted – Class B stock	$0.40	$(0.76)

Weighted average number of common and Class B shares outstanding:
Basic – common stock	3,473,271	3,416,156
Basic – Class B stock	648,817	653,947
Diluted – common stock	4,122,088	3,416,156
Diluted – Class B stock	648,817	653,947

The accompanying notes are an integral part of these consolidated financial statements.

Index

General DataComm Industries Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(in Thousands, Except Share Data)

	Comprehensive							Capital				Accumulated	Total
	Income	9% Preferred Stock		Class B Stock		Common Stock		In Excess	Treasury Stock		Accumulated	Other Comprehensive	Stockholders

	(Loss)	Shares	Amount	Shares	Amount	Shares	Amount	of Par	Shares	Amount	Deficit	Income*	Deficit

Balance September 30, 2005		787,900	$788	653,947	$7	3,342,364	$33	$198,433	1,961	$(145)	$(233,858)	-	$(34,742)
Comprehensive loss
Net loss	$(1,325)										(1,325)		(1,325)
Foreign currency translation adjustments	10											10	10
Comprehensive loss	$(1,315)

Warrants Issued								457					457

Conversion of preferred stock to common stock		(5,904)	(6)			91	-	6

Exercise of stock options						125,686	2	(145)	(1,961)	145			2

Balance September 30, 2006		781,996	782	653,947	7	3,468,141	35	198,751	-	-	(235,183)	10	(35,598)
Comprehensive income
Net Income	$3,582										3,582		3,582
Foreign currency translation adjustments	15											15	15
Comprehensive 1ncome	$3,597
Conversion of Class B stock to common stock				(6,232)	(1)	6,232		1
Stock compensation expense								269					269
Balance September 30, 2007		781,996	$782	647,715	$6	3,474,373	$35	$199,021	-	-	$(231,601)	$25	$(31,732)

“Accumulated Other Comprehensive Income” is comprised solely of foreign currency translation adjustments; there is no income tax expense or benefit associated with such adjustments.

The accompanying  notes are an integral part of  these consolidated financial statements.

Index

General DataComm Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)
Year ended September 30,	2007	2006

Cash flows from operating activities:
Net income (loss)	$3,582	$(1,325)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	346	403
Stock compensation expense	269	-
Gain on restructuring of debt	(4,062)	-
Gain on forgiveness of debt	(1,500)	-
Reduction in liability for income taxes	(67)	(1,340)
Loss on extinguishment of debt	-	389
Changes in:
Accounts receivable	775	(408)
Inventories	(212)	694
Accounts payable	127	1,214
Accrued payroll and payroll-related costs	(31)	118
Accrued interest	2,179	2,490
Other net current liabilities	(1,062)	(175)
Other net long-term assets	(236)	(483)

Net cash provided by operating activities	108	1,577

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(24)	(67)

Net cash used by investing activities	(24)	(67)

Cash flows from financing activities:
Proceeds from notes payable	222	303
Principal payments on notes payable	(199)	(303)
Principal payments on term and PIK loan obligations	(3,827)	(2,392)
Proceeds from notes payable to related parties	270	404
Principal payments on notes payable to related parties	-	(154)
Proceeds from real estate mortgage	4,500	-
Net cash provided (used) by financing activities	966	(2,142)

Net increase (decrease) in cash and cash equivalents	1,050	(632)

Cash and cash equivalents, beginning of year	246	878

Cash and cash equivalents, end of year	$1,296	$246

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$394	$410
Income and franchise taxes	$6	$1
Reorganization items (primarily tax claims and legal fees)	$340	$269

The accompanying notes are an integral part of these consolidated financial statements.

Index

General DataComm Industries, Inc.
Notes to Consolidated Financial Statements

1.  Liquidity and Basis of Presentation

On November 2, 2001 General DataComm Industries, Inc. and its domestic subsidiaries (the “Company”) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.  The Company continued in possession of its properties and the management of its business as debtors in possession.  The Company emerged from Chapter 11 effective on September 15, 2003 pursuant to a court-approved plan of reorganization.  Under this plan, the Company was to pay all creditors 100% of their allowed claims based upon a five year business plan.    Debentures were issued to unsecured creditors as part of the plan of reorganization.  However, the Company has not met its business plan objectives since emerging from Chapter 11 and, therefore, there can be no assurance that the Debentures will be paid.

The Company’s operating results are subject to fluctuations due to a number of factors resulting in more variability and less predictability in the Company’s sales and operating results.  Such factors include (but are not limited to):  dependence on a small number of customers, short delivery times, dependence on subcontract manufacturers, low order backlog, ability to timely develop new products and market acceptance of new products.  Because operating results can fluctuate significantly the Company may not be able to generate positive cash flow from operations in the future.  Should the need arise, it may become necessary to borrow additional funds or otherwise raise additional capital.  However, the Company has no current ability to borrow additional funds.  It must, therefore, fund operations from cash balances and cash generated from operating activities.  In order to meet its obligations the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

At September 30, 2006, the Company was in default under its senior loan agreement as a result of not making certain required principal payments on its Term Obligation.  Accordingly, due to cross-default provisions, all long term debt, including Debentures along with accrued interest thereon were classified as current liabilities at such date.  Such default was waived by the senior lenders in January 2007 as part of a loan amendment.  Furthermore, on July 30, 2007, the Company obtained mortgage financing in the amount of $4,500,000 which was used to refinance and replace the Term Obligation and PIK Obligation owed to the senior lender.  Such mortgage financing requires payments of interest only until it matures on July 31, 2009 and contains no financial covenants (see Note 3).

At September 30, 2007 the Company had a stockholders’ deficit of approximately $31.7 million and a working capital deficit of approximately $2.8 million.  As a result of the refinancing and replacement of the Company’s senior indebtedness, the Debentures in the principal amount of $19,453,000 along with accrued interest thereon ($7,879,000) were classified as long-term liabilities in the accompanying balance sheet at September 30, 2007.  However, the Debentures and accrued interest  mature on October 1, 2008.   While a Subordinated Security Agreement signed by the Indenture Trustee on behalf of the Debenture holders provides that no payments may be made to Debenture holders while senior secured debt is outstanding, in the absence of such payment restrictions the Company does not presently have the ability to repay the Debentures.  A failure to pay the Debentures when due and payable could result in an Event of Default being declared under the Indenture governing the Debentures.

The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern.  Management has responded to its liquidity and cash flow risks by first amending and later replacing its senior debt.  In addition, management has implemented operational changes: restructuring the sales force, increasing factory shutdown time, constraining expenses, and reducing and reallocating the employee workforce.  The Company also continues to pursue the sale or lease of its headquarters land and building in Naugatuck, CT.

Index

While the Company is aggressively pursuing opportunities and corrective actions, there can be no assurance that the Company will be successful in its efforts to generate sufficient cash from operations or asset sales, obtain additional funding sources or successfully renegotiate the terms of the Debentures.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

Principles of Consolidation

The consolidated financial statements include the accounts of General DataComm Industries, Inc. and its majority-owned subsidiary companies.  Intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes a sale when the product is shipped or thereafter and the following four criteria are met:  (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured.  A reserve for future product returns is established at the time of the sale based on historical return rates and return policies including stock rotation for sales to distributors that stock the Company’s products.

Service revenue is recognized either when the service is performed or, in the case of maintenance contracts, on a straight-line basis over the term of the contract.

Promotion and Advertising Costs

Promotion and advertising costs are charged to selling, general and administrative expense in the period in which they are incurred. Promotion and advertising costs amounted to $292,000 and $299,000 in fiscal years 2007 and 2006, respectively.

Index

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

Foreign Currency

Transactions denominated in foreign currencies are recorded on a monthly basis using the average of the prior and current month end exchange rates.  Assets and liabilities denominated in foreign currencies are translated at the balance sheet dates using the closing rates of exchange between those foreign currencies and the U.S. dollar with any transaction gains or losses reported in income.  Adjustments that result from translating financial statements of the Company’s subsidiary in France are recorded in accumulated other comprehensive income or loss.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (see Note 10).

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash instruments and accounts receivable.  The Company places its cash investments with high-quality U.S. financial institutions.  Approximately $808,000, or 41%, of accounts receivable at September 30, 2007 ($742,000, or 30%, at September 30, 2006) were concentrated in telephone companies or distributors to such companies primarily in North America and $894,000, or 45%, ($968,000, or 39%, at September 30, 2006) were concentrated in large integrators to government agencies in North America and Europe.   Two integrators represented 15% and 14% of accounts receivable at September 30, 2007 and one integrator represented 15% of accounts receivable at September 30, 2006.  These receivables are not collateralized due to the Company’s assessment of limited risk and favorable history of payments from such customers.

Post-Retirement and Post-Employment Benefits

The Company does not offer post-retirement and post-employment benefits to its current employees other than federally required programs which are fully funded by such employees.

The Company does provide health and long-term care benefits to five former long-term executives of the Company who retired in November 2001.  The Company recorded the liability for such benefits based on actuary-provided life expectancies, known fixed annual costs and estimated variable costs and adjusts the liability based on actual experience.  The liability for such expenses was $571,000 and $588,000 at September 30, 2007 and 2006, respectively.

Index

Accounting for Stock-Based Compensation

At September 30, 2007, the Company has stock-based employee compensation plans in effect, which are described more fully in Note 9.  Prior to October 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.  No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended September 30, 2006, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective October 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (R), “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) using the modified prospective transition method.  Under that transition method, compensation cost recognized in fiscal 2007 includes:  (a) compensation cost for all share-based payments (including stock options) granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS  No. 123R.  Results for prior periods have not been restated.  Compensation cost is recorded over the stock options’ vesting periods.  As a result of adopting SFAS No. 123R, compensation cost recognized in the year ended September 30, 2007 was $269,000 ($0.06 per share).  The following table reflects the effect on net income (loss) and per share data, if the fair value based method had been applied to all outstanding and unvested stock options for the year ended September 30, 2006:

2006

Net loss, as reported	$(1,325)
Add: stock-based employee compensation expenses included in reported net loss

Deduct: stock-based employee compensation expense determined under fair value based method for all awards	(312)

Proforma net loss	(1,637)
Dividends applicable to preferred stock	(1,760)
Proforma net loss applicable to common and Class B stock	$(3,397)
Proforma net loss per share:
Basic and diluted – common stock	$(0.83)
Basic and diluted – Class B stock	$(0.83)

The Black-Scholes method was used to compute the proforma amounts presented above, utilizing the following weighted average assumptions for stock-based compensation granted:

Risk-free interest rate	4.40
Volatility (%)	322%
Expected Life (in years)	5.00
Dividend yield rate	Nil

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) which establishes standards for reporting comprehensive income and its components in a Company’s financial statements.  The Company reported foreign currency translation gain as other comprehensive income as defined in SFAS 130 in the fiscal years ended September 30, 2007 and 2006.

Index

“Accumulated Other Comprehensive Income” is comprised solely of foreign currency translation adjustments.  There is no income tax expense or benefit associated with such adjustments.

Operating Segments

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), which utilizes a “management” approach to segment reporting. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  For the years ended September 30, 2007 and 2006, the Company operated in one reportable segment.   SFAS 131 also requires enterprise-wide disclosures about products and services, geographic areas, and major customers (see Note 8).

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

Index

3.  Long-Term Debt

Long-term debt consists of (in thousands):

September 30,	2007	2006

Term Obligation	-	$2,602
PIK Obligation	-	2,500
Notes Payable to Related Parties, net of debt discount of $19 in 2007 and $54 in 2006	$2,332	2,026
Note Payable	23	-
Debentures due October 1, 2008	19,453	21,923
Real Estate Mortgage due July 31, 2009	4,500	-
	26,308	29,051
Less current portion	2,355	29,051
	$23,953	$0

At September 30, 2006, the Company was in default under its senior loan agreement as a result of not making required principal payments on its Term Obligation.  Accordingly, due to cross-default provisions, all long-term debt along with accrued interest ($7,525,245) thereon was classified as current liabilities at such date.  Such default was waived by the senior lenders in January 2007 as part of a loan amendment (see Note 13).  Furthermore, on July 30, 2007, GDC Naugatuck, Inc., a subsidiary of General DataComm Industries, Inc., obtained mortgage financing on more favorable terms (see below) in the amount of $4,500,000 which was used to refinance and replace the Term Obligation and PIK Obligation owed to the senior lender.  As a result of the refinancing and replacement of the Company’s senior indebtedness, the Debentures due October 1, 2008 and accrued interest thereon of $7,879,000 were classified as long-term liabilities in the accompanying balance sheet at September 30, 2007.

The Company believes that the values of the Note Payable and Mortgage Payable approximate their respective fair values due to the recent placement of such debt. Also, Notes Payable to Related Parties in the amounts of $2.3 million and $2.0 million at September 30, 2007 and 2006, respectively, which were issued as replacement debt for the senior secured debt on similar terms and conditions, are considered to approximate fair value.  However, the estimated fair value of Debentures, with a face amount totaling $19.4 million at September 30, 2007 and $21.9 million at September 30, 2006, is considered to be substantially lower than carrying value due to the Debentures being subordinated to both the senior secured and related party debt.  However, due to the extremely limited market (if any) for the Debentures, the Company is unable to determine the current fair value.

Long-term debt matures in amounts totaling $2,355,000 in fiscal 2008, and $23,953,000 in fiscal 2009, of which $19,453,000 is due October 1, 2008, and $4,500,000 is due July 31, 2009.

Notes Payable to Related Parties

 On December 9, 2005, the Company entered into amendments of its loan arrangements with Howard S. Modlin, Chairman of the Board and Chief Executive Officer, and John Segall, a Director.  Pursuant to such amendments, an aggregate of $1,600,000 plus accrued interest thereon in secured loans from such directors maturing between September 29, 2005 and September 29, 2006 were extended.  Such amendments generally provided that 50% of each such amended and restated note was to be payable one and two years from the original due dates.  The conversion features of four notes held by Mr. Modlin, which were convertible into an aggregate of 1,103,897 shares of common stock, and three notes held by Mr. Segall, which were convertible into an aggregate of 508,659 shares of common stock, were eliminated, and unpaid accrued interest aggregating $230,945, was added to the amended and restated notes.  Interest accrues at the rate of 10% per annum from December 9, 2005 and the first interest payment on the amended and restated notes was due May 1, 2006 (payment of interest on the amended loans has been deferred indefinitely in agreement with Mr. Segall and Mr. Modlin).  In connection with the transactions, Mr. Modlin and Mr. Segall each received seven year warrants expiring December 8, 2012 to purchase common stock at $0.575 per share covering 2,084,204 shares and 1,100,047 shares, respectively. The transactions were unanimously approved by the Company’s Board of Directors on December 9, 2005.  In connection with the restructuring of the loans, the Company recorded a non-cash loss on extinguishment of debt of $389,000 in fiscal 2006 representing the value of the warrants issued.  Such warrant value was determined based upon an appraisal by an outside consultant.

Index

On February 17, 2006, the Company borrowed $250,000 from Mr. Modlin in the form of a demand note which bore interest at the rate of 10% per annum.  On April 20, 2006, the Corporation entered into an amendment of its loan arrangement with Mr. Modlin whereby the $250,000 demand loan made by Mr. Modlin on February 17, 2006 was amended and restated into a term note, 50% of which was payable February 17, 2007 (such payment was deferred indefinitely in agreement with Mr. Modlin) and 50% of which is payable February 17, 2008.  Mr. Modlin received a seven year warrant expiring April 19, 2013 to purchase 909,000 shares of common stock at $0.275 per share.  The warrant was valued at $69,000 based upon an appraisal by an outside consultant and was recorded as debt discount and is being amortized as additional interest expense over the term of the debt.

In the quarter ended March 31, 2007, Mr. Modlin made demand loans to the Company totaling $270,000.

No principal or interest payments required under the terms of any of the above loans have been made to Mr. Modlin or Mr. Segall under agreement with such individuals.  All loans made by Mr. Modlin and Mr. Segall are secured by all the assets of the Company.

Debentures

Debentures together with accrued interest mature on October 1, 2008.  The Debentures were issued to unsecured creditors in 2003 as part of the Company’s Plan of Reorganization.  No principal is payable on the Debentures until the senior secured lenders’ claims are paid in full and no principal has been paid at September 30, 2007.  Interest accrues at the annual rate of 10%.

Real Estate Mortgage

The real estate mortgage entered into July 30, 2007 in the amount of $4,500,000 is secured by the Company’s premises in Naugatuck, CT.  The mortgage requires monthly payments of interest at the rate of 30-day LIBOR plus 6% (such interest was 11.13% at September 30, 2007).  No principal payments are required until the full amount of the mortgage matures on July 30, 2009.  The mortgage contains no financial covenants.

4.  Inventories

Inventories consist of (in thousands):

September 30,	2007	2006
Raw materials	$665	$637
Work-in-process	1,020	945
Finished goods	1,081	972
	$2,766	$2,554

Inventories are stated at the lower of cost or market using the first-in-first out method.  Reserves in the amount of $2,883,000 and $3,442,000 were recorded at September 30, 2007 and 2006, respectively, for excess and obsolete inventories.

Index

5.  Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

September 30,	2007	2006	Estimated Useful Life
Land	$1,000	$1,000	—
Buildings and improvements	7,115	7,115	10 to 30 years
Test equipment, fixtures and field spares	3,595	3,923	3 to 10 years
Other equipment	4,349	5,352	2 to 10 years
	16,059	17,390
Less: accumulated depreciation	12,372	13,417
	$3,687	$3,973

Depreciation expense amounted to $308,000 and $327,000, in fiscal 2007 and 2006, respectively.

The Company’s property in Naugatuck, Connecticut, which is the location of the Company’s operations, has a net book value of $3,579,000 and $3,759,000 at September 30, 2007 and 2006, respectively.  Although the Company has been actively trying to sell the building since 2001, due to its inability to do so, such building is not reflected as an asset held for sale in the accompanying balance sheets.  In addition such property is collateral for the indebtedness under the Company’s Mortgage Note, which has a first lien, as well as Notes Payable to Related Parties and Debentures.

6.   Income Taxes

Income (loss) before income taxes in the years ended September 30, 2007 and 2006 consists primarily of domestic income (loss) generated in the United States.  The income tax benefits in fiscal 2007 and 2006 reflect a benefit of $67,000 and $1,352,000 respectively, primarily due to foreign tax liabilities deemed no longer required due to favorable resolution of claims and to expiration of time in which to make claims by the taxing authorities, offset in part by current state tax provisions of $6,000 for fiscal 2007 and $12,000 for fiscal 2006.

The following reconciles the U.S. statutory income tax rate to the Company’s effective rate:

Year ended September 30,	2007	2006

Federal statutory rate	34.0%	(34.0)%
Reduction of accruals for prior years’ taxes, principally foreign	(1.8)	(50.7)
Change in valuation allowance	(34.0)	34.0
State income tax effects	0.1	0.4
Effective income tax rate	(1.7)%	(50.3)%

For regular income tax reporting purposes at September 30, 2007, domestic federal tax credit and net operating loss carryforwards amounted to approximately $11.9 million and $214.3 million, respectively.  Domestic federal tax credit and net operating loss carryforwards expire in various amounts between fiscal 2008 and 2026. Domestic state loss carryforwards of approximately $53.8 million expire in various amounts between fiscal 2008 and 2027, but most expire by 2022.  Utilization of the net operating loss carryforwards may be subject to limitation due to the changes in ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.  The Company’s subsidiary in France has approximately $119,000 in net operating loss carryforwards.

The tax effects of the significant temporary differences and carryforwards comprising the deferred tax assets and liabilities at September 30, 2007 and 2006 were as follows (in thousands):

Index

	2007	2006
Deferred Tax Assets
Bad debt reserve	$100	$144
Inventory reserve	7,388	8,700
Other accruals	568	716
Loss carryforward	77,168	77,026
Tax credits	11,991	11,872
	97,215	98,458
Valuation allowance	(97,215)	(98,458)
Net deferred tax assets	0	0

The deferred tax asset related to the inventory reserve includes inventory written off for book purposes which is not yet deductible for tax reporting purposes.

Statement of Financial Accounting Standard No. 109, “Accounting For Income Taxes,” requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company believes that uncertainty exists with respect to the future realization of deferred tax assets and, as a result, carries a valuation allowance for such items. The valuation allowances, disclosed in the deferred tax summary above, decreased by $1,243,000 and $293,000 in fiscal 2007 and fiscal 2006, respectively.

7.  Capital Stock

Common Stock and Class B Stock

In addition to regular common stock, the Company’s capital structure includes Class B stock which, under certain circumstances, has greater voting power in the election of directors.  However, common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock.  The Company has never declared or paid cash dividends on its common stock.  So long as there are arrearages in payment of dividends on the Company’s 9% Preferred Stock, the Company is prohibited from paying cash dividends on its common stock and Class B stock.  Class B stock has limited transferability and is convertible into common stock at any time on a share-for-share basis.  There were 647,715 and 653,947 shares of Class B stock outstanding at September 30, 2007 and 2006, respectively.

9% Preferred Stock

At September 30, 2007 and 2006, there were 781,996 shares of the Company’s 9% Cumulative Convertible Exchangeable Preferred Stock (“9% Preferred Stock”) outstanding.  The 9% Preferred Stock accrues dividends at a rate of 9% per annum, cumulative from the date of issuance and payable quarterly in arrears. Dividends were paid through June 30, 2000; dividends in arrears, which are not accrued for financial reporting purposes since they have not been declared by the Company, amounted to $12,756,310 at September 30, 2007 ($14.07 per share) and are included in the liquidation value disclosed in the accompanying fiscal 2007 balance sheet.  Such arrearages entitle the holders of the 9% Preferred Stock to elect two directors until all arrearages are paid, but no such designation has been made or requested.  The 9% Preferred Stock can be converted into common stock at $136.50 per share, or the equivalent of .18315 shares of common stock for each share of 9% Preferred Stock.

Index

8. Segment and Geographical Information

For the years ended September 30, 2007 and 2006, the Company operated in one reportable segment.

Consolidated revenue and long-lived asset information by geographic area is as follows (in thousands):

	Revenue		Long-Lived Assets

Year ended September 30,	2007	2006	2007	2006

United States	$7,175	$10,056	$3,616	$3,908
Foreign	6,965	4,048	71	65
Total	$14,140	$14,104	$3,687	$3,973

Foreign revenue is determined based on the country in which the revenue originated (where the customer placing the order is domiciled).

The percentage of total sales for customers accounting for more than 10% of the Company’s sales, in each case for the fiscal years ended September 30, 2007 and 2006, respectively, are: 30% and 3% for Thales Communications (France); 3% and 10% for Bell Canada (Canada); 2% and  10% for GlobeComm Systems (United States) and 7% and 10% for Burlington Northern Santa Fe Railroad (United States).

9.  Employee Incentive Plans

Stock Awards, Grants and Options
The Company has adopted a 2003 Stock and Bonus Plan (“2003 Plan”) reserving 459,268 shares of Class B stock and 459,268 shares of common stock and a 2005 Stock and Bonus Plan (“2005 Plan”) reserving 2,400,000 shares of common stock.  No shares of Class B stock are authorized under the 2005 Plan.  Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to, greater than or less than the market price on the date of grant.  While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% per year over a five-year period and expire within ten years. At September 30, 2007 there were 775,926 options available for future issuance under the plans.

On November 22, 2005, the Stock Option Committee of the Board of Directors granted stock options pursuant to the Company’s 2005 Plan to purchase 378,000 shares of common stock at the quoted market price of $.45 per share, including grants of options for 30,000 shares to each of Lee M. Paschall, Aletta Richards and John L. Segall, Directors, and George Best, then Vice President, Sales and Marketing, William G. Henry, Vice President Finance and Administration and Principal Finance Officer, and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 187,750 of such options to all of its employees other than its officers.  The Committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a separate stock option with terms substantially similar to the options granted under the 2005 Plan to purchase 551,121 shares at $.50 per share. The options vest in increments of 20% a year over a five year period and expire ten years after grant.  On December 17, 2006, Mr. Lee M. Paschall, Director and Audit Committee Financial Expert, died after a brief illness.

On October 10, 2006, the Stock Option Committee of the Board of Directors granted stock options pursuant to the Company’s 2005 Plan to purchase 363,400 shares of Common Stock at the quoted market price of $.18 per share, including grants of 30,000 Plan shares to each of Lee M. Paschall, Aletta Richards and John L. Segall, Directors, William G. Henry, Vice President, Finance and Administration and Principal Financial Officer and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 213,400 of such options to all of its employees other than its officers and directors.  The committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a stock option under the 2005 Plan to purchase 551,121 shares at $.20 a share.  All such options vest in increments of 20% a year over a five year period and expire then years after grant.

Index

See Note 16 “Subsequent Events” for discussion of stock options granted after the September 30, 2007 fiscal year end.

A summary of stock options outstanding under the Company’s stock plans as of September 30, 2007, and changes during the twelve months then ended, September 30, 2006 and 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2005	1,101,675	$2.01
Options granted	929,121	.48
Options exercised	(128,000)	.01
Options cancelled or expired	(120,570)	3.35
Options outstanding, September 30, 2006	1,782,226	$1.26
Options granted	914,521	0.19
Options exercised	-	-
Options cancelled or expired	(60,940)	6.68
Options outstanding, September 30, 2007	2,635,807	0.77	8.10	$0
Vested or expected to vest at September 30, 2007	2,396,693	0.71	8.09	0
Exercisable at September 30, 2007	630,328	2.02	7.35	0

As of September 30, 2007, there was $285,780 of total unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted-average period of 1.65 years.

The weighted-average grant-date fair value of options granted during the twelve months ended September 30, 2007 was $0.19 per share, which was estimated using the Black Scholes model and the following weighted average assumptions:

Risk-free interest rate (%)	4.54%
Volatility (%)	277%
Expected life (in years)	6.50
Dividend yield rate	Nil

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

Index

The deferred profit sharing portion of the plan provides that the Company may make contributions to the plan out of profits at the discretion of the Company.  There were no such contributions in the two fiscal years ended September 30, 2007.

10.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by allocating net income (loss) available to common stockholders to common and Class B shares based on their contractual participation rights to share in such net income as if all the income for the year had been distributed.  Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock.  The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period.  Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period.  In computing diluted earnings per share, the average price of the Company’s common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants.  Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued.  The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the years ended September 30, 2007 and 2006 (in thousands, except shares and per share data):

	Year Ended September 30,

	2007	2006
Net income (loss)	$3,582	$(1,325)
Dividends applicable to preferred stock	(1,760)	(1,760)
Net income (loss) applicable to common and Class B stock	$1,822	$(3,085)
Net income (loss) applicable to common stock – basic	$1,560	$(2,589)
Net income (loss) applicable to Class B stock – basic	$262	$(496)

	Year Ended September 30,
	2007	2006	2007	2006
	Common Stock		Class B Stock
Numerator for basic earnings per share - net income (loss)	1,560	(2,589)	262	(496)
Reallocation of net income for potential dilutive common shares	262	-	-	-
Numerator for diluted earnings per share - net income (loss)	1,822	(2,589)	262	(496)

Denominator for basic earnings per share - weighted average outstanding shares	3,473,271	3,416,156	648,817	653,947
Effect of dilutive securities:
Class B stock	648,817	-		-
Denominator for diluted earnings per share	4,122,088	3,416,156	648,817	653,947

Basic earnings (loss) per share	0.45	(0.76)	0.40	(0.76)
Diluted earnings (loss) per share	$0.44	$(0.76)	$0.40	$(0.76)

In fiscal 2007 and 2006, no effect has been given to certain outstanding options and warrants, convertible securities and contingently issuable shares in computing diluted income (loss) per common share as their effect would be antidilutive.  Such share amounts which could potentially dilute basic earnings per share are as follows:

Index

	No. of Shares
	2007	2006
Stock warrants	4,093,251	4,093,251
Stock options	2,635,807	1,782,226
Convertible preferred stock	143,223	143,314
Contingently issuable shares*	-	2,155,994
Total	6,872,281	8,174,785

*  Common stock contingently issuable to the Company’s senior secured lenders in the event of default or if certain payment terms are not met were excluded from the computation of earnings per share because the contingency defined in the loan agreement had not taken place.  On July 30, 2007, GDC Naugatuck, Inc., a subsidiary of General DataComm Industries, Inc., obtained mortgage financing which was used to refinance and replace the Term obligation and PIK obligation owed to the senior lender (see Note 3), thereby eliminating the contingently issuable shares.

11.  Related Party Transactions

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman Celler Spett & Modlin, P.C. (“WCSM”) to whom the Company was indebted for legal services of $2,179,000 for work performed prior to the Company’s bankruptcy filing in November 2001 and in settlement for which the Company issued subordinated debentures.  The bankruptcy court also approved $294,000 for work performed by WCSM while the Company operated in bankruptcy.  Furthermore, the Company was indebted to Mr. Modlin for fees for Company director meetings for which he received subordinated debentures in the total amount of $16,400.  Thereafter, WCSM agreed to work on a specific litigation matter on a contingency basis (see Note 13, “Recovery of Lease Receivable and Related Party Transaction”).  WCSM has outstanding amounts owed totaling $1,047,000 for work performed for the Company between September 15, 2003 and September 30, 2007.

See Note 3 regarding loans made to the Company by Messrs. Howard Modlin and John L. Segall, and Note 16 regarding stock options granted on October 11, 2007 to directors and other employees.

12.  Other Current Liabilities and Other Long-Term Liabilities

Other current liabilities are comprised of the following (in thousands):
	2007	2006

Liabilities for foreign tax obligations	$433	$510
Accrued professional fees (unbilled)	461	967
Accrued post retirement benefits	70	528
Accrued property taxes	241	728
Deferred income	527	668
Priority tax claims (short-term portion)	428	501
Other	891	798
	$3,051	$4,700

Other long-term liabilities at September 2007 and 2006 in the amounts of $722,000 and $489,000, respectively, consist of priority tax claims which are being paid in annual installments over a six year period which began September 2003, in accordance with the Company’s reorganization plan and emergence from bankruptcy and $501,000 of accrued post retirement benefits at September 30, 2007.

Index

13.  Other Income, Net

Other income, net is comprised of the following (in thousands):
Year ended September 30,	2007	2006

Gain on restructuring of debt	$4,062	$-
Gain on forgiveness of debt	1,500	-
Loss on extinguishment of debt (see Note 3)		(389)
Gain on sale of subsidiary		1,074
Gain on liquidation of subsidiary		575
Recovery of lease receivable, net		425
Other, net	319	201

	$5,881	$1,886

Gain on Restructuring of Debt

On January 17, 2007, pursuant to an amendment to the senior loan agreement (“Loan Agreement”), the Company and its senior secured lender, Ableco Finance LLC (“Ableco”) agreed to the following changes:

(a)	to reduce the principal amortization of the Term Obligation (and thereafter, the PIK Obligation) to $100,000 a month;
(b)	to reduce and fix the outstanding amount of the PIK Obligation, including principal and interest, at $3,000,000 as of January 16, 2007;
(c)	to provide for a further reduction of the PIK Obligation by 50%, or $1,500,000, if both the Term Obligation and $1,500,000 of the PIK Obligation are repaid by December 31, 2007;
(d)	to extend the maturity date of the Loan Agreement to December 31, 2008;
(e)	to eliminate the minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) financial covenant;
(f)	to waive any prior defaults related to required loan amortization payments and to satisfying the minimum EBITDA financial covenant;
(g)	to provide for certain affiliates of Ableco to sell Debentures with a face value approximating $2,471,000 together with accrued interest of $824,694 to the Company for consideration of $1.00.

As a result of the Debenture purchase and the adjustment to the PIK Obligation, the Company recorded a gain on restructuring of debt in the amount of $4,062,000 in the quarter ended March 31, 2007.

Gain on Forgiveness of Debt

As described in Note 3, the proceeds of a mortgage were used to refinance and replace the remaining balance owed on the senior secured debt to Ableco in the amount of $4,379,252.  Pursuant to an amendment to the senior loan agreement with Ableco dated January 17, 2007 as described above, the Company’s loan obligations were reduced by $1,500,000 resulting in a gain of $1,500,000 on forgiveness of debt in the quarter and fiscal year ended September 30, 2007.    Also as a result of the satisfaction of the Ableco debt, Ableco surrendered contingent warrants to purchase the Company’s common stock that had been provided in the senior loan agreement.

Gain on Sale of Subsidiary

The Company received a favorable decision in its case brought in the Superior Court in Montreal, Quebec, Canada against Miranda Technologies Inc. and Miranda Media Networks Inc. relating to the sale of the Company’s Multi-Media Division in 2001.  As a result of the decision the Company received payment in the amount of $1,211,000 Canadian dollars (approximately $1,074,000 U.S. dollars), net of withholding taxes, and recorded a corresponding net gain in the quarter and fiscal year ended September 30, 2006.  Pursuant to an agreement with the Company’s senior lender, $500,000 was paid to such lender to reduce the Term Obligation.  Of the balance, $154,000 was paid to Mr. Howard Modlin, the Company’s CEO, without interest, in repayment of a $24,000 demand loan made on August 10, 2006 and in repayment of another $130,000 demand loan made on September 20, 2006 because of unexpected delays in receiving the proceeds of the judgment.  The balance of the judgment was used for working capital purposes.

Index

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

On September 28, 2006 the Company was advised that the liquidators had paid all outstanding claims and liquidation expenses and had forwarded excess funds to the Company in payment of its remaining stockholder interest.  As a result, the Company recorded a gain, including the reversal of associated liabilities, of $575,000 in quarter and fiscal year ended September 30, 2006.

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

14.  Litigation

The Company is involved in litigation in the ordinary course of business.  There are no pending items the outcome of which in the Company’s opinion will have a material adverse effect on the Company’s financial condition or results of operations.

15.  Operating Leases

At September 30, 2007 the Company had non-cancelable leases for sales offices with annual rent of   $70,631 which expire through January 12, 2010. Aggregate remaining rentals under these leases at September 30, 2007 amount to approximately $131,883.

Net rental expense for fiscal 2007 and 2006 was approximately $79,688 and $94,514 respectively.

16.  Subsequent Events

On October 11, 2007, the Stock Option Committee of the Board of Directors granted stock options pursuant to the Corporation’s 2005 Stock and Bonus Plan (“Plan”) to purchase 312,900 shares of Common Stock at the quoted market price of $.25 per share, including grants of 30,000 shares to Aletta Richards and John L. Segall, Directors, William G. Henry, Vice President, Finance and Administration and Principal Financial Officer and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 192,900 of such options to all of its employees other than its officers and directors.  The Committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a stock option with terms similar to options granted under the Plan to purchase 551,121 shares at $.275 a share.  All such options vest in increments of 20% one, two, three, four and five years after grant and expire ten years after grant.

Index

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

The following report on Form 8-K was filed during the last quarter of the period covered by this report:

A report on Form 8-K dated July 30, 2007 was filed on August 1, 2007 reporting the Company’s entry into a new mortgage agreement, the proceeds of which were primarily used to refinance and replace the remaining balance owed on the senior secured debt of Ableco Finance LLC, and reporting a gain on the transaction.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Position	Age

Howard S. Modlin	Chairman of the Board of Directors,	76
	Chief Executive Officer, President and Secretary

William G. Henry	Vice President, Finance and Administration and	58
	Chief Financial Officer

George M. Gray	Vice President, Operations and	57
	Chief Technical Officer

John L. Segall	Director	81

Aletta P. Richards	Director	55

Index

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

Mr. William G. Henry, Vice President, Finance and Administration and Chief Financial Officer, joined the Company as Corporate Controller in January 1984, was appointed an officer of the Company in June 1989, was elected Vice President in February 1996, was promoted to Vice President, Finance and Chief Financial Officer in February 1999 and to his present positions in April 2003.

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

Mr. Lee M. Paschall, who died December 17, 2006 during the Company’s first quarter of fiscal 2007, had been a Director of the Company since 1981.  He was a consultant, former Chairman and President of American Satellite Company from 1981 to 1985, and a telecommunications consultant between August 1978 and August 1981.  Prior thereto he was a Lieutenant General, United States Air Force.  He was a director of Thales Communications, Inc.  He was designated the Audit Committee “financial expert” of the Company.

Audit Committee

The Audit Committee was comprised of two directors who were not officers or employees of the Company (Lee M. Paschall and John L. Segall).  The Audit Committee had four meetings during the 2007 fiscal year to review and approve the fiscal 2007 interim unaudited financial statements and fiscal 2006 audited financial statements. Mr. Paschall died on December 17, 2006.

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

Index

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

The following Summary Compensation Table sets forth the compensation paid or awarded to the named executive officers of the registrant for the fiscal years ended September 30, 2007, 2006 and 2005:

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
					Awards			Payouts
				Other		Securities
				Amount	Restricted	Underlying			All Other-
Name and				Compens-	Stock	Optional		LTIP	Compen-
Principal Position	Year	Salary	Bonus	ation	Awards	SARS		Payouts	sation
	($)	($)	($)	($)	($)	(#	)	($)	($)

Howard S. Modlin(1)	2007	-	-	-	-	-		-	-
Chairman of the	2006	-	-	-	-	-		-	-
Board of Directors and	2005	-	-	-	-	-		-	-
Chief Executive Officer

William G. Henry(2)	2007	$151,592	-	$8,190	-	-		-	-
Vice President,	2006	$150,302	-	$8,190	-	-		-	-
Finance and	2005	$156,398	-	$8,190	-	-		-	-
Administration and
Chief Financial Officer

George M. Gray(2)	2007	$139,630	-	$7,545	-	-		-	-
Vice President,	2006	$144,345	-	$7,545	-	-		-	-
Operations and Chief	2005	$144,915	-	$7,245	-	-		-	-
Technology Officer

George T. Best(2)	2007	-	-	-	-	-		-	-
Vice President, Sales	2006	$93,942	-	$18,441	-	-		-	-
and Marketing	2005	$138,254	-	$27,086	-	-		-	-

Index

(1)
Mr. Modlin has served without salary or bonus since he assumed such positions in November 2001 following the death of the Company’s founder and Chairman, Charles P. Johnson. The Company is paying the annual premium on a $5,000,000 life insurance policy which the company owns, on Mr. Modlin's life at an approximate annual cost of $45,400.  Such amounts are not included in All Other Compensation as the Company is the owner of said policy.

(2)
Mr. Henry became Vice President, Finance and Administration in April 2003. He was elected Vice President, Finance and Chief Financial Officer in fiscal 1999.  Messrs. Gray and Best became executive officers on September 15, 2003.  Mr. Best resigned his position on August 18, 2006.

(3)	Other Annual Compensation is comprised of the following:

		Car Allowance	Term Life Insurance	Commissions	Total

William G. Henry	2007	$6,900	$1,290	-	$8,190
	2006	6,900	1,290	-	8,190
	2005	6,900	1,290	-	8,190
George M. Gray	2007	6,900	645	-	7,545
	2006	6,900	645	-	7,545
	2005	6,900	345	-	7,245
George T. Best	2007	-	-	-	-
	2006	4,379	792	13,270	18,441
	2005	6,900	792	19,394	27,086

           Reference is made to Notes 3 and 11 in the Notes to Consolidated Financial Statements in Item 7 of this Report on Form 10-KSB for description of related party transactions and loans made by Messrs. Modlin and Segall to the Company:

The following table sets forth information concerning individual grants of stock options made during the fiscal year ended September 30, 2007.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

	Number of	Percent Of
	Securities	Total Options
	Underlying	SARs Granted	Exercise Or
	Options/SARs	To Employees	Base Price
Name	Granted	In Fiscal Year	(SARs)	Expiration Date

Howard S. Modlin, CEO	551,121	60.3%	$0.20	October 9, 2016
William G. Henry	30,000	3.3%	$0.18	October 9, 2016
George M. Gray	30,000	3.3%	$0.18	October 9, 2016

     The following table sets forth certain summary information covering each exercise of stock options to purchase the Company’s common stock during the fiscal year ended  September 30, 2007 by each of the named executive officers and the value of unexercised options as of September 30, 2007:

Index

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-The–Money Options at Fiscal Year-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Howard S. Modlin, CEO	0	0	111,275	992,017	0	$27,556
William G. Henry	0	0	36,501	72,000	0	$2,100
George M. Gray	0	0	31,000	72,000	0	$2,100

            The following table sets forth that there were no awards made to each named executive officer during the fiscal year ended September 30, 2007 under any Long-Term Incentive Plan (“LTIP”):

LONG-TERM INCENTIVE PLANS – AWARDS IN LAST FISCAL YEAR

	Number of	Preference or Other Period Until	Estimated Future Payouts Under Non-Stock Price-Based Plans
Name	Shares #	Maturities or Payment	Threshold	Target	Maximum

Howard S. Modlin, CEO	None	-	-	-	-
William G. Henry	None	-	-	-	-
George M. Gray	None	-	-	-	-
George T. Best	None	-	-	-	-

Director Compensation

           No fees were paid to Directors for attendance at Board and Committee Meetings for the fiscal year ended September 30, 2007.

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

Index

           On September 15, 2003 the Company adopted the 2003 Stock and Bonus Plan  (“2003 Plan”) reserving 459,268 shares of Class B stock and 459,268 shares of common stock for grant by the Stock Option Committee of the Board of Directors.  The 2003 Plan provides for outright stock grants, conditional stock grants and non-incentive stock options.

On January 26, 2005, the Board of Directors adopted the 2005 Stock and Bonus Plan (“2005 Plan”) covering 1,200,000 shares of common stock, and the Stock Option Committee authorized certain options pursuant to the 2005 Plan.  The provisions of the 2005 Plan are similar to the 2003 Plan except that no shares of Class B stock are authorized under the 2005 Plan.

On October 10, 2006, the Stock Option Committee of the Board of Directors granted stock options pursuant to the Corporation’s 2005 Plan to purchase 363,400 shares of common stock at $.18 per share, including grants of 30,000 Plan shares to each of Lee M. Paschall, Aletta Richards and John L. Segall, Directors, William G. Henry, Vice President, Finance and Administration and Principal Financial Officer and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 213,400 of such options to all of its employees other than its officers and directors.  The committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a stock option under the Plan to purchase 551,121 shares at $.20 a share.  All such options vest in increments of 20% a year over a five year period and expire ten years after grant.

See Note 16, “Subsequent Events” for discussion of stock options granted after the September 30, 2007 fiscal year end.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The following table sets forth information as of November 30, 2007 with respect to the beneficial ownership of the Corporation’s Class B stock and common stock by all persons known by the Corporation to own more than 5% of the Corporation’s outstanding Class B stock or common stock who are deemed to be such beneficial owners of the Corporation's Class B stock or common stock under Rule 13d-3.  The Percent of Class and Percent of All Classes presented are based upon shares outstanding at November 30, 2007 and all outstanding options and warrants are at exercise prices that are higher than the market price for common stock on November 30, 2007.  Class B stock is convertible into common stock at any time on a share-for-share basis.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class	Percent of All Classes

Class B Stock, $.01 par value	Howard S. Modlin General DataComm Naugatuck, CT 06770	459,943	(1)	71.0%	9.4%

Common Stock, $.01 par value	Howard S. Modlin General DataComm Naugatuck, CT 06770	4,426,355	(1)	56.1%	57.2%

Common Stock, $.01 par value	John L. Segall General DataComm Naugatuck, CT 06770	1,162,197	(2)	25.2%	22.1%

Common Stock, $.01 par value	Howard M. Benedek Investor	167,170	(3)	4.8%	4.1%

Index

(1)
The amount of common stock beneficially owned by Howard S. Modlin includes the following:  9,053 shares owned by Mr. Modlin’s law firm pursuant to Rule 13d-3, 909,090 shares deemed owned on exercise of a seven year warrant at $.275 a share issued April 20, 2006, 2,084,204 shares deemed owned on exercise of a seven year warrant at $.575 a share issued December 9, 2005, 761,614 shares deemed owned on exercise of a five year warrant at $.32825 a share issued September 30, 2004, 1,050 shares deemed owned based on options to purchase common stock which could be exercised by Mr. Modlin as follows:  450 at $37.50 per share and 600 at $26.875 per share, expiring March 4, 2008 and October 20, 2009, respectively, 330,672 shares at $.61 per share deemed owned pursuant to an option granted January 26, 2005,  220,448 shares at $.50 a share under an option granted November 22, 2005 and 110,224 shares under an option granted October 10, 2006.  The amount of common stock and Class B stock does not include an aggregate of 93,324 shares of common and Class B stock, or 2.26% of the outstanding shares consisting of (i) 11,200 shares of common stock and 3,400 shares of Class B stock owned by Mr. Modlin’s wife, the beneficial ownership of which Mr. Modlin disclaims, and (ii) an aggregate of 82,124 shares, held as trustee for the benefit of two children of Charles P. Johnson, the Company’s former Chairman, of which Mr. Modlin is the sole trustee, the beneficial ownership of which Mr. Modlin disclaims.  Such shares held as trustee consist of 75,684 shares of Class B stock convertible into a like number of shares of common stock, 4,608 shares of common stock and an additional 1,832 shares of common stock if 10,000 shares of the Company’s 9% Cumulative Convertible Exchangeable Preferred Stock are converted into common stock at $136.50 per share.  In calculating the aforesaid percentage of excluded shares, the amount of 1,832 shares acquirable on conversion is added to the shares of the Company outstanding at September 30, 2007.  The 56.1% of common stock deemed owned is obtained by dividing the number of common stock shares deemed owned by the outstanding common stock increased by adding all shares acquirable on exercise or conversion in the next 60 days.  The balance of the shares under the stock options granted January 25, 2005, November 22, 2005 and  October 10, 2006 are not included because no such shares may be acquired in the next 60 days.

(2)
Pursuant to Rule 13d-3, 1,100,047 shares of common stock are deemed owned by Mr. Segall on the exercise of a seven year warrant issued December 9, 2005, 1,050 shares are deemed owned based on options to purchase common stock which could be exercised as follows: 450 at $37.50 per share and 600 at $26.875 per share expiring March 4, 2008 and October 20, 2009, respectively, 18,000 shares pursuant to an option granted January 26, 2005 at $.55 per share, 12,000 shares pursuant to an option granted November 22, 2005 at $.45 a share and 6,000 shares pursuant to an option granted October 10, 2006 at $.18 a share.

(3)	Information obtained from Form 13G dated December 7, 2004 filed with the Securities and Exchange Commission by Howard M. Benedek, Investor.

Each director and each executive officer listed in the Summary Compensation Table in Item 10 of this Form 10-KSB has advised the Corporation that, as of November 30, 2007 he or she owned beneficially, directly or indirectly, securities of the Corporation in the amounts set forth opposite his or her name as follows:

Index

Name	Shares of Common Stock Owned		Percent of Class	Shares of Class B Stock Owned (1)	Percent of Class	Percent of All Classes

Howard S. Modlin	4,426,355	(2)	56.1%	459,943	71.0%	57.2%

John L. Segall	1,162,197	(3)	25.2%	-	-	22.1%

William G. Henry	79,554	(4)	2.3%	-	-	1.9%

George M. Gray	74,000	(5)	2.1%	-	-	1.8%

Aletta Richards	36,000	(6)	1.0%	-	-	0.9%

Directors and Officers as a group (5 individuals)	5,778,106	(7)	63.0%	459,943	71.0%	63.5%

(1)	The Class B stock is convertible into common stock at any time on a share-for-share basis.

(2)	See Note 1 to preceding table listing all persons known to own more than 5% of the Corporation’s common stock or Class B stock.

(3)	See Note 2 to preceding table listing all persons known to own more than 5% of the Corporation’s common stock or Class B stock.

(4)
Includes 25,000 shares owned by Mr. Henry, 54,501 shares which Mr. Henry could acquire by the exercise of stock options within sixty (60) days and 53 shares held in the Corporation’s 401(k) Stock Fund.

(5)	Includes 25,000 shares owned by Mr. Gray and 49,000 shares which Mr. Gray could acquire by the exercise of stock options within sixty (60) days.

(6)	Includes 36,000 shares which Ms. Richards could acquire by the exercise of stock options within sixty (60) days.

(7)
Includes 75,100 shares of common stock owned by persons in the group, 838,945 shares of common stock which persons in the group have the right to acquire by the exercise of stock options within sixty (60) days, 53 shares, of common stock held in the Corporation’s 401(k) Stock Fund, 9,053 shares of common stock held by Mr. Modlin’s law firm, 761,614 shares acquirable by Mr. Modlin on exercise of a warrant at $0.32825 a share, 2,084,204 shares acquirable by Mr. Modlin on exercise of a warrant at $0.575, 909,090 shares acquirable by Mr. Modlin on exercise of a warrant at $0.275 a share and 1,100,047 shares acquirable by Mr. Segall on exercise of a warrant at $0.575 a share.  Does not include 3,400 shares of Class B Stock and 11,200 shares of common stock owned directly by members of the directors’ and officers’ immediate families, the beneficial ownership of which they disclaim.  Also does not include 78,683 shares of Class B stock and 6,439 shares of common stock beneficially held in trusts for children of Charles P. Johnson, the Company’s former Chairman, of which Mr. Modlin is the sole trustee, the beneficial ownership of which Mr. Modlin disclaims.

Index

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	11,401	$30.08	None

Equity compensation plans not approved by security holders	2,624,406	0.65	775,926

Total	2,635,807	$0.77	775,926

Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to or less than the market price on the date of grant.  While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% per year over a five-year period and expire within ten years.   Under the terms of these stock option plans, the Company has reserved a total of 775,926 shares of common stock at September 30, 2007.  See Note 16 in the Notes to Consolidated Financial Statements included in Item 7 in this Form 10-KSB for description of options granted on October 10, 2007.

The 2003 Stock and Bonus Plan also provides for outstanding grants of stock as described in Note 11 to consolidated financial statements.  Officers, directors and employees are eligible for such grants under such plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman Celler Spett & Modlin, P.C. (“WCSM”) to whom the Company was indebted for legal services of $2,179,000 for work performed prior to the Company’s bankruptcy filing in November 2001 and in settlement for which the Company issued subordinated debentures.  The bankruptcy court also approved $294,000 for work performed by WCSM while the Company operated in bankruptcy.  Furthermore, the Company was indebted to Mr. Modlin for fees for Company director meetings for which he received subordinated debentures in the total amount of $16,400.  Thereafter, WCSM agreed to work on a specific litigation matter on a contingency basis (see Note 15).  WCSM has outstanding amounts owed totaling $1,047,000 for work performed for the Company between September 15, 2003 and September 30, 2007.

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

Index

Notes Payable to Related Parties

On September 30, 2004, in connection with a $250,000 loan made by Howard S. Modlin, Chairman of the Board and Chief Executive Officer, to the Company, Mr. Modlin received a five-year warrant to purchase 761,614 shares of common stock at $0.32825 a share.

On December 9, 2005, the Company entered into amendments of its loan arrangements with Howard S. Modlin and John Segall, a Director.  Pursuant to such amendments, an aggregate of $1,600,000 plus accrued interest thereon in secured loans from such directors maturing between September 29, 2005 and September 29, 2006 were extended.  Such amendments generally provided that 50% of each such amended and restated note was amended to be payable one year from the original due date.  The conversion features of four notes held by Mr. Modlin, which were convertible into an aggregate of 1,103,897 shares of common stock, and three notes held by Mr. Segall, which were convertible into an aggregate of 508,659 shares of common stock, were eliminated, and unpaid accrued interest aggregating $230,945, was added to the amended and restated notes.  Interest accrues at the rate of 10% per annum from December 9, 2005 and the first interest payment on the amended and restated notes was due May 1, 2006 (payment of interest on the amended loans has been deferred indefinitely in agreement with Mr. Segall and Mr. Modlin).  In connection with the transactions, Mr. Modlin and Mr. Segall each received seven year warrants expiring December 8, 2012 to purchase common stock at $0.575 per share covering 2,084,204 shares and 1,100,047 shares, respectively. The transactions were unanimously approved by the Company’s Board of Directors of December 9, 2005.

On February 17, 2006, the Company borrowed $250,000 from Mr. Modlin in the form of a demand note which bore interest at the rate of 10% per annum.

On April 20, 2006, the Corporation entered into an amendment of its loan arrangement with Mr. Modlin whereby the $250,000 demand loan made by Mr. Modlin on February 17, 2006 was amended and restated into a term note, 50% of which was payable February 17, 2007 (such payment was deferred indefinitely in agreement with Mr. Modlin) and 50% of which is payable February 17, 2008.  Mr. Modlin received a seven year warrant expiring April 19, 2013 to purchase common stock at $0.275 per share covering 909,000 shares.  The warrant was valued at $69,000 based upon an appraisal by an outside consultant and was recorded as debt discount and is being amortized as additional interest expense over the term of the debt.

In the quarter ended March 31, 2007, Mr. Modlin made demand loans to the Company totaling $270,000.

No principal or interest payments required under the terms of any of the above loans have been made to Mr. Modlin or Mr. Segall under agreement with such individuals.  All loans made by Mr. Modlin and Mr. Segall are secured by all the assets of the Company behind the first lien of the Company’s senior lenders.

Index

ITEM 13.	EXHIBITS

3.1	Corrected Certificate of Amended and Restated Certificate of Incorporation of the Corporation [1]

3.2	Amended By-Laws of the Corporation [2]

4.1	Certificate of the Powers, Designation, Preferences, Rights and Limitations of 9% Cumulative Convertible Exchangeable Preferred Stock [3]

4.2	Indenture dated September 15, 2003 covering issued 10% Adjustable Senior Subordinated Debentures due 2007 [4]

4.3	Promissory Notes in the amounts of $343,315.07, $143,047.95, $146,164.38, $286,095.84 and $279,794.52, issued to Howard S. Modlin [5]

4.4	Promissory Notes in the amounts of $343,315.07, $143,047.95 and $146,164.38 issued to John L. Segall [6]

4.5	Warrant issued to Howard S. Modlin [7]

4.6	Warrant D-2 issued to Howard S. Modlin [8]

4.7	Warrant D-3 issued to John L. Segall [9]

4.8	Promissory Note in the amount of $250,000 issued to Howard S. Modlin [10]

4.9	Warrant D-4 issued to Howard S. Modlin[11]

4.10	Promissory Notes in the amounts of $125,000 and $100,000 issued to Howard S. Modlin[12]

10.1	2003 Stock and Bonus Plan, as amended (filed herewith)

10.2	Form of Stock Option to employees [13]

10.3	Form of Stock Option to Directors [14]

10.4	Additional Senior Security Agreement [15]

10.5	1991 Stock Option Plan [16]

10.6	1998 Stock Option Plan, as amended (filed herewith)

10.7	2005 Stock Option Plan, as amended (filed herewith)

10.8	Retirement Savings and Deferred Profit Sharing Plan, and related amendments [17]

10.9	Subordinated Security Agreement dated September 15, 2003 [18]

Index

14.1	Code of Conduct and Ethics [19]

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-15(e)/15d-15(e) Certification by Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

Exhibit footnotes

1	Incorporated by reference to Exhibit 3.1 to Form 10KSB for year ended September 30, 2005
[2]	Incorporated by reference to Exhibit 3.2 to Form 8-K/A dated September 18, 2003.
3	Incorporated by reference to Exhibit 4 to Form dated October 8, 1996.
4	Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 17, 2003.
5	Incorporated by reference to Exhibits 10.2, 10.4, 10.6, 10.8 and 10.9 to Form 8-K dated December 14, 2005.
6	Incorporated by reference to Exhibits 10.3, 10.4 and 10.5 to Form 8-K dated December 14, 2005.
7	Incorporated by reference to Exhibit 10.3 to Form 8-K dated October 4, 2004.
8	Incorporated by reference to Exhibit 4.1 to Form 8-K dated December 14, 2005
9	Incorporated by reference to Exhibit 4.2 to Form 8-K dated December 14, 2005
10	Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 25, 2006
11	Incorporated by reference to Exhibit 4.1 to Form 8-K dated April 25, 2006
12	Incorporated by reference to Exhibits 10.2 and 10.3 to Form 8-K dated March 14, 2007.
13	Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-131964
14	Incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-131964..
15
Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 8, 2004.  The Eighth Amendment thereto incorporating all prior amendments is incorporated by reference to Exhibit 10.1 to Form 8-K dated March 9, 2007.

16	Incorporated by reference from Form S-8, Registration Statement No. 333-35299.
17	Incorporated by reference from Form S-8, Registration Statement No. 33-37266. Amendments thereto are incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended December 31, 1996.
18	Incorporated by reference to Exhibit 10.1 to Form 8-K/A dated September 18, 2003.
19	Incorporated by reference to Exhibit 14.1 to Form 10-K for year ended September 30, 2003.

Index

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company for the years ended September 30, 2007 and September 30, 2006, by its principal accounting firm, Eisner LLP are as follows:

Audit Fees:  The aggregate fees for professional services rendered by Eisner LLP in connection with (i) the audit of annual financial statements (Form 10-KSB), and (ii) reviews of quarterly financial statements (Forms 10-QSB) for the years ended September 30, 2007 and 2006, were $187,500 and $173,500, respectively.

Audit Related Fees:  The aggregate fees for professional services rendered by Eisner LLP for assurance and related services related to the audit services in connection with the Company’s financial statements for the years ended September 30, 2007 and 2006, were $0 and $15,000, respectively.

Tax Fees:  There were no fees for professional services rendered by Eisner LLP for tax compliance, tax advice and tax planning for the years ended September 30, 2007 and 2006.

All Other Fees:  There were no fees for professional services that were not included in audit fees, audit-related fees and tax fees for the years ended September 30, 2007 and 2006.

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

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by Eisner LLP during the fiscal years ended September 30, 2007 and 2006 as described above.

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HOWARD S. MODLIN	Chairman of the Board and	December 18, 2007
HOWARD S. MODLIN	Chief Executive Officer

/s/ WILLIAM G. HENRY	Vice President,	December 18, 2007
WILLIAM G. HENRY	Finance & Administration,
Chief Financial Officer

/s/ JOHN L. SEGALL	Director	December 18, 2007
JOHN L. SEGALL

	Director	December 18, 2007
ALETTA RICHARDS