Form 10-Q
period 2007-12-31
GENERAL DATACOMM INDUSTRIES INC
filed 2008-02-14
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

COMMISSION FILE NUMBER 1-8086

GENERAL DATACOMM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	06-0853856
(State of other jurisdiction of incorporation or organization)	I.R.S. EmployerIdentification No.)

6 Rubber Avenue, Naugatuck, CT	06770
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 203-729-0271

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a Shell company (as defined in Rue 12b-2 of the Exchange Act):

Yes ☐ No ☒

As of January 31, 2008, there were outstanding the following number of shares of each of the issuer’s classes of common equity:

  3,474,373 shares of common stock, par value $0.01 per share
647,715 shares of Class B stock, par value $0.01 per share

GENERAL DATACOMM INDUSTRIES, INC.

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

General DataComm Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands except shares)

	December 31,	September 30,
	2007	2007*
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$288	$1,296
Accounts receivable, less allowance for doubtful accounts of $269 at December 31, 2007 and $250 at September 30, 2007	2,369	1,711
Inventories	3,013	2,766
Other current assets	578	676
Total current assets	6,248	6,449
Property, plant and equipment, net	3,654	3,687
Total Assets	9,902	10,136

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt ($2,476 owed to related parties at December 31, 2007 and $2,351 at September 30, 2007)	21,917	2,355
Accounts payable	3,031	2,810
Accrued payroll and payroll-related costs	567	565
Accrued interest	8,903	466
Other current liabilities	2,494	3,051
Total current liabilities	36,912	9,247
Long-term debt, less current portion	4,500	23,953
Accrued interest	42	7,946
Other liabilities	714	722
Total Liabilities	42,168	41,868

Commitments and contingencies	-	-

Stockholders’ deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized, 781,996 shares issued and outstanding at December 31, 2007 and September 30, 2007; $32.7 million liquidation preference at December 31, 2007	782	782
Class B stock, par value $.01 per share, 5,000,000 shares authorized; 647,715 shares issued and outstanding at December 31, 2007 and September 30, 2007	6	6
Common stock, par value $.01 per share, 25,000,000 shares authorized; issued and outstanding at December 31, 2007 and September 30, 2007: 3,474,373 shares	35	35
Capital in excess of par value	199,088	199,021
Accumulated deficit	(232,202)	(231,601)
Accumulated other comprehensive income	25	25
Total Stockholders’ Deficit	(32,266)	(31,732)
Total Liabilities and Stockholders’ Deficit	$9,902	$10,136

* Derived from the Company’s audited consolidated balance sheet at September 30, 2007.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Index

General DataComm Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except share data)

	Three Months Ended
	December 31,

	2007	2006

Revenues:
Product	$3,419	$2,965
Service	661	594
Total	4,080	3,559

Cost of revenues:
Product	1,460	1,143
Service	473	170
Total	1,933	1,313

Gross margin	2,147	2,246

Operating expenses:

Selling, general and administrative	1,553	1,339
Research and product development	683	608
	2,236	1,947

Operating income (loss)	(89)	299

Interest expense	(777)	(795)
Other income, net	118	44
	(659)	(751)

Loss before income taxes	(748)	(452)

Income tax provision	3	3

Net loss	(751)	(455)

Dividends applicable to preferred stock	(440)	(440)

Net loss applicable to common and Class B stock	$(1,191)	$(895)

Loss per share:
Common and Class B stock (basic and diluted)	$(0.29)	$(0.22)
Weighted average number of common and Class B shares outstanding:
Common stock	3,474,373	3,470,813
Class B stock	647,715	651,275

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Index

General DataComm Industries, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	December 31,

	2007	2006

Cash flows from operating activities:
Net loss	$(751)	$(455)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	67	87
Stock compensation expense	66	91
Changes in:
Accounts receivable	(658)	173
Inventories	(247)	163
Accounts payable	221	(382)
Accrued payroll and payroll-related costs	2	(81)
Accrued interest	560	680
Other net current liabilities	(311)	(34)
Other net long-term assets	(32)	-

Net cash (used in) provided by operating activities	(1,083)	242

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(25)	(8)
Net cash used in investing activities	(25)	(8)

Cash flows from financing activities:
Principal payments on senior debt	-	(273)
Principal payments on notes payable	(25)
Proceeds from notes payable to related parties	125

Net cash provided by (used in) financing activities	100	(273)

Net decrease in cash and cash equivalents	(1,008)	(39)

Cash and cash equivalents, beginning of period	1,296	246

Cash and cash equivalents, end of period	$288	$207

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$154	$65
Income taxes	$6	$3

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Index

GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. – Basis of Presentation and Liquidity

The accompanying unaudited interim financial statements of General DataComm Industries, Inc. (the “Company”) have been prepared on a going concern basis, in accordance with generally accepted accounting principles in the United States for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements.  In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented.  The results of operations for the three months ended December 31, 2007 are not necessarily indicative of results which may be achieved for the entire fiscal year ending September 30, 2008.  The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2007 as filed with the Securities and Exchange Commission.

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

At December 31, 2007 the Company had a stockholders’ deficit of approximately $32.3 million and a working capital deficit of approximately $30.7 million.  Debentures in the principal amount of $19,453,000 along with accrued interest thereon ($8,369,000) mature on October 1, 2008.  While a Subordinated Security Agreement signed by the Indenture Trustee on behalf of the Debenture holders provides that no payments may be made to Debenture holders while senior secured debt is outstanding, in the absence of such payment restrictions the Company does not presently have the ability to repay the Debentures.  A failure to pay the Debentures when due and payable could result in an Event of Default being declared under the Indenture governing the Debentures.

The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. Management has responded to its liquidity and cash flow risks by replacing its senior debt in 2007 on more favorable terms and by selling patents in February 2008 for $4,000,000 while retaining rights to use the patented technologies (See Note 7). In addition, management has implemented operational changes:  restructuring the sales force, increasing factory shutdown time, constraining expenses, and reducing and reallocating the employee workforce.   The Company also continues to pursue the sale or lease of its headquarters land and building in Naugatuck, CT.

While the Company is aggressively pursuing opportunities and corrective actions, there can be no assurance that the Company will be successful in its efforts to generate sufficient cash from operations or asset sales, or obtain additional funding sources or successfully renegotiate the terms of the Debentures.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

Index

2. – Earnings (Loss) Per Share

Basic earnings per share is computed by allocating net income available to common stockholders and to Class B shares based on their contractual participation rights to share in such net income as if all the income for the year had been distributed.  Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock.  However, a net loss is allocated evenly to all shares.  The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period.  Diluted earnings per common share assumes the conversion of Class B stock into common stock.  Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period.  In computing diluted earnings per share, which only applies in the event there is net income, the average price of the Company’s common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants.  Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued.  The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three months ended December 31, 2007 and 2006 (in thousands, except shares and per share data):

	Three Months Ended December 31,
	2007	2006

Net loss	$(751)	$(455)
Dividends applicable to preferred stock	(440)	(440)
Net loss applicable to common and Class B stock	$(1,191)	$(895)

Net loss applicable to common stock-basic and diluted	$(1,004)	$(754)
Net loss applicable to Class B stock-basic and diluted	$(187)	$(141)

	Three Months Ended December 31,
	2007	2006	2007	2006
	Common Stock		Class B Stock
Numerator for basic and diluted earnings per share – net loss	$(1,004)	$(754)	$(187)	$(141)

Denominator for basic and diluted loss per share – weighted average outstanding shares	3,474,373	3,470,813	647,715	651,275

Basic and diluted loss per share	$(0.29)	$(0.22)	$(0.29)	$(0.22)

In the three months ended December 31, 2007 and 2006, no effect has been given to certain outstanding options and warrants, convertible securities and contingently issuable shares in computing diluted loss per share as their effect would be antidilutive.  Such share amounts which could potentially dilute basic earnings per share are as follows:

	No. of Shares
	Three Months Ended December 31,
	2007	2006
Stock warrants	4,093,251	4,093,251
Stock options	2,635,807	2,672,647
Convertible preferred stock	143,223	143,223
Contingently issuable shares*	-	2,206,242
Total	6,872,281	9,115,363

*  Common stock contingently issuable to the Company’s senior secured lenders in the event of default or if certain payment terms were not met are excluded from the computation of earnings per share because the contingency defined in the loan agreement had not taken place.  Such contingency was cancelled when the senior loan was paid off on July 30, 2007.

Index

3.  Inventories

Inventories consist of (in thousands):

	December 31,	September 30,
	2007	2007
Raw materials	$692	$665
Work-in-process	1,262	1,020
Finished goods	1,059	1,081
	$3,013	$2,766

Inventories are stated at the lower of cost or market using a first-in, first-out method.  Reserves in the amount of  $2,748,000 and $2,883,000 were recorded at December 31, 2007 and September 30, 2007, respectively, for excess and obsolete inventories.

4.  Long-Term Debt and Loss on Extinguishment of Debt

Long-term debt consists of (in thousands):	December 31,	September 30,
	2007	2007

Notes Payable to Related Parties, net of debt discount of $11 at December 31, 2007 and $19 at September 30, 2007	2,464	2,332
Note Payable	-	23
Debentures due October 1, 2008	19,453	19,453
Real Estate Mortgage due July 31, 2009	4,500	4,500
	26,417	26,308
Less current portion	21,917	2,355
	$4,500	$23,953

Long-term debt matures in amounts totaling $21,918,000 in the next twelve months, of which $19,453,000 in Debentures is due October 1, 2008.  In the following twelve months, the Real Estate Mortgage in the amount of $4,500,000 is due July 31, 2009.

Notes Payable to Related Parties

On December 9, 2005, Mr. Howard S. Modlin, Chairman of the Board and Chief Executive Officer, and Mr. John Segall, a Director, restructured existing loans and entered into new senior secured loans with the Company in the principal amounts of $1,198,418 and $632,527, respectively.  Interest accrues at the rate of 10% per annum.   In connection with the transactions, Mr. Modlin and Mr. Segall each received seven year warrants expiring December 8, 2012 to purchase common stock at $0.575 per share covering 2,084,204 shares and 1,100,047 shares, respectively.

On February 17, 2006, the Company borrowed $250,000 from Mr. Modlin in the form of a demand note which bore interest at the rate of 10% per annum.  On April 20, 2006, the Corporation entered into an amendment of its loan arrangement with Mr. Modlin whereby the $250,000 demand loan made by Mr. Modlin on February 17, 2006 was amended and restated into a term note, 50% of which was payable February 17, 2007 (such payment was deferred indefinitely in agreement with Mr. Modlin) and 50% of which is payable February 17, 2008.  Mr. Modlin received a seven year warrant expiring April 19, 2013 to purchase 909,000 shares of common stock at $0.275 per share.  The warrant, valued at $69,000, was recorded as debt discount and is being amortized as additional interest expense over the term of the debt.

In the quarters ended March 31, 2007 and December 31, 2007, Mr. Modlin made demand loans to the Company totaling $270,000 and $125,000, respectively.

As of December 31, 2007, no principal or interest payments required under the terms of any of the above loans have been made to Mr. Modlin or Mr. Segall under agreement with such individuals.  Accrued interest on all such loans amounted to $450,066 and $389,748 at December 31, 2007 and September 30, 2007, respectively.  All loans made by Mr. Modlin and Mr. Segall are collateralized by all the assets of the Company.

Index

Debentures

Debentures together with accrued interest mature on October 1, 2008.  The Debentures were issued to unsecured creditors in 2003 as part of the Company’s Plan of Reorganization.  No principal or interest is payable on the Debentures until the senior secured lenders’ claims are paid in full and no principal or interest has been paid through December 31, 2007.  Interest accrues at the annual rate of 10% and totaled $8,369,000 at December 31, 2007.  While principal and/or interest on the Debentures may not be paid while the senior secured debt, including such debt owed to Mr. Modlin and Mr. Segall, is outstanding, in the absence of such payment restrictions the Company does not presently have the ability to repay the Debentures.  A failure to pay the Debentures when due and payable, could result in an Event of Default being declared under the Indenture governing the Debentures and the Company’s business, financial condition, and results of operations could be materially adversely affected thereby.

Real Estate Mortgage

The real estate mortgage entered into July 30, 2007 in the amount of $4,500,000 is secured by the Company’s premises in Naugatuck, CT.  The mortgage requires monthly payments of interest at the rate of 30-day LIBOR plus 6% (such interest was 10.82% at December 31, 2007).  No principal payments are required until the full amount of the mortgage matures on July 30, 2009.  The mortgage contains no financial performance covenants.

5.  Accounting for Stock-Based Compensation

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R) “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) using the modified prospective method.  Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments (including stock options) granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated  in accordance with the provisions of SFAS No. 123R.  Results for prior periods were not restated.  Compensation cost is recorded over the stock options’ vesting periods.  As a result of adopting SFAS No. 123R, compensation cost recognized in the quarter ended December 31, 2007 and 2006 was $65,905 and $90,571, respectively.

6.  Employee Incentive Plans

Stock Awards, Grants and Options
The Company has adopted a 2003 Stock and Bonus Plan (“2003 Plan”) reserving 459,268 shares of Class B stock and 459,268 shares of common stock and a 2005 Stock and Bonus Plan (“2005 Plan”) reserving 2,400,000 shares of common stock.  No shares of Class B stock are authorized under the 2005 Plan.  Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to, greater than or less than the market price on the date of grant.  While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% per year over a five-year period and expire within ten years. At December 31, 2007 there were 463,616 options available for future issuance under the plans.

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

A summary of stock options outstanding under the Company’s stock plans as of September 30, 2007, and changes during the three months then ended, December 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2007	2,635,807	$0.77
Options granted	864,021	0.27
Options exercised	--	--
Options cancelled or expired	(2,390)	30.88
Options outstanding, December 31, 2007	3,497,438	0.64	8.33	$0
Vested or expected to vest at December 31, 2007	3,139,239	0.58	8.34	0
Exercisable at December 31, 2007	970,357	1.37	7.55	0

As of December 31, 2007, there was $414,757 of total unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted-average period of 1.83 years.

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2007 was $0.23 per share, which was estimated using the Black Scholes model and the following weighted average assumptions:

Risk-free interest rate (%)	3.76%
Volatility (%)	133%
Expected life (in years)	6.50
Dividend yield rate	Nil

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

Index

7.  Subsequent Event

Sale of Patents

On February 5, 2008, General DataComm Industries, Inc. completed the sale of selected patents and patent applications to Fournier Assets Limited Liability Company for proceeds of $4,000,000. The patents and patent applications sold relate to the Company’s product lines, and the Company retains a non-exclusive, royalty-free license under the patents for all its product lines.

As a result of the sale, the Company will record a gain in the approximate amount of $3,900,000 in the Quarter ending March 31, 2008.  The Company intends to use the funds for general corporate purposes, including payment of debt and interest and for working capital.

8.   Contingencies

On December 19, 2007, a sole supplier of a proprietary component critical to one of the Company’s products in its Xedge product line, announced the discontinuation of the component and rejected previously accepted orders that had been placed for the component by the Company.  Thereafter, the Company attempted to exercise its rights to obtain the documentation necessary to allow the Company to manufacture the component under its contracts with the supplier.  The Company has been unable to date to obtain this documentation and, as a result, on February 8, 2008 the Company filed a legal claim in Connecticut Superior Court against the supplier.

If the component is unavailable to the Company in the future, the Company may experience a significant decline in revenues and would likely have to increase development costs in order to develop or replacement component.  Such events could have a material adverse effect on the Company’s business, financial condition and results of operations.

9.  Recent Accounting Pronouncements

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for the uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Prior to implementation of FIN 48, the Company had a had a liability for unrecognized foreign and state tax benefits amounting to $313,000 provided in its balance sheet all of which, if recognized, would affect the Company’s effective tax rate. In adopting FIN 48, the liability for unrecognized tax benefits was reduced by $180,000 and accrued interest through September 30, 2007 and penalties aggregating $30,000 related to unrecognized tax benefits were accrued resulting in a net reduction of $150,000 to the accumulated deficit at October 1, 2007. The Company files a consolidated federal income tax return with its subsidiaries. In addition, the Company and/or its subsidiaries file in various state and foreign jurisdictions. The Company is no longer subject to examinations by taxing authorities for fiscal years before September 30, 2004. The Company classifies interest and penalties as selling, general and administrative expenses. Interest and penalties recognized in the period ended December 31, 2007 amounted to $1,100 and accrued interest and penalties included in the balance sheet amounted to approximately $151,100 at such date.

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

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND  RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2007 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS.  WITHOUT LIMITING THE FOREGOING, THE WORDS “BELIEVES”, “ANTICIPATES”, “PLANS”, “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE HEADING “RISK FACTORS” BELOW.  UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS OR REASONS WHY ACTUAL RESULTS MAY DIFFER.

Unless otherwise stated, all references to “Notes” in the following discussion of “Results of Operations” and “Liquidity and Capital Resources” are to the “Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-Q.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended December 31,

(in thousands)	2007	2006

Product	$3,419	$2,965
Service	661	594
Total Revenues	$4,080	$3,559

Revenues for the three months ended December 31, 2007 increased $521,000, or 14.6%, to $4,080,000 from $3,559,000 reported for the three months ended December 31, 2006. Product revenues increased $454,000, or 15.3%, while service revenues increased by $67,000 or 11.3%.

Sales of high-end multi-service switches increased approximately $580,000 as existing customers in South East Asia and the United States expanded their networks. Furthermore, the Company realized increased sales of $227,000 from its line of security software products.  These increases were offset by approximately $350,000 resulting from continued declines in sales of network access products to large telecommunication carriers.

The increase in service revenues in the quarter was due primarily to support services sold along with the security software products.

Index

Foreign sales accounted for 35% and 50% of revenue for the three months ended December 31, 2007 and 2006, respectively.

The Company anticipates that demand for its legacy network access products will continue to decline and due to the “Risk Factors” mentioned below, there can be no assurance that orders for new products and products with enhanced features will increase to offset this decline.  Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Margin

	Three Months Ended December 31,

(in thousands)	2007	2006
Product	$1,959	$1,822
Service	188	424
Total Gross Margin	2,147	$2,246
Percentage of Product Revenues	57.3%	61.4%
Percentage of Service Revenues	28.4%	71.4%
Percentage of Total Revenues	52.6%	63.1%

Gross Margin as a percentage of revenues, in the three months ended December 31, 2007 was 52.6% as compared to 63.1% in the three months ended December 31, 2006, a decrease of 10.5%.

Product gross margin, as a percentage of product revenues, decreased 4.2%.  This decrease was due primarily to the low margin sales of the Company’s line of security software products (-2.8%).  Other decreases include the impact of lower sales prices due to competitive pressures (-0.5%), a reduction in shipments of high-margin products (primarily multi-plexer products) to a government contractor (– 1.1%) and other net items (+0.2%).

Service gross margin, as a percentage of service revenues, declined 43.0%.   In the three months ended December 31, 2007, the Company started a new business venture in Texas to target sub contract service work from major telecommunications providers.  These start-up costs, with no revenue, reduced gross margins by 21.6%.  Low margin service support on security software reduced gross margin another 4.4%.  The balance of the reduction (-17.0%) results from compensation and additional strategic investments made in the area of professional services to position this as an area for growth.

In future periods, the Company’s gross margin will vary depending upon a number of factors, including the mix of products sold, the cost of products manufactured at subcontract facilities, the channels of distribution, the price of products sold, discounting practices, price competition, increases in material costs, the costs of the service organization and changes in other components of cost of sales.  As and to the extent the Company introduces new products and services, it is possible that such products and services may have lower gross profit margins than other established products in higher volume production and than traditional service offerings.  Accordingly, gross margin as a percentage of revenues is expected to vary.

Selling, General and Administrative

	Three Months Ended December 31,

(in thousands)	2007	2006

Selling, general and administrative	$1,553	$1,339
Percentage of revenues	38.1%	37.6%

Index

The Company’s selling, general and administrative expenses increased to $1,553,000, or 38.1% of revenue in the three months ended December 31, 2007 from $1,339,000, or 37.6% of revenue in the three months ended December 31, 2006.  The increase in spending in the quarter of $214,000, or 16.0% was primarily a result of higher compensation costs of $165,000 due to a combination of new hires in the sales force, higher commissions associated with increased revenues and related employer taxes.  In addition, higher utility rates added $27,000 to expenses and  increased legal costs contributed to a $30,000 increase in professional fees.  Other items were a net decrease of $8,000.

Research and Product Development

	Three Months Ended December 31,

(in thousands)	2007	2006

Research and product development	$683	$608
Percentage of revenues	16.7%	17.1%

Research and product development expenses increased to $683,000, or 16.7% of revenues in the three months ended December 31, 2007 as compared to $608,000 or 17.1% of revenues in the three months ended December 31, 2006.  The increase of $75,000, or 12.3%, was due to primarily to an increase in engineering compensation costs of $81,000 due to additions to the staff and salary adjustments, and other net reductions of $6,000.

Interest Expense

Interest expense decreased to $777,000 in the three months ended December 31, 2007 from $795,000 in the three months ended December 31, 2006.  The lower interest charges resulted primarily from a reduction in high interest-bearing obligations which were paid off in 2007, and a repurchase of debentures from the Company’s then senior lender in 2007.

Other Income (Expense)

Other income (expense) for the three months ended December 31, 2007 and 2006 totaled $118,000 and $44,000, respectively.  The 2007 quarterly amount includes $100,000 from a negotiated professional fee reduction, $14,000 of income from a trade name license and other items totaling $4,000.  The 2006 quarterly amount includes $25,000 in sales of components no longer used, $37,000 of income from a trade name license, offset by $18,000 in net losses, primarily from foreign exchange related to the weak U.S. dollar.

Provision for Income Taxes

Income tax provisions for each of the three months ended December 31, 2007 and 2006 of $3,000 reflect current state tax provisions only.  No federal income tax provisions or tax benefits were provided in the three months ended December 31, 2007 and 2006 due to the valuation allowance provided against the net change in deferred tax assets.  The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years.  The Company has federal tax credit and net operating loss carryforwards of approximately $11.9 million and $214.3 million, respectively, as of September 30, 2007.

Liquidity and Capital Resources

	December 31,	September 30,
(in thousands)	2007	2007

Cash and cash equivalents	$288	$1,296
Working capital (deficit)	(30,664)	(2,798)
Total assets	9,902	10,136
Long-term debt, including current portion	26,417	26,308
Total liabilities	42,168	41,868

Index

	Three Months Ended December 31,

	2007	2006

Net cash provided (used) by:
Operating activities	$(1,083)	$242
Investing activities	(25)	(8)
Financing activities	100	(273)

Note:  Significant risk factors exist due to the Company’s limited financial resources and dependence on achieving future positive cash flows in order to satisfy its obligations and avoid a default under its loan and debenture obligations.  See “Risk Factors” below for further discussion.

Cash Flows

Net cash used in operating activities totaled $1,083,000 in the three months ended December 31, 2007.  The net loss in the quarter was $751,000.  Included in this net loss were non-cash expenses for depreciation and amortization of $67,000 and stock compensation expense of $66,000.  An increase in accounts receivable primarily due to increased sales and higher shipments toward the end of the quarter resulted in a use of cash of $658,000.  Inventories were higher  due to purchases of materials required to meet product delivery requirements and resulted in a use of cash of $247,000.  Unpaid interest which accrued on the Company’s debt increased $560,000 as a source of cash.  Other net uses of cash included an advance of proceeds toward an insurance claim relating to product damaged in shipment of $100,000, offset by a reduction in deferred income on service contracts $189,000 due to older contracts expiring and not being renewed, and other uses of $31,000.

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

Net cash used by investing activities in the three months ended December 31, 2007 and 2006 was $25,000 and $8,000, respectively, for the acquisition of equipment.

Net cash provided by financing activities was $100,000 in the three months ended December 31, 2007.  Proceeds from notes payable to related parties were $125,000 offset by payments made on notes payable of $25,000.  Net cash used by financing activities in the three months ended December 31, 2006 was $273,000, representing payments made on the Company’s senior debt.

Liquidity

The Company has no current ability to borrow additional funds.  It must, therefore, fund operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and others.  The Company has significant short-term obligations including amounts due for unpaid professional fees, delinquent property taxes, priority tax claims from 2001 and prior years, and monthly payments of interest on its mortgage.  Furthermore, the Company has other significant future outstanding obligations as shown in the accompanying condensed consolidated balance sheet at December 31, 2007.  In order to meet these and other future payments the Company must achieve revenue growth while at the same time limiting investments in inventories and capital assets.

Index

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

Management has responded to its liquidity and cash flow risks in 2007 by replacing its senior debt with mortgage debt on more favorable terms.  Such mortgage financing requires payments of interest (only) and contains no financial covenants.  In addition, management has implemented operational changes:  restructuring the sales force, increasing factory shutdown time, constraining expenses, and reducing and reallocating the employee workforce.  The Company also continues to pursue the sale or lease of its headquarters land and building in Naugatuck, CT.  Furthermore, on February 5, 2008 the Company completed the sale of certain patents for proceeds of $4,000,000 and received a royalty-free license to continue to use the patented technologies in its products.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States, the instructions to Form 10-Q and Article 8 of Regulation S-X.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates.  The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgements.  See Note 2 in Notes to Consolidated Financial Statements in Item 7 in Form 10-KSB for the year ended September 30, 2007 as filed with the Securities and Exchange Commission for a summary of the Company’s significant accounting policies.

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

Index

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

Impairment of Long-Lived Assets.  The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 144.  The Company's long-lived assets consist of real estate, property and equipment.  At both December 31, 2007 and September 30, 2007, real estate represented the only significant remaining long-lived asset that has not been fully written down for impairment.

Recent Accounting Pronouncements

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for the uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Prior to implementation of FIN 48, the Company had a had a liability for unrecognized foreign and state tax benefits amounting to $313,000 provided in its balance sheet all of which, if recognized, would affect the Company’s effective tax rate. In adopting FIN 48, the liability for unrecognized tax benefits was reduced by $180,000 and accrued interest through September 30, 2007 and penalties aggregating $30,000 related to unrecognized tax benefits were accrued resulting in a net reduction of $150,000 to the accumulated deficit at October 1, 2007. The Company files a consolidated federal income tax return with its subsidiaries. In addition, the Company and/or its subsidiaries file in various state and foreign jurisdictions. The Company is no longer subject to examinations by taxing authorities for fiscal years before September 30, 2004. The Company classifies interest and penalties as selling, general and administrative expenses. Interest and penalties recognized in the period ended December 31, 2007 amounted to $1,100 and accrued interest and penalties included in the balance sheet amounted to approximately $151,100 at such date.

Index

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

RISK FACTORS

     GDC Negative Operating History Since Emerging from Bankruptcy. The Company emerged from Bankruptcy on September 15, 2003. The Company had voluntarily filed for protection under Chapter 11 of the US Bankruptcy Code on November 2, 2001, after incurring seven consecutive years of losses and selling three of its four operating divisions in 2001.  Accordingly, an investor in the Company’s common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by a company emerging from Chapter 11 and that operates in rapidly evolving markets such as the telecommunications equipment industry.

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

     Limited Financial Resources and Risk of Default.  The Company has no current ability to borrow additional funds.  It must, therefore, substantially fund operations from cash balances, cash generated from operating activities and, if possible, cash generated from the sale of non-core assets.  The Company has significant short term  accounts payable and accrued expense obligations.  The Company also has significant outstanding contractual cash obligations and commitments (see Item 6 in the Company’s annual report on Form 10-KSB for the year ended September 30, 2007 as filed with the Securities and Exchange Commission, in the section on “Liquidity” for additional discussion of this risk factor and the Company’s contractual cash obligations as of September 30, 2007).

While the Company recorded an operating profit in fiscal 2007, in prior years and after emerging from bankruptcy, the Company incurred operating losses and has a working capital deficit. Furthermore, the ability of the Company to meet cash flow requirements, including mortgage payments, is directly affected by the factors described in this “Risk Factors” section.

     Dependence on Legacy and Recently Introduced Products and New Product Development. The Company’s future results of operations are dependent on market acceptance of existing and future applications for the Company’s current products and new products in development. Sales of the Company’s legacy products, primarily the digital service unit and V.34 lines, declined to approximately 30% of product sales in fiscal 2007 from 44% in fiscal 2006. The Company anticipates that net sales from legacy products will decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

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

     Customer Concentration. The Company’s customers include the former Regional Bell Operating Companies, long distance service providers, wireless service providers, and resellers who sell to these customers. The market for the services provided by the majority of these service providers has been influenced largely by the passage and interpretation of the Telecommunications Act of 1996 (the “1996 Act”). Service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services.  The ability of service providers to fund such expenditures often depends on their ability to budget or obtain sufficient capital resources.  In the past,  resources made available by these customers for capital acquisitions have declined, particularly due to recent negative market conditions in the United States.  If the Company’s current or potential service provider customers cannot successfully raise the necessary funds, or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs may be adversely impacted which could materially adversely affect the Company’s business, financial condition and results of operations.

A small number of customers have historically accounted for a majority of the Company’s sales.  Sales to the Company’s top five customers accounted for approximately 67% and 45% of revenues in fiscal 2007 and 2006, respectively, and one customer accounted for approximately 30% of revenues in fiscal 2007.  There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. GDC expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2008, and possibly beyond. The loss of one or more service provider customers, such as occurred during past years through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results. A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

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

Index

On December 19, 2007, a sole suppler of a proprietary component critical to the Company’s Xedge product line, announced the discontinuation of the component and rejected previously accepted orders that had been placed for the component by the Company.  Thereafter, the Company attempted to exercise its rights under its supply contract to obtain the technical documentation necessary to allow the Company to manufacture the product.  The Company has therefore, been unsuccessful in obtaining the manufacturing documentation and, as a result, on February 8, 2008 the Company filed a legal claim in Connecticut superior court against the supplier.

If the product is unavailable to the Company in the future, the Company may experience a significant decline in revenues and would likely have to increase development costs in order to replace the component product.  Such events could have a material adverse effect on the Company’s business, financial condition and results of operations.

While most other components are standard items, certain application-specific integrated circuit chips used in many of the Company’s products are customized to the Company’s specifications. Except for the sole supplier noted above, none of the suppliers of components operate under contract.  Additionally, availability of some standard components may be affected by market shortages and allocations.  The Company’s inability to obtain a sufficient quantity of components when required, or to develop alternative sources due to lack of availability or degradation of quality, at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially affect the Company’s operating results in any given period.  In addition, as referenced above the Company relies heavily on outsourcing subcontractors for production.  The inability of such subcontractors to deliver products in a timely fashion or in accordance with the Company’s quality standards could materially adversely affect the Company’s operating results and business.

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

Index

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

Industry consolidation could lead to competition with fewer, but stronger competitors. In addition, advanced termination products are emerging, which represent both new market opportunities, as well as a threat to the Company’s current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco, Alcatel/Lucent, and Nortel Networks, into other equipment such as routers and switches. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company’s products and planned products, the Company’s business, financial condition and results of operations could be materially adversely affected.  Many of the Company’s current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company’s competitors have long-established relationships with network service providers. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

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

     GDC Will Require Additional Funding to Sustain Operations. The Company emerged from Chapter 11 bankruptcy on September 15, 2003. Under the plan of reorganization, the Company was to pay all creditors 100% of their allowed claims based upon a five year business plan. However, the company has not met its business plan objectives since emerging from Chapter 11.  The ability to meet the objectives of this business plan is directly affected by the factors described in this “Risk Factors” section. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet our business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. The Company cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

     Limited Protection of Intellectual Property. The Company relies upon a combination of patent, trade secret, copyright, and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S. and Canadian patents with respect to certain products. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company’s patents or that a court having jurisdiction over a dispute involving such patents would hold the Company’s patents valid, enforceable and infringed. The Company also typically enters into confidentiality and invention assignment agreements with its employees and independent contractors, and non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company’s technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company’s business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company’s products are or may be developed, manufactured or sold may not protect the Company’s products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company’s technology and products more likely. (See Note 7.  “Subsequent Event” regarding the sale of certain patents and patent rights and license back of technology.)

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

Index

     The Company is Controlled by a Small Number of Stockholders and Certain Creditors.  In particular, Mr. Howard Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 71% of the Company’s outstanding shares of Class B stock and has stock options and warrants that would allow him to acquire approximately 57% of the Company’s common stock.  Furthermore, Mr. Modlin is also trustee for the benefit of the children of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 12% of the outstanding shares of Class B stock.  Class B stock under certain circumstances has 10 votes per share in the election of Directors.  The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which was designated by the Creditors Committee (and thereafter may be designated by the Debenture Trustee).  The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full.  In the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Debenture Trustee shall be entitled to select a majority of the Board of Directors.  Accordingly, in absence of a default under the Debentures, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock, and the Debenture Trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company.  This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company.  Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Company’s common stock, thereby making it less likely that a stockholder will receive a premium in any sales of shares.  To date, the holders of the 9% Preferred Stock have not designated any directors.

Potential default on Debentures.  Debentures in the principal amount of $19,453,000 together with accrued interest ($8,369,000 at December 31, 2007) mature on October 1, 2008.  While principal and/or interest on the Debentures may not be paid while the senior secured debt, including such debt owed to Mr. Modlin and Mr. Segall, is outstanding, in the absence of such payment restrictions the Company does not presently have the ability to repay the Debentures.  A failure to pay the Debentures when due and payable, could result in an Event of Default being declared under the Indenture governing the Debentures and the Company’s business, financial condition, and results of operations could be materially adversely affected thereby.

ITEM 3.  QUANTITATIVE AN QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, including foreign currency fluctuations and interest rate fluctuations.

The Company is exposed to foreign currency exchange risk primarily through transactions denominated in foreign currencies.  The vast majority of the Company’s foreign transactions are denominated in U. S. dollars and, therefore,  an adverse change in foreign currency exchange rates is not expected to have a direct material effect on the Company’s results of operations, financial position or cash flows.  However, there could be a negative impact on future sales orders if, as a result of such a change in foreign exchange rates, customers determined that the Company’s sales prices were not competitive.  The Company cannot quantify the impact on orders on reduced margins thereon in the event customers object to such prices.

The Company is exposed to interest rate fluctuations on its variable rate, LIBOR-based mortgage loan.  A one-percent increase or decrease in 30-day LIBOR would result in an increase or decrease in interest expense of $45,000 on an annualized basis.

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

Index

PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000.  Such dividend arrearages total $13,196,182.50 as of December 31, 2007.

ITEM 5.  OTHER INFORMATION

See Note 7, “Subsequent Event”, included in the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-Q, concerning the “Sale of Patents.”

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

GENERAL DATACOMM INDUSTRIES INC.

February 14, 2008	/s/ William G. Henry
William G. Henry
Vice President, Finance and Administration
Chief Financial Officer