Form 10-Q
period 2008-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 2008-05-15
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2 of the Exchange Act):

Yes ☐	No ☒

As of March 31, 2008, there were outstanding the following number of shares of each of the issuer’s classes of common equity:

  3,487,473 shares of common stock, par value $0.01 per share
634,615 shares of Class B stock, par value $0.01 per share

GENERAL DATACOMM INDUSTRIES, INC.

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

General DataComm Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands except shares)

	March 31,	September 30,
	2008	2007*
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$832	$1,296
Accounts receivable, less allowance for doubtful accounts of $272 at March 31, 2008 and $250 at September 30, 2007	1,734	1,711
Inventories	3,360	2,766
Other current assets	791	676
Total current assets	6,717	6,449
Property, plant and equipment, net	3,612	3,687
Total Assets	10,329	10,136

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt ($2,079 and $2,332 owed to related parties at March 31, 2008 and September 30, 2007, respectively)	21,683	2,355
Accounts payable	2,352	2,810
Accrued payroll and payroll-related costs	656	565
Accrued interest	8,949	466
Other current liabilities	2,111	3,051
Total current liabilities	35,751	9,247
Long-term debt, less current portion	4,500	23,953
Accrued interest	42	7,946
Other liabilities	715	722
Total Liabilities	41,008	41,868

Commitments and contingencies	-	-

Stockholders’ deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized; 781,996 shares issued and outstanding at March 31, 2008 and September 30, 2007; $33.2 million liquidation preference, including $13.6 million of cumulative dividend arrearages at March 31, 2008	782	782
Class B stock, par value $.01 per share, 5,000,000 shares authorized; 634,615 and 647,715 shares issued and outstanding at March 31, 2008 and September 30, 2007, respectively	6	6
Common stock, par value $.01 per share, 25,000,000 shares authorized; 3,487,473 and 3,474,373 shares issued and outstanding at March 31, 2008 and September 30, 2007, respectively	35	35
Capital in excess of par value	199,145	199,021
Accumulated deficit	(230,685)	(231,601)
Accumulated other comprehensive income	38	25
Total Stockholders’ Deficit	(30,679)	(31,732)
Total Liabilities and Stockholders’ Deficit	$10,329	$10,136

* Derived from the Company’s audited consolidated balance sheet at September 30, 2007.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

General DataComm Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:
Product	$1,656	$2,489	$5,075	$5,454
Service	410	569	1,071	1,163
Total	2,066	3,058	6,146	6,617

Cost of revenues:
Product	889	1,054	2,349	2,197
Service	379	215	852	385
Total	1,268	1,269	3,201	2,582

Gross margin	798	1,789	2,945	4,035

Operating expenses:

Selling, general and administrative	1,598	1,421	3,151	2,760
Research and product development	823	615	1,506	1,223
	2,421	2,036	4,657	3,983

Operating income (loss)	(1,623)	(247)	(1,712)	52

Interest expense	(737)	(762)	(1,514)	(1,557)
Other income (expense):
Gain on sale of patents	3,891	--	3,891	--
Gain on restructuring of debt	--	4,062	--	4,062
Other ,net	(12)	60	106	104
	3,142	3,360	2,483	2,609

Income before income taxes	1,519	3,113	771	2,661

Income tax provision	2	3	5	6

Net income	1,517	3,110	766	2,655

Dividends applicable to preferred stock	(440)	(440)	(880)	(880)

Net income (loss) applicable to common and Class B stock	$1,077	$2,670	$(114)	$1,775

Earnings (loss) per share:
Basic – common stock	$0.27	$0.66	$(0.03)	$0.44
Diluted – common stock	$0.26	$0.65	$(0.03)	$0.43
Basic – Class B stock	$0.24	$0.59	$(0.03)	$0.39
Diluted – Class B stock	$0.24	$0.59	$(0.03)	$0.39

Weighted average number of common and Class B shares outstanding:
Basic – common stock	3,483,010	3,473,542	3,478,668	3,472,163
Diluted – common stock	4,122,088	4,122,088	3,478,668	4,122,088
Basic – Class B stock	639,078	648,546	643,420	649,925
Diluted - Class B stock	639,078	648,546	643,420	649,925

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Index

General DataComm Industries, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	March 31

	2008	2007

Cash flows from operating activities:
Net income	$766	$2,655
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	139	186
Stock compensation expense	123	149
Gain on restructuring of debt	-	(4,062)
Gain on sale of patents	(3,891)	--
Changes in:
Accounts receivable	(23)	2
Inventories	(594)	207
Accounts payable	(458)	381
Accrued payroll and payroll-related costs	91	(6)
Accrued interest	612	1,120
Other net current liabilities	(897)	(235)
Other net long-term assets	(18)	8

Net cash provided by (used in) operating activities	(4,150)	405

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(71)	(8)
Net proceeds from sale of patents	3,891	--
Net cash provided by (used in) investing activities	3,820	(8)

Cash flows from financing activities:
Proceeds from notes payable to related parties	125	270
Principal payments on notes payable to related parties	(395)	-
Proceeds from other notes payable	226	222
Principal payments on other notes payable	(90)	(83)
Principal payments on term obligation	-	(573)

Net cash used in financing activities	(134)	(164)

Net increase (decrease) in cash and cash equivalents	(464)	233

Cash and cash equivalents, beginning of period	1,296	246

Cash and cash equivalents, end of period	$832	$479

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (including payments to related parties of $446)	$763	$192
Income taxes	$6	$3

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Index

GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. – Basis of Presentation and Liquidity

The accompanying unaudited interim financial statements of General DataComm Industries, Inc. (the “Company”) have been prepared on a going concern basis, in accordance with generally accepted accounting principles in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements.  In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of results which may be achieved for the entire fiscal year ending September 30, 2008.  The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2007 as filed with the Securities and Exchange Commission.

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

At March 31, 2008 the Company had a stockholders’ deficit of approximately $30.7 million, and a working capital deficit of approximately $29.0 million, including debentures in the principal amount of $19.4 million, together  with accrued interest thereon ($8.8 million), which mature on October 1, 2008.  While a Subordinated Security Agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders while senior secured debt is outstanding, in the absence of such payment restrictions the Company does not presently have the ability to repay the debentures.  A failure to pay the debentures when due and payable could result in an event of default being declared under the indenture governing the debentures.

The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. Management has responded to its liquidity and cash flow risks by replacing its senior debt in 2007 on more favorable terms and by selling patents in February 2008 for $4,000,000 while retaining rights to use the patented technologies (See Note 7). In addition, management has implemented operational changes: reducing certain salaries,  restructuring the sales force, increasing factory shutdown time, constraining expenses, and reducing and reallocating the employee workforce.   The Company also continues to pursue the sale or lease of its headquarters land and building in Naugatuck, CT.

While the Company is aggressively pursuing opportunities and corrective actions, there can be no assurance that the Company will be successful in its efforts to generate sufficient cash from operations or asset sales, or obtain additional funding sources or resolve the repayment of the debentures.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

Index

2. – Earnings (Loss) Per Share

Basic earnings per share is computed by allocating net income available to common stockholders and to Class B shareholders based on their contractual participation rights to share in such net income as if all the income for the year had been distributed.  Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock.  However, a net loss is allocated evenly to all shares.  The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period.  Diluted earnings per common share assumes the conversion of Class B stock into common stock.  Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period.  In computing diluted earnings per share, which only applies in the event there is net income, the average price of the Company’s common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants.  Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued.  The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three and six months ended March 31, 2008 and 2007 (in thousands, except shares and per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Net income	$1,517	$3,110	$766	$2,655
Dividends applicable to preferred stock	(440)	(440)	(880)	(880)
Net income (loss) applicable to common and Class B stock	$1,077	$2,670	$(114)	$1,775

Net income (loss) applicable to common stock-basic	$924	$2,286	$(96)	$1,519
Net income (loss) applicable to Class B stock-basic and diluted	$153	$384	$(18)	$256

	Three Months Ended March 31,
	2008	2007	2008	2007
	Common Stock		Class B Stock
Numerator for basic earnings per share - net income	$924	$2,286	$153	384
Reallocation of net income for potential dilutive common shares	153	384	--	--
Numerator for diluted earnings per share - net income	1,077	2,670	153	384

Denominator for basic earnings per share - weighted average outstanding shares	3,483,010	3,473,542	639,078	648,546
Effect of dilutive securities:
Class B stock	639,078	648,546	--	--
Denominator for diluted earnings per share	4,122,088	4,122,088	639,078	648,546

Basic earnings per share	$0.27	$0.66	$0.24	$0.59
Diluted earnings per share	$0.26	$0.65	$0.24	$0.59

	Six Months Ended March 31,
	2008	2007	2008	2007
	Common Stock		Class B Stock
Numerator for basic earnings per share - net income	$(96)	$1,519	$(18)	256
Reallocation of net income for potential dilutive common shares	--	256	--	--
Numerator for diluted earnings per share - net income	(96)	1,775	(18)	256

Denominator for basic earnings per share - weighted average outstanding shares	3,478,668	3,472,163	643,420	649,925
Effect of dilutive securities:
Class B stock		649,925		-
Denominator for diluted earnings per share	3,478,668	4,122,088	643,420	649,925

Basic earnings per share	$(0.03)	$0.44	$(0.03)	$0.39
Diluted earnings per share	$(0.03)	$0.43	$(0.03)	$0.39

Index

In the six months ended March 31, 2008 and 2007, no effect has been given to certain outstanding options and warrants, convertible securities and contingently issuable shares in computing diluted income (loss) per share as their effect would be antidilutive.  Such share amounts which could potentially dilute basic earnings per share are as follows:

	No. of Shares
	Six Months Ended March 31,
	2008	2007
Stock warrants	4,093,251	4,093,251
Stock options	3,492,298	2,645,197
Convertible preferred stock	143,223	143,223
Contingently issuable shares*	-	2,200,752
Total	7,728,772	9,082,423

*  Common stock contingently issuable to the Company’s senior secured lenders in the event of default or if certain payment terms were not met are excluded from the computation of earnings per share because the contingency defined in the loan agreement had not taken place.  Such contingency was cancelled when the senior loan to which that provision relates was paid off on July 30, 2007.

3.	Inventories

Inventories consist of (in thousands):

	March 31,	September 30,
	2008	2007
Raw materials	$636	$665
Work-in-process	1,354	1,020
Finished goods	1,370	1,081
	$3,360	$2,766

Inventories are stated at the lower of cost or market using a first-in, first-out method.  Reserves in the amount of  $3,078,000 and $2,883,000 were recorded at March 31, 2008 and September 30, 2007, respectively, for excess and obsolete inventories.

4.	Long-Term Debt

Long-term debt consists of (in thousands):

	March 31	September 30,
	2008	2007

Notes Payable to Related Parties, net of debt discount of $19 at September 30, 2007	2,079	2,332
Other Note Payable	151	23
Debentures due October 1, 2008	19,453	19,453
Real Estate Mortgage due July 31, 2009	4,500	4,500
	26,183	26,308
Less current portion	21,683	2,355
	$4,500	$23,953

Long-term debt has matured or will mature in amounts totaling $21,683,000 in the twelve months ending March 31, 2009, of which $19,453,000 in debentures is due October 1, 2008.  In the following twelve months, the real estate mortgage in the amount of $4,500,000 is due July 31, 2009.

Index

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

On February 17, 2006, the Company borrowed $250,000 from Mr. Modlin in the form of a demand note which bore interest at the rate of 10% per annum.  On April 20, 2006, the Corporation entered into an amendment of its loan arrangement with Mr. Modlin whereby the $250,000 demand loan made by Mr. Modlin on February 17, 2006 was amended and restated into a term note, 50% of which was payable February 17, 2007 and 50% of which was payable February 17, 2008 (such payments were deferred indefinitely in agreement with Mr. Modlin).  Mr. Modlin received a seven year warrant expiring April 19, 2013 to purchase 909,000 shares of common stock at $0.275 per share.  The warrant, valued at $69,000, was recorded as debt discount and was amortized as additional interest expense over the initial term of the debt.

In the quarters ended March 31, 2007 and December 31, 2007, Mr. Modlin made demand loans to the Company totaling $270,000 and $125,000, respectively.  Such loans were paid off in the quarter ended March 31, 2008.  See Note 11, “Subsequent Events” for reference to loans made by Mr. Modlin to the Company after March 31, 2008.

Accrued interest on all such loans amounted to $17,674 and $389,748 at March 31, 2008 and September 30, 2007, respectively.  All loans made by Mr. Modlin and Mr. Segall are collateralized by all the assets of the Company.

Debentures

Debentures together with accrued interest mature on October 1, 2008.  The debentures were issued to unsecured creditors in 2003 as part of the Company’s plan of reorganization.  No principal or interest is payable on the debentures until the senior secured lenders’ claims are paid in full and no principal or interest has been paid through March 31, 2008.  Interest accrues at the annual rate of 10% and totaled $8,853,954 at March 31, 2008.  While principal and/or interest on the debentures may not be paid while senior secured debt, including such debt owed to Mr. Modlin and Mr. Segall, is outstanding, in the absence of such payment restrictions the Company does not presently have the ability to repay the debentures.  A failure to pay the debentures when due and payable, could result in an event of default being declared under the indenture governing the debentures and the Company’s business, financial condition, and results of operations could be materially adversely affected thereby.

Real Estate Mortgage

The real estate mortgage entered into July 30, 2007 in the amount of $4,500,000 is secured by the Company’s premises in Naugatuck, CT.  The mortgage requires monthly payments of interest at the rate of 30-day LIBOR plus 6% (such interest rate was 9.12% at March 31, 2008).  No principal payments are required until the full amount of the mortgage matures on July 30, 2009.  The mortgage contains no financial performance covenants.

5.	Accounting for Stock-Based Compensation

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R) “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) using the modified prospective method.  Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments (including stock options) granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated  in accordance with the provisions of SFAS No. 123R.  Results for prior periods were not restated.  Compensation cost is recorded over the stock options’ vesting periods.  As a result of adopting SFAS No. 123R, compensation cost recognized in the quarter ended March 31, 2008 and 2007 was $57,000 and $58,000, respectively. Compensation cost recognized in the six months ended March 31, 2008 and 2007 was $123,000 and $149,000, respectively.

Index

6.	Employee Incentive Plans

The Company has adopted a 2003 Stock and Bonus Plan (“2003 Plan”) reserving 459,268 shares of Class B stock and 459,268 shares of common stock and a 2005 Stock and Bonus Plan (“2005 Plan”) reserving 2,400,000 shares of common stock.  No shares of Class B stock are authorized under the 2005 Plan and no further shares of Class B are available under the 2003 Plan.  Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to, greater than or less than the market price on the date of grant.  While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% per year over a five-year period and expire within ten years. At March 31,2008 there were 465,856 options available for future issuance under the plans.

On October 11, 2007, the Stock Option Committee of the Board of Directors granted stock options pursuant to the Company’s 2005 Plan to purchase 312,900 shares of common stock at the quoted market price of $.25 per share, including grants of 30,000 shares to Aletta Richards and John L. Segall, Directors, William G. Henry, Vice President, Finance and Administration and Principal Financial Officer and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 192,900 of such options to all of its employees other than its officers and directors.  The Committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a stock option with terms similar to options granted under the 2005 Plan to purchase 551,121 shares at $.275 a share.  All such options vest in increments of 20% per year over a five year period and expire ten years after grant.

A summary of stock options outstanding under the Company’s stock plans as of September 30, 2007 and changes during the six months ended March 31, 2008 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2007	2,635,807	$0.77
Options granted	864,021	0.27
Options exercised	--	--
Options cancelled or expired	(7,530)	24.34
Options outstanding, March 31, 2008	3,492,228	0.60	8.09	$0
Vested or expected to vest at March 31, 2008	3,157,700	0.56	8.10	0
Exercisable at March 31, 2008	1,122,101	1.17	7.25	0

As of March 31, 2008, there was $356,825 of total unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted-average period of 1.74 years.

The weighted-average grant-date fair value of options granted during the six months ended March 31, 2008 was $0.23 per share, which was estimated using the Black Scholes model and the following weighted average assumptions:

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

Index

7.	Gain on Sale of Patents

On February 5, 2008, the Company completed the sale of selected patents and patent applications to Fournier Assets Limited Liability Company for proceeds of $4,000,000. The patents and patent applications sold relate to the Company’s product lines, and the Company retains a non-exclusive, royalty-free license under the patents for all its product lines.

As a result of the sale, the Company recorded a gain in the amount of $3,891,000 in the quarter ended March 31, 2008.  The Company used the funds for general corporate purposes, including payment of debt and interest and for working capital.

8.	Gain on Restructuring of Debt

On January 17, 2007, pursuant to an amendment to the senior loan agreement (“Loan Agreement”), the Company and its senior lender agreed, among other matters, to the following changes:

(a)	to reduce and fix the outstanding amount of the PIK Obligation, including principal and interest, at $3,000,000 as of January 16, 2007;
(b)
to provide for certain affiliates of the senior lender to sell debentures  with a face value approximating $2,471,000 together with accrued interest of $824,694 to the Company for consideration of $1.00.

As a result of the debenture purchase and the adjustment to the PIK Obligation, the Company recorded a gain on restructuring of debt in the amount of $4,062,000 in the quarter ended March 31, 2007.

9.	Contingencies

On December 19, 2007, a sole supplier of a proprietary component critical to one of the Company’s products announced the discontinuation of the component and rejected previously accepted orders that had been placed for the component by the Company.  Thereafter, the Company attempted to exercise its rights to obtain the documentation necessary to allow the Company to manufacture the component under its contracts with the supplier.  The Company has been unable to date to obtain this documentation and, as a result, on February 8, 2008 the Company filed a legal claim in Connecticut Superior Court against the supplier.

The Company believes that it has contingency plans in place to allow for a transition to a new component without a disruption in customer deliveries.  However, the Company expects to incur increased costs in the next six months by reason of such transition plans.   Furthermore, the Company has entered into a non-cancelable purchase commitment in the amount of $128,700 for certain electronic parts in anticipation of manufacturing the original component.  Such parts will not be required for the new component and there is a limited resale market for such parts.  In the event that the Company is unable to transition to the new  component in time to meet its customer requirements and/or is unable to generate the liquidity required to pay the increased costs or the purchase commitment, such events could have a material adverse effect on the Company’s business, financial condition and results of operations.

10.	Recent Accounting Pronouncements

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “ Accounting for Income Taxes”.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  Prior to implementation of FIN 48, the Company had a liability for unrecognized foreign and state tax benefits amounting to $313,000 provided in its balance sheet all of which, if recognized, would affect the Company’s effective tax rate.  In adopting FIN 48, the liability for unrecognized tax benefits was reduced by $180,000 and accrued interest through September 30, 2007 and penalties aggregating  $30,000  related to unrecognized tax benefits were accrued resulting in a net reduction of  $150,000 to the accumulated deficit at October 1, 2007. The Company files a consolidated federal income tax return with its subsidiaries. In addition, the Company and/or its subsidiaries file in various states and foreign jurisdictions.  The Company is no longer subject to examinations by taxing authorities for fiscal years before September 30, 2004.  The Company classifies interest and penalties as selling, general and administrative expenses.  Interest and penalties recognized in the three and six months ended March 31, 2008 amounted to $1,000 and $2,100, respectively, and accrued interest and penalties included in the balance sheet  at March 31, 2008 amounted to approximately $152,100.

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

11.  Subsequent Events

On April 30 and May 13, 2008, Mr. Howard S. Modlin, Chairman of the Board and Chief Executive Officer, made demand loans to the Company in the amount of $175,000 and $75,000, respectively, to be used for working capital purposes.

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

Index

Unless otherwise stated, all references to “Notes” in the following discussion of “Results of Operations” and “Liquidity and Capital Resources” are to the “Notes to Condensed Consolidated Financial Statements included in Item 1 in this Form 10-Q.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended March 31		Six Months Ended March 31,
(in thousands)	2008	2007	2008	2007

Product	$1,656	$2,489	$5,075	$5,454
Service	410	569	1,071	1,163
Total Revenues	$2,066	$3,058	$6,146	$6,617

Revenues for the three months ended March 31, 2008 decreased $992,000, or 32.4%, to $2,066,000 from $3,058,000 reported for the three months ended March 31, 2007. Product revenues decreased $833,000, or 33.5%, while service revenues decreased by $159,000, or 27.9%.

Sales of high-end, multi-service switches declined in the quarter by approximately $440,000 compared to the prior year.  Such product sales tend to vary significantly from quarter-to-quarter due to the dependency on timing of customer project requirements and to long time cycles between bids and awards.  As an example, such product shipments had increased $580,000 in the prior quarter comparison.

Sales of network access products declined in the quarter by approximately $501,000, where increasing sales of the company’s newer SpectraComm IP products could not offset the continued decline in sales of legacy products to large telecommunication carriers and to integrators for specific projects.

The decrease in service revenues in the quarter was due primarily to a specific foreign contract for a one-time project in the prior year that did not repeat itself in the current quarter.

Revenues for the six months ended March 31, 2008 decreased $471,000, or 7.1%, to $6,146,000 from $6,617,000 reported for the six months ended March 31, 2007.  Product revenues decreased $379,000, or 6.9%, while service revenues decreased by $92,000, or 7.9%.

Sales of high-end, multi-service switches increased approximately $150,000, primarily due to expansion of networks of existing customers in the first three months of the period offset in part with lower sales in the second three months as noted above.  Furthermore, the Company realized increased sales of $227,000 from its line of security software products.  These increases were more than offset by a reduction of approximately $850,000 resulting from continued net declines in sales of network access products to large telecommunications carriers and to integrators for specific projects.

The decrease in service revenues was due primarily to a one-time project in the prior year that did not repeat, offset in part by support services sold along with the security software products.

Foreign sales accounted for 36% and 45% of revenue for the six months ended March 31, 2008 and 2007, respectively.

The Company anticipates that demand for its legacy network access products will continue to decline and due to the “Risk Factors” mentioned below, there can be no assurance that orders for new products and products with enhanced features will increase to offset this decline.  Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Index

Gross Margin

	Three Months Ended March 31		Six Months Ended March 31,
(in thousands)	2008	2007	2008	2007
Product	$767	$1,435	$2,726	$3,257
Service	31	354	219	778
Total Gross Margin	$798	$1,789	$2,945	$4,035
Percentage of Product Revenues	46.3%	57.6%	53.7%	59.7%
Percentage of Service Revenues	7.6%	62.2%	20.4%	66.9%
Percentage of Total Revenues	38.6%	58.5%	47.9%	61.0%

Gross Margin as a percentage of revenues, in the three months ended March 31, 2008 was 38.6% as compared to 58.5% in the three months ended March 31, 2007, a decrease of 19.9%.

Product gross margin, as a percentage of product revenues, decreased 11.3%.  This decrease was due to a reduction of the favorable impact in the prior year of selling inventories previously written down (-14.4%) and of selling high-margin products to a government contractor (-4.4%).  Offsetting these reductions was the Company’s successful procurement of components at reduced prices (+8.0%) and other net items contributed 0.5%.

Service gross margin, as a percentage of service revenues, declined 54.6%.  In the prior quarter the Company started a new  business venture in Texas to target subcontract service work from major telecommunication providers.  These costs, with little revenue, reduced gross margin by 34.6%.  The balance of the reduction (-20%) results from the lower revenue level (-14.6%) and compensation and other cost increases (-5.4%).

Gross margin as a percentage of revenues, in the six months ended March 31, 2008 was 47.9% as compared to 61.0% in the six months ended March 31, 2007, a decrease of 13.1%.

Product gross margin, as a percentage of product revenues, decreased 6.0%.  This decrease was due primarily to the low margin sales of the Company’s line of security software products (-3.6%), the favorable impact in the prior year of selling inventories previously written down (-0.3%), of selling high-margin products to a government contractor    (-1.5%) and other items (-0.6%).

Service gross margin, as a percentage of revenues declined 46.5%.  This decrease was due to the impact of start up costs for the Texas operation (-19.2%), and to low margin service support on security software (-1.8%).  The balance of the reduction (-19.2%) results from and the lower revenue level (-6.3%), compensation, and additional strategic investments made in the area of professional services.

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

Selling, General and Administrative

	Three Months Ended March 31		Six Months Ended March 31,
(in thousands)	2008	2007	2008	2007

Selling, general and administrative	$1,598	$1,421	$3,151	$2,760
Percentage of revenues	77.3%	46.5%	51.3%	41.7%

Index

The Company’s selling, general and administrative expenses (“SG&A”) increased to $1,598,000, or 77.3% of revenues in the three months ended March 31, 2008 from $1,421,000, or 46.5% of revenues in the three months ended March 31, 2007.  The increase in spending in the quarter of $177,000, or 12.4% was primarily a result of higher compensation costs of $230,000 due to new hires in the sales force and salary increases.  In addition, increased legal costs were primarily responsible for a $77,000 increase in professional fees and results from an increased level of litigation.  These items were offset by a gain of $108,000 resulting from the favorable resolution of a property tax liability.  Other items were a net decrease of $22,000.

For the six months ended March 31, 2008, SG&A expenses increased to $3,151,000, or 51.3% of revenues from $2,760,000, or 41.7% of revenues in the six months ended March 31, 2007.  The increase in spending in the six months of $391,000, or 14.2%, was due primarily to higher compensation costs of $395,000 and increased legal costs of $107,000, offset by the property tax gain of $108,000 and other net reductions of $4,000.

Research and Product Development

	Three Months Ended March 31		Six Months Ended March 31,
(in thousands)	2008	2007	2008	2007

Research and product development	$823	$615	$1,506	$1,223
Percentage of revenues	39.8%	20.1%	24.5%	18.5%

Research and product development (“R&D”) expenses increased to $823,000, or 39.8% of revenues in the three months ended March 31, 2008 as compared to $615,000, or 20.1% of revenues in the three months ended March 31, 2007.  The increase of $208,000, or 33.8%, was due to additions to the staff and salary adjustments which resulted in an increase in engineering compensation costs of $161,000, an increase in the use of contract engineers of $46,000 and other net increases of $1,000.  Both the additions to staff and the contract engineers were required to accelerate the completion of critical and strategic product development programs.

R & D expenses increased to $1,506,000, or 24.5% of revenues in the six months ended March 31, 2008 as compared to $1,223,000, or 18.5% of revenues in the six months ended March 31, 2007.  The increase of $283,000, or 23.1%, was due to an increase in engineering compensation costs of $244,000 and an increase in the use of contract engineers of $40,000, offset by other net decreases of $1,000.

Interest Expense

Interest expense decreased to $737,000 in the three months ended March 31, 2008 from $762,000 in the three months ended March 31, 2007.  Interest expense decreased to $1,514,000 in the six months ended March 31, 2008 from $1,557,000 in the six months ended March 31, 2007.  The lower interest charges resulted primarily from a reduction in debt levels resulting from a repurchase of debentures in 2007 and lower variable interest rates in 2008.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2008 and 2007 totaled $3,879,000 and $4,122,000, respectively.  The 2008 quarterly amount includes $3,891,000 from the gain on the sale of patents (see Note 7) offset by other net losses of $12,000 which includes $12,000 received from a tradename license offset by $24,000 in other expense items.  The 2007 quarterly amount includes a gain of $4,062,000 from restructuring of debt with the Company’s senior lender (see Note 8) and the net amount of $60,000 which includes $18,000 in sales of components no longer used, $24,000 of foreign exchange gains, $12,000 received from a tradename license and $6,000 of other income items.

Other income (expense) for the six months ended March 31, 2008 and 2007 totaled $3,997,000 and $4,166,000, respectively.  The 2008 amount includes $3,891,000 from the gain on the sale of patents, $26,000 received from a tradename license and $100,000 from a negotiated professional fee reduction offset by $20,000 in other net losses.  The 2007 amount includes $4,062,000 from restructuring of debt, $45,000 received from a tradename license, $40,000 in sales of components no longer used and $19,000 of other income items.

Index

Provision for Income Taxes

Income tax provisions for each of the three and six months ended March 31, 2008 and 2007 reflect current state tax provisions only.  No federal income tax provisions were provided in the three and six months ended March 31, 2008 and 2007 due to the utilization of net operating loss carry forwards.  The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years.  The Company has federal tax credit and net operating loss carryforwards of approximately $11.9 million and $214.3 million, respectively, as of September 30, 2007.

Liquidity and Capital Resources

	March 31,	September 30,
(in thousands)	2008	2007

Cash and cash equivalents	$832	$1,296
Working capital (deficit)	(29,034)	(2,798)
Total assets	10,329	10,136
Long-term debt, including current portion	26,183	26,308
Total liabilities	41,008	41,868

	Six Months Ended March 31,
	2008	2007

Net cash provided by (used in):
Operating activities	$(4,150)	$405
Investing activities	3,820	(8)
Financing activities	(134)	(164)

Note:  Significant risk factors exist due to the Company’s limited financial resources and its present inability to repay its debentures which mature on October 1, 2008.   See “Risk Factors” below for further discussion.

Cash Flows

Net cash used in operating activities totaled $4,150,000 in the six months ended March 31, 2008.  Net income in the quarter was $766,000.  Included in this net income were a net gain of $3,891,000 related to the sale of patents and non-cash expenses for depreciation and amortization of $139,000 and stock compensation expense of $123,000.   A net increase of accrued interest resulted from additional interest charges of $1,375,000 reduced by interest payments to related parties of $446,000 and to others of $317,000.  Inventories increased due to purchases of materials required to meet product delivery requirements and resulted in a use of cash of $594,000.  Other net uses of cash included a reduction in accounts payable and accrued expenses of $539,000 due to payments made to professionals, suppliers and others, a reduction in deferred income on service contracts of $250,000 due to older contracts expiring and not being renewed, annual cash payments of pre-petition tax claims of $178,000, property tax payments of $189,000, favorable resolution of a property tax liability of $108,000 and other uses of $36,000.

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

Index

Net cash provided by investing activities in the six months ended March 31, 2008 was $3,820,000 and net cash used by investing activities was of $8,000 in 2007.  The 2008 six month period included net proceeds from the sale of patents of $3,891,000.

Net cash used in financing activities in the six months ended March 31, 2008 was $134,000.  Proceeds from notes payable of $226,000 and proceeds of notes payable to related parties of $125,000 were offset by payments on notes to related parties of $395,000 and payments of notes payable of $68,000.

Cash used in financing activities in the six months ended March 31, 2007 of $164,000 is comprised of payments on notes payable of $83,000 and on secured debt of $573,000, offset in part by proceeds from notes payable to related parties of $270,000 and proceeds from notes payable of $222,000.

Liquidity

The Company has no current ability to borrow additional funds.  It must, therefore, fund operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and others.  The Company has approximately $28 million of debentures including accrued interest which mature on October 1, 2008 which it is presently unable to pay.

The potential liquidity risks described above, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has responded to its liquidity and cash flow risks in 2007 by replacing its senior debt with mortgage debt on more favorable terms.  Such mortgage financing requires payments of interest (only) and contains no financial covenants.  In addition, management has implemented operational changes:  reducing certain salaries, restructuring the sales force, increasing factory shutdown time, constraining expenses, and reducing and reallocating the employee workforce.  The Company also continues to pursue the sale or lease of its headquarters land and building in Naugatuck, CT.  Furthermore, on February 5, 2008 the Company completed the sale of certain patents for proceeds of $4,000,000 and received a royalty-free license to continue to use the patented technologies in its products.

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

Index

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

Impairment of Long-Lived Assets.  The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 144.  The Company's long-lived assets consist of real estate, property and equipment.  At both March 31, 2008 and September 30, 2007, real estate represented the only significant remaining long-lived asset that has not been fully written down for impairment.

Recent Accounting Pronouncements

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “ Accounting for Income Taxes”.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  Prior to implementation of FIN 48, the Company had a liability for unrecognized foreign and state tax benefits amounting to $313,000 provided in its balance sheet all of which, if recognized, would affect the Company’s effective tax rate.  .  In adopting FIN 48, the liability for unrecognized tax benefits was reduced by $180,000 and accrued interest through September 30, 2007 and penalties aggregating  $30,000  related to unrecognized tax benefits were accrued resulting in a net reduction of  $150,000 to the accumulated deficit at October 1, 2007. The Company files a consolidated federal income tax return with its subsidiaries. In addition, the Company and/or its subsidiaries file in various states and foreign jurisdictions.  The Company is no longer subject to examinations by taxing authorities for fiscal years before September 30, 2004.  The Company classifies interest and penalties as selling, general and administrative expenses.  Interest and penalties recognized in the six months ended March 31, 2008 amounted to approximately $1,000 and accrued interest and penalties included in the balance sheet amounted to approximately $152,100 at such date.

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

Potential Default on Debentures.  The Company has no current ability to borrow additional funds.  It must, therefore, fund operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and others.  The Company has approximately $28 million of debentures including accrued interest which mature on October 1, 2008 which it is presently unable to pay.  Therefore, the Company anticipates that a restructuring, including extension of the payment terms, of the debenture debt will be required.  However, no such restructuring has occurred to date and there can be no assurance that such restructuring will be completed or completed on terms acceptable to the Company.  While principal and/or interest on the debentures may not be paid while senior secured debt, including debt owed to Mr. Modlin and Mr. Segall, is outstanding, in the absence of such payment restrictions the Company does not presently have the ability to repay the debentures.  A failure to pay the debentures when due and payable, could result in an Event of Default being declared under the Indenture governing the debentures and the Company’s business, financial condition, and results of operations could be materially adversely affected thereby.

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

A small number of customers have historically accounted for a majority of the Company’s sales.  Sales to the Company’s top five customers accounted for approximately 67% and 45% of revenues in fiscal 2007 and 2006, respectively, and one customer accounted for approximately 30% of revenues in fiscal 2007.  There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2008, and possibly beyond. The loss of one or more service provider customers, such as occurred during past years through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results. A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

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

Index

On December 19, 2007, a sole supplier of a proprietary component critical to one of the Company’s products announced the discontinuation of the component and rejected previously accepted orders that had been placed for the component by the Company.  Thereafter, the Company attempted to exercise its rights to obtain the documentation necessary to allow the Company to manufacture the component under its contracts with the supplier.  The Company has been unable to date to obtain this documentation and, as a result, on February 8, 2008 the Company filed a legal claim in Connecticut Superior Court against the supplier.

The Company believes that it has contingency plans in place to allow for a transition to a new component without a disruption in customer deliveries.  However, the Company expects to incur increased costs in the next six months by reason of such transition plans.   Furthermore, the Company has entered into a non-cancelable purchase commitment in the amount of $128,700 for certain electronic parts in anticipation of manufacturing the original component.  Such parts will not be required for the new component and there is a limited resale market for such parts.  In the event that the Company is unable to transition to the new  component in time to meet its customer requirements and/or is unable to generate the liquidity required to pay the increased costs or the purchase commitment, such events could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Index

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

Limited Protection of Intellectual Property. The Company relies upon a combination of patent, trade secret, copyright, and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S., Canadian and European technology patents.  Most of these patents were sold in February 2008 and the Company retained a royalty-free right to continue to use the patent technologies.   There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company’s patents and licensed patents or that a court having jurisdiction over a dispute involving such patents would hold the Company’s patents and licensed patents valid, enforceable and infringed. The Company also typically enters into confidentiality and invention assignment agreements with its employees and independent contractors, and non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company’s technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company’s business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company’s products are or may be developed, manufactured or sold may not protect the Company’s products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company’s technology and products more likely.

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

Index

The Company is Controlled by a Small Number of Stockholders and Certain Creditors.  In particular, Mr. Howard Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 71% of the Company’s outstanding shares of Class B stock and has out of the money (above market) stock options and warrants that would allow him to acquire approximately 57% of the Company’s common stock.  Furthermore, Mr. Modlin is also trustee for the benefit of the children of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 12% of the outstanding shares of Class B stock.  Class B stock under certain circumstances has 10 votes per share in the election of Directors.  The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which was designated by the Creditors Committee (and thereafter may be designated by the Debenture Trustee).  The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full.  In the event of a payment default under the Debentures which is not cured within 60 days after written notice, the Debenture Trustee shall be entitled to select a majority of the Board of Directors.  Accordingly, in absence of a default under the Debentures, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock and the Debenture Trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company.  This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company.  Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Company’s common stock, thereby making it less likely that a stockholder will receive a premium in any sales of shares.  To date, the holders of the 9% Preferred Stock have not designated any directors.

ITEM 3.	QUANTITATIVE AN QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, including foreign currency fluctuations and interest rate fluctuations.

The Company is exposed to foreign currency exchange risk primarily through transactions denominated in foreign currencies.  The vast majority of the Company’s foreign transactions are denominated in U. S. dollars and, therefore,  an adverse change in foreign currency exchange rates is not expected to have a direct material effect on the Company’s results of operations, financial position or cash flows.  However, there could be a negative impact on future sales orders if, as a result of such a change in foreign exchange rates, customers determined that the Company’s sales prices were not competitive.  The Company cannot quantify the impact on orders or reduced margins thereon in the event customers object to such prices.

The Company is exposed to interest rate fluctuations on its variable rate, LIBOR-based mortgage loan.  A one-percent increase or decrease in 30-day LIBOR would result in an increase or decrease in interest expense of $45,000 on an annualized basis.

ITEM 4.	CONTROLS AND PROCEDURES

For the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective to ensure the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II. OTHER INFORMATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000.  Such dividend arrearages total $13,636,055.25 as of March 31, 2008.

ITEM 5.	OTHER INFORMATION

See Note 11, "Subsequent Events", included in the Notes to Condensed Consolidated Financial Statements included in Part 1 of this Form 10-Q regarding demand loans made by the Chairman of the Board.

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

GENERAL DATACOMM INDUSTRIES INC.

May 15, 2008	/s/ William G. Henry
William G. Henry
Vice President, Finance and Administration
Chief Financial Officer