Form 10-Q
period 2008-06-30
GENERAL DATACOMM INDUSTRIES INC
filed 2008-08-14
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

     As of June 30, 2008, there were outstanding the following number of shares of each of the issuer’s classes of common equity:

  3,487,473 shares of common stock, par value $0.01 per share
634,615 shares of Class B stock, par value $0.01 per share

GENERAL DATACOMM INDUSTRIES, INC.

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

General DataComm Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands except shares)

	June 30,	September 30,
	2008	2007*
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$152	$1,296
Accounts receivable, less allowance for doubtful accounts of $252 at June 30, 2008 and $250 at September 30, 2007	2,691	1,711
Inventories	2,980	2,766
Other current assets	604	676
Total current assets	6,427	6,449
Property, plant and equipment, net	3,711	3,687
Total Assets	10,138	10,136

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt ($2,331 and $2,332 owed to related parties at June 30, 2008 and September 30, 2007, respectively)	21,870	2,355
Accounts payable	2,506	2,810
Accrued payroll and payroll-related costs	553	565
Accrued interest	9,465	466
Other current liabilities	2,682	3,051
Total current liabilities	37,076	9,247
Long-term debt, less current portion	4,500	23,953
Accrued interest	42	7,946
Other liabilities	715	722
Total Liabilities	42,333	41,868

Commitments and contingencies	-	-

Stockholders’ deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized; 781,996 shares issued and outstanding at June 30, 2008 and September 30, 2007; $33.6 million liquidation preference, including $14.1 million of cumulative dividend arrearages at June 30, 2008	782	782
Class B stock, par value $.01 per share, 5,000,000 shares authorized; 634,615 and 647,715 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	6	6
Common stock, par value $.01 per share, 25,000,000 shares authorized; 3,487,473 and 3,474,373 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	35	35
Capital in excess of par value	199,198	199,021
Accumulated deficit	(232,253)	(231,601)
Accumulated other comprehensive income	37	25
Total Stockholders’ Deficit	(32,195)	(31,732)
Total Liabilities and Stockholders’ Deficit	$10,138	$10,136

* Derived from the Company’s audited consolidated balance sheet at September 30, 2007.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

General DataComm Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Product	$3,078	2,172	$8,153	$7,626
Service	523	613	1,594	1,776
Total	3,601	2,785	9,747	9,402

Cost of revenues:
Product	1,455	708	3,804	2865
Service	341	236	1,193	661
Total	1,796	944	4,997	3,526

Gross margin	1,805	1,841	4,750	5,876

Operating expenses:

Selling, general and administrative	1,778	1,493	4,929	4,253
Research and product development	904	628	2,410	1,851
	2,682	2,121	7,339	6,104

Operating loss	(877)	(280)	(2,589)	(228)

Interest expense	(699)	(727)	(2,213)	(2,284)

Other income (expense):
Gain on sale of patents	--	--	3,891	--
Gain on restructuring of debt	--	--	--	4,062
Other ,net	11	161	117	265
	11	161	4,008	4,327

Income (loss) before income taxes	(1,565)	(846)	(794)	1,815

Income tax provision (benefit)	3	(6)	8	--

Net income (loss)	(1,568)	(840)	(802)	1,815

Dividends applicable to preferred stock	(440)	(440)	(1,320)	(1,320)

Net income (loss) applicable to common and Class B stock	$(2,008)	$(1,280)	$(2,122)	$495

Earnings (loss) per share:
Basic – common stock	$(0.49)	$(0.31)	$(0.51)	$0.14
Diluted – common stock	$(0.49)	$(0.31)	$(0.51)	$0.12
Basic – Class B stock	$(0.49)	$(0.31)	$(0.51)	$0.11
Diluted – Class B stock	$(0.49)	$(0.31)	$(0.51)	$0.11

Weighted average number of common and Class B shares outstanding:
Basic – common stock	3,487,473	3,474,373	3,481,592	3,472,899
Diluted – common stock	3,487,473	3,474,373	3,481,592	4,122,088
Basic – Class B stock	634,615	647,715	640,496	649,189
Diluted - Class B stock	634,615	647,715	640,496	649,189

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Index

General DataComm Industries, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(802)	$1,815
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	227	275
Stock compensation expense	177	209
Gain on restructuring of debt	--	(4,062)
Gain on sale of patents	(3,891)	--
Changes in:
Accounts receivable	(980)	1056
Inventories	(214)	(377)
Accounts payable	(304)	214
Accrued payroll and payroll-related costs	(12)	(108)
Accrued interest	1,095	1667
Other net current liabilities	(104)	86
Other net long-term assets	(20)	15

Net cash provided by (used in) operating activities	(4,828)	790

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(257)	(10)
Net proceeds from sale of patents	3,891	--
Net cash provided by (used in) investing activities	3,634	(10)

Cash flows from financing activities:
Proceeds from notes payable to related parties	375	270
Principal payments on notes payable to related parties	(395)	--
Proceeds from other notes payable	226	222
Principal payments on other notes payable	(156)	(152)
Principal payments on term obligation	-	(844)

Net cash provided by (used in) financing activities	50	(504)

Net increase (decrease) in cash and cash equivalents	(1,144)	276

Cash and cash equivalents, beginning of period	1,296	246

Cash and cash equivalents, end of period	$152	522

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (including payments to related parties of $458 in 2008)	$883	321
Income and franchise taxes	$6	6

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Index

GENERAL DATACOMM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. – Basis of Presentation and Liquidity

The accompanying unaudited interim financial statements of General DataComm Industries, Inc. (the “Company”) have been prepared on a going concern basis, in accordance with generally accepted accounting principles in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements.  In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of results which may be achieved for the entire fiscal year ending September 30, 2008.  The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2007 as filed with the Securities and Exchange Commission.

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

The Company incurred a net loss and used a significant amount of cash in its operating activities for the nine months ended June 30, 2008.  In addition, at June 30, 2008 the Company had a stockholders’ deficit of approximately $32.2 million, and a working capital deficit of approximately $30.6 million, including debentures in the principal amount of $19.5 million, together  with accrued interest thereon ($9.3 million), which mature on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders while senior secured debt is outstanding, in the absence of such payment restrictions the Company does not presently have the ability to repay the debentures.  As of June 30, 2008, senior secured debt consists of notes payable to related parties and a mortgage payable.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under the indenture governing the debentures.  Together with the other conditions described in this paragraph, such condition raises substantial doubt about the Company’s ability to continue as a going concern.

Management has responded to its liquidity and cash flow risks by replacing its senior debt in 2007 with mortgage debt on more favorable terms and by selling patents in February 2008 for $4,000,000 while retaining rights to use the patented technologies (See Note 7). In addition, management has implemented operational changes: reducing certain salaries, restructuring the sales force, increasing factory and office shutdown time, constraining expenses, and reducing and reallocating the employee workforce (See Note 11).   The Company also continues to pursue the sale or lease of its headquarters land and building in Naugatuck, CT.

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

Index

2. – Earnings (Loss) Per Share

Basic earnings per share is computed by allocating net income available to common stockholders and to Class B shareholders based on their contractual participation rights to share in such net income as if all the income for the year had been distributed.  Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock.  However, a net loss is allocated evenly to all shares.  The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period.  Diluted earnings per common share assumes the conversion of Class B stock into common stock.  Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period.  In computing diluted earnings per share, which only applies in the event there is net income, the average price of the Company’s common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants.  Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued.  The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three and nine months ended June 30, 2008 and 2007 (in thousands, except shares and per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(1,568)	$(840)	$(802)	$1,815
Dividends applicable to preferred stock	(440)	(440)	(1,320)	1,320
Net income (loss) applicable to common and Class B stock	$(2,008)	$(1,280)	$(2,122)	$495

Net income (loss) applicable to common stock-basic	$(1,695)	$(1079)	$(1,792)	$424
Net income (loss) applicable to Class B stock-basic and diluted	$(313)	$(201)	$(330)	$71

	Three Months Ended June 30,
	2008	2007	2008	2007
	Common Stock		Class B Stock
Numerator for basic earnings per share - net income (loss)	$(1,695)	$(1.079)	$(313)	$(201)
Reallocation of net income for potential dilutive common shares	--	--	--	--
Numerator for diluted earnings per share - net income	(1,695)	(1,079)	(313)	(201)

Denominator for basic earnings per share - weighted average outstanding shares	3,487,473	3,473,373	634,615	647,715
Effect of dilutive securities:
Class B stock	--	--	--	--
Denominator for diluted earnings per share	3,487,473	3,473,373	634,615	647,715

Basic earnings per share	$(0.49)	$(0.31)	$(0.49)	$(0.31)
Diluted earnings per share	$(0.49)	$(0.31)	$(0.49)	$(0.31)

	Nine Months Ended June 30,
	2008	2007	2008	2007
	Common Stock		Class B Stock
Numerator for basic earnings per share - net income (loss)	$(1,792)	$424	$(330)	$71
Reallocation of net income for potential dilutive common shares	--	71	--	--
Numerator for diluted earnings per share - net income (loss)	(1,792)	495	(330)	71

Denominator for basic earnings per share - weighted average outstanding shares	3,481,592	3,472,899	640,496	649,189
Effect of dilutive securities:
Class B stock		649,189		-
Denominator for diluted earnings per share	3,481,592	4,122,088	640,496	649,189

Basic earnings per share	$(0.51)	$0.14	$(0.51)	$0.11
Diluted earnings per share	$(0.51)	$0.12	$(0.51)	$0.11

Index

In the nine months ended June 30, 2008 and 2007, no effect has been given to certain outstanding options and warrants, convertible securities and contingently issuable shares in computing diluted income (loss) per share as their effect would be antidilutive.  Such share amounts which could potentially dilute basic earnings per share are as follows:

	No. of Shares
	Nine Months Ended June 30,
	2008	2007
Stock warrants	4,093,251	4,093,251
Stock options	3,461,631	2,636,167
Convertible preferred stock	143,223	143,223
Contingently issuable shares*	-	2,198,946
Total	7,698,105	9,071,587

*  Common stock contingently issuable to the Company’s senior secured lenders in the event of default or if certain payment terms were not met are excluded from the computation of earnings per share because the contingency defined in the loan agreement had not taken place.  Such contingency was cancelled when the senior loan to which that provision relates was paid off on July 30, 2007.

3.  Inventories

Inventories consist of (in thousands):

	June 30,	September 30,
	2008	2007
Raw materials	$315	$665
Work-in-process	1,216	1,020
Finished goods	1,449	1,081
	$2,980	$2,766

Inventories are stated at the lower of cost or market using a first-in, first-out method.  Reserves in the amount of  $3,009,000 and $2,883,000 were recorded at June 30, 2008 and September 30, 2007, respectively, for excess and obsolete inventories.

4.  Long-Term Debt

Long-term debt consists of (in thousands):

	June 30,	September 30,
	2008	2007

Notes Payable to Related Parties, net of debt discount of $19 at September 30, 2007 (none at June 30, 2008)	2,331	2,332
Other Note Payable	86	23
Debentures mature October 1, 2008	19,453	19,453
Real Estate Mortgage due July 31, 2009	4,500	4,500
	26,370	26,308
Less current portion	21,870	2,355
	$4,500	$23,953

Long-term debt has matured or will mature in amounts totaling $21,870,000 in the twelve months ending June 30, 2009, of which $19,453,000 in debentures mature October 1, 2008.  In the following twelve months, the real estate mortgage in the amount of $4,500,000 is due July 31, 2009.

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

In the quarters ended March 31, 2007 and December 31, 2007, Mr. Modlin made demand loans to the Company totaling $270,000 and $125,000, respectively, and which bore interest at the annual rate of 10%.  Such loans were paid off in the quarter ended March 31, 2008.  On April 30 and May 13, 2008, Mr. Modlin made demand loans to the Company in the amount of $175,000 and $75,000, respectively, to be used for working capital purposes.  Such loans bear interest at the annual rate of 10%.  See Note 11, “Subsequent Events” for reference to a loan made by Mr. Modlin to the Company after June 30, 2008.

Accrued interest on all such loans amounted to $53,113 and $389,748 at June 30, 2008 and September 30, 2007, respectively.  All loans made by Mr. Modlin and Mr. Segall are collateralized by all the assets of the Company.

Debentures

Debentures together with accrued interest mature on October 1, 2008.  The debentures were issued to unsecured creditors in 2003 as part of the Company’s plan of reorganization.  No principal or interest is payable on the debentures until the senior secured lenders’ claims are paid in full and no principal or interest has been paid through June 30, 2008.  Interest accrues at the annual rate of 10% and totaled $9,338,938 at June 30, 2008.  See Note 1 “Basis of Presentation and Liquidity.”

Real Estate Mortgage

The real estate mortgage entered into July 30, 2007 in the amount of $4,500,000 is secured by the Company’s premises in Naugatuck, CT.  The mortgage requires monthly payments of interest at the rate of 30-day LIBOR plus 6% (such interest rate was 8.38% at June 30, 2008).  No principal payments are required until the full amount of the mortgage matures on July 30, 2009.  The mortgage contains no financial performance covenants.

5.  Accounting for Stock-Based Compensation

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R) “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) using the modified prospective method.  Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments (including stock options) granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated  in accordance with the provisions of SFAS No. 123R.  Results for prior periods were not restated.  Compensation cost is recorded over the stock options’ vesting periods.  As a result of adopting SFAS No. 123R, compensation cost recognized in the quarter ended June 30, 2008 and 2007 was $54,000 and $60,000, respectively. Compensation cost recognized in the nine months ended June 30, 2008 and 2007 was $177,000 and $209,000, respectively.

Index

6.  Employee Incentive Plans

The Company has adopted a 2003 Stock and Bonus Plan (“2003 Plan”) reserving 459,268 shares of Class B stock and 459,268 shares of common stock and a 2005 Stock and Bonus Plan (“2005 Plan”) reserving 2,400,000 shares of common stock.  No shares of Class B stock are authorized under the 2005 Plan and no further shares of Class B are available under the 2003 Plan.  Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to, greater than or less than the market price on the date of grant.  While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% per year over a five-year period and expire within ten years. At June 30, 2008 there were 353,136 options available for future issuance under the plans.

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

A summary of stock options outstanding under the Company’s stock plans as of September 30, 2007 and changes during the nine months ended June 30, 2008 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2007	2,635,807	0.77
Options granted	864,021	0.27
Options exercised	--	--
Options cancelled or expired	(38,197)	6.56
Options outstanding, June 30, 2008	3,461,631	0.59	7.84	$0
Vested or expected to vest at June 30, 2008	3,100,716	0.54	7.76	0
Exercisable at June 30, 2008	1,117,654	1.12	7.02	0

As of June 30, 2008, there was $300,871 of total unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted-average period of 1.69 years.

The weighted-average grant-date fair value of options granted during the nine months ended June 30, 2008 was $0.23 per share, which was estimated using the Black Scholes model and the following weighted average assumptions:

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

8.  Gain on Restructuring of Debt

On January 17, 2007, pursuant to an amendment to the senior loan agreement, the Company and its senior lender agreed, among other matters, to the following changes:

(a)	to reduce and fix the outstanding amount of a term note obligation, including principal and interest, at $3,000,000 as of January 16, 2007;
(b)
to provide for certain affiliates of the senior lender to sell debentures  with a face value approximating $2,471,000 together with accrued interest of $824,694 to the Company for consideration of $1.00.

As a result of the debenture purchase and the adjustment to the term note obligation, the Company recorded a gain on restructuring of debt in the amount of $4,062,000 in the quarter ended March 31, 2007.

9.   Contingencies

Component Supply

On December 19, 2007, a sole supplier of a proprietary component critical to one of the Company’s products announced the discontinuation of the component and rejected previously accepted orders that had been placed for the component by the Company.  Thereafter, the Company filed a legal claim in Connecticut Superior Court against the supplier.  On July 7, 2008, a financial settlement was reached with the supplier, the financial impact of which is not expected to be significant.

The Company believes that it has a plan in place to allow for a transition to a new component without a disruption in customer deliveries.  However, the Company has incurred and expects to further incur increased product development costs by reason of such transition plans.   In the event that the Company is unable to transition to the new component in time to meet its customer requirements and/or is unable to generate the liquidity required to pay the increased costs,  such events could have a material adverse effect on the Company’s business, financial condition and results of operations.

Litigation

A former employee has filed a lawsuit in a French court claiming additional compensation owed relating to his dismissal, in the approximate amount of 560,000 Euros (or $900,000 U.S. dollars).  The Company believes that the claims are without merit and the Company’s French counsel has advised that the claims are unjustified and abusive.

10.  Recent Accounting Pronouncements

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “ Accounting for Income Taxes”.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  Prior to implementation of FIN 48, the Company had a liability for unrecognized foreign and state tax benefits amounting to $313,000 provided in its balance sheet all of which, if recognized, would affect the Company’s effective tax rate.  In adopting FIN 48, the liability for unrecognized tax benefits was reduced by $180,000 and accrued interest through September 30, 2007 and penalties aggregating  $30,000  related to unrecognized tax benefits were accrued resulting in a net reduction of  $150,000 to the accumulated deficit at October 1, 2007. The Company files a consolidated federal income tax return with its subsidiaries. In addition, the Company and/or its subsidiaries file in various states and foreign jurisdictions.  The Company is no longer subject to examinations by taxing authorities for fiscal years before September 30, 2004.  The Company classifies interest and penalties as selling, general and administrative expenses.  Interest and penalties recognized in the three and nine months ended June 30, 2008 amounted to $1,000 and $3,100, respectively, and accrued interest and penalties included in the balance sheet  at June 30, 2008 amounted to approximately $153,100.

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

11.  Subsequent Events

On July 9, 2008, Mr. Howard S. Modlin, Chairman of the Board and Chief Executive Officer, made an interest-free demand loan to the Company in the amount of $110,000 to be used for working capital purposes.  Such loan was repaid on July 17, 2008.

Effective August 11, 2008, the Company implemented employee compensation reductions, including a combination of salary reductions, shortened work week and job eliminations for an anticipated annual savings of approximately $1.2 million.

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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2008	2007	2008	2007

Product	$3,078	$2,172	$8,153	$7,626
Service	523	613	1,594	1,776
Total Revenues	$3,601	$2,785	$9,747	$9,402

Revenues for the three months ended June 30, 2008 increased $816,000, or 29.3%, to $3,601,000 from $2,785,000 reported for the three months ended June 30, 2007.  Product revenues increased $906,000, or 41.7%, while service revenues decreased by $90,000, or 14.7%.

The product sales increase in the quarter-to-quarter comparison was due to increased sales of high-end multi-service switches.  A major network expansion for an existing customer contributed $1,200,000 of the increase and alone represented 39% of the total product sales in the current quarter.  This was partially offset by reduced sales ($308,000) for a network transport system application to an integrator in Europe which had a large network rollout in the prior year.

Sales of the multi-service switch product line constituted 67% of product sales, while the network access product line, which stayed about level in the quarter, constituted 33% of product sales.

The decrease in service revenues in the quarter was due primarily to a specific foreign contract for a one-time project in the prior year that did not repeat itself in the current quarter.

Revenues for the nine months ended June 30, 2008 increased $345,000 or 3.6%, to $9,747,000 from $9,402,000 reported for the six months ended June 30, 2007.  Product revenues increased $527,000, or 6.9%, while service revenues decreased by $182,000, or 10.2%.

Sales of high-end multi-service switches increased approximately $600,000, primarily due to expansion of networks of existing customers.  Furthermore, the Company realized increased sales of $227,000 from its line of security software products.  These increases were offset by a reduction of approximately $500,000 resulting from continued net declines in sales of network access products to large telecommunications carriers and to integrators for specific projects.

In the nine months ended June 30, 2008, the multi-service switch product line constituted 58% of product sales while the network access and security product lines constituted 42% of product sales.  Furthermore, the largest two customers represented 36% of product revenue and the largest six customers represented 71% of product revenue, reflecting a high concentration of business in a limited number of customers.

Index

The decrease in service revenues was due primarily to a one-time project in the prior year that did not repeat, offset in part by support services sold along with security software products.

Foreign sales accounted for 31% and 44% of revenue for the nine months ended June 30, 2008 and 2007, respectively.

The Company anticipates that demand for its legacy network access products will continue to decline and due to the “Risk Factors” mentioned below, there can be no assurance that orders for new products and products with enhanced features will increase to offset this decline.  Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Margin

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2008	2007	2008	2007

Product	$1,623	$1,464	$4,349	$4,761
Service	182	377	401	1,115
Total Gross Margin	$1,805	$1,841	$4,750	$5,876
Percentage of Product Revenues	52.7%	67.4%	53.3%	62.4%
Percentage of Service Revenues	34.8%	61.5%	25.2%	62.8%
Percentage of Total Revenues	50.1%	66.1%	48.7%	62.5%

Gross margin, as a percentage of revenues in the three months ended June 30, 2008, was 50.1% as compared to 66.1% in the three months ended June 30, 2007, a decrease of 16.0%.

Product gross margin, as a percentage of product revenues, decreased 14.7%.  This decrease was due to a reduction of the favorable impact in the prior year of selling inventories previously written down (-21.2%).  Offsetting this reduction is the Company’s successful procurement of components at reduced prices (+4.7%) and other net items contributed 1.2%.

Service gross margin, as a percentage of revenues, declined 26.7%.  In the prior quarter ended December 31, 2007, the Company started a new business venture in Texas to target sub-contract service work from major telecommunication providers.  The cost of this venture, with limited revenue, reduced gross margin by 24.9%.  The balance of the reduction (-1.8%) resulted from compensation and other cost increases.

Gross margin, as a percentage of revenues in the nine months ended June 30, 2008, was 48.7% as compared to 62.5% in the nine months ended June 30, 2007, a decrease of 13.8%.

Product gross margin, as a percentage of product revenues, decreased 9.1%.  This decrease was due primarily to the favorable impact in the prior year of selling inventories previously written down (-6.1%) and low margin sales of security software products (-8.5%).   Offsetting these decreases was the successful procurement of components at reduced prices (+4.3%) and other net items contributing 1.8%.

Service gross margin, as a percentage of revenues declined 37.6%.  This decrease was due to the impact of start up costs for the Texas operation (-20.3%), to additional strategic investments made in the area of professional services (-9.9%), the results of the lower revenue (-7.6%) and other net increases (+.02%).

Index

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

Selling, General and Administrative

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2008	2007	2008	2007

Selling, general and administrative	$1,778	$1,493 5	$4,929	$4,253
Percentage of revenues	49.4%	53.6%	50.6%	45.2%

The Company’s selling, general and administrative expenses (“SG&A”) increased to $1,778,000, or 49.4% of revenues in the three months ended June 30, 2008 from $1,493,000, or 53.6% of revenues in the three months ended June 30, 2007.  The increase in spending in the quarter of $285,000, or 19.1% was a result of higher compensation costs of $129,000 due to new hires in the sales force and salary increases, increased legal costs which were primarily responsible for a $114,000 increase in professional fees, and result from an increased level of litigation and higher travel costs of $55,000 mostly involving European business.  Other items were a net decrease of $13,000.

For the nine months ended June 30, 2008, SG&A expenses increased to $4,929,000, or 50.6% of revenues from $4,253,000, or 45.2% of revenues in the nine months ended June 30, 2007.  The increase in spending in the nine months of $676,000, or 15.9%, was due primarily to higher compensation costs of $524,000 and increased legal costs of $221,000, offset by a gain of $108,000 resulting from the favorable resolution of a property tax liability and other net reductions of $24,000.

Research and Product Development

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2008	2007	2008	2007

Research and product development	$904	$628	$2,410	$1,851
Percentage of revenues	25.1%	22.5%	24.7%	19.7%

Research and product development (“R&D”) expenses increased to $904,000, or 25.1% of revenues in the three months ended June 30, 2008, as compared to $628,000, or 22.5% of revenues, in the three months ended June 30, 2007.  The increase of $276,000, or 43.9%, was due to additions to the staff and salary adjustments which resulted in an increase in engineering compensation costs of $215,000, an increase in the use of contract engineers of $65,000 and other net decreases of $4,000.  Both the additions to staff and the contract engineers were required to accelerate the completion of critical and strategic product development programs.

R & D expenses increased to $2,410,000, or 24.7% of revenues, in the nine months ended June 30, 2008, as compared to $1,851,000, or 19.7% of revenues, in the nine months ended June 30, 2007.  The increase of $559,000, or 30.2%, was due to an increase in engineering compensation costs of $459,000 and an increase in the use of contract engineers of $105,000, offset by other net decreases of $5,000.

Interest Expense

Interest expense decreased to $699,000 in the three months ended June 30, 2008 from $727,000 in the three months ended June 30, 2007.  Interest expense decreased to $2,213,000 in the nine months ended June 30, 2008 from $2,284,000 in the nine months ended June 30, 2007.  The lower interest charges resulted primarily from a reduction in debt levels due to a repurchase of debentures in 2007 and lower variable interest rates in 2008.

Index

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2008 and 2007 totaled $11,000 and $161,000, respectively.  The 2008 quarterly amount includes $19,000 received from a tradename license, $20,000 in realized foreign exchange losses and $12,000 in other net income items.  The 2007 quarterly amount includes $101,000 resulting from settlement of a Canadian sales tax audit, $21,000 from a settlement with a component supplier, $12,000 from a tradename license, and $27,000 of other net items.

Other income (expense) for the nine months ended June 30, 2008 and 2007 totaled $4,008,000 and $4,327,000, respectively.  The 2008 amount includes $3,891,000 from the gain on the sale of patents, $45,000 received from a tradename license and $100,000 from a negotiated professional fee reduction, offset by $28,000 in other net losses.  The 2007 amount includes $4,062,000 from restructuring of debt, $101,000 resulting from settlement of a Canadian sales tax audit, $62,000 received from a tradename license, $46,000 in sales of components no longer used, $21,000 from a settlement with a component supplier and $35,000 of other net items.

Provision for Income Taxes

Income tax provisions for each of the three and nine months ended June 30, 2008 and 2007 reflect current state tax provisions only.  No federal income tax provisions were provided in the three and nine months ended June 30, 2008 and 2007 due to the valuation allowance provided against deferred tax assets and to the utilization of net operating loss carryforwards in 2007.  The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years and the operating losses in fiscal 2008.  The Company has federal tax credit and net operating loss carryforwards of approximately $11.9 million and $214.3 million, respectively, as of September 30, 2007.

Liquidity and Capital Resources

	June 30,	September 30,
(in thousands)	2008	2007

Cash and cash equivalents	$152	$1,296
Working capital (deficit)	(30,649)	(2,798)
Total assets	10,138	10,136
Long-term debt, including current portion	26,368	26,308
Total liabilities	42,333	41,868

	Nine Months Ended June 30,
	2008	2007

Net cash provided by (used in):
Operating activities	$(4,828)	$790
Investing activities	3,634	(10)
Financing activities	50	(504)

Note:  Significant risk factors exist due to the Company’s limited financial resources and its present inability to repay its debentures which mature on October 1, 2008.   See “Risk Factors” below for further discussion.

Cash Flows

Net cash used in operating activities totaled $4,828,000 in the nine months ended June 30, 2008.  The net loss in the period was $802,000.  Included in this net loss were a net gain of $3,891,000 related to the sale of patents and non-cash expenses for depreciation and amortization of $227,000 and stock compensation expense of $177,000.  A net increase of accrued interest resulted from additional interest charges of $1,978,000 reduced by interest payments to related parties of $458,000, and to others of $425,000.  An increase in accounts receivable due to a large collection that occurred at the end of the fiscal year and did not repeat itself resulted in a use of cash of $980,000.  Other net uses of cash included a reduction in accounts payable and accrued expenses of $255,000 due to payments made to professionals, suppliers and others, annual cash payments of pre-petition tax claims of $178,000, property tax payments of $189,000 and favorable resolution of a property tax liability of $108,000.  Other sources of cash totaled $76,000.

Index

Net cash provided by operating activities totaled $790,000 in the nine months ended June 30, 2007.  The net income in the period was $1,815,000.  Included in this net income were a non-cash gain of $4,062,000 resulting from an amendment of the Company’s senior loan agreement, and non-cash expenses for depreciation and amortization of $275,000 and stock compensation expense of $209,000.  A decrease in accounts receivable due to customer collections being higher than new sales levels resulted in a source of cash of $1,056,000.  Inventories were higher and resulted in a use of cash of $377,000 as the Company was preparing to ship a large international order.   Unpaid interest which accrued on the Company’s debt increased $1,667,000 as a source of cash.  The Company received the proceeds of a prior year legal settlement ($213,000), a final settlement of claims in a subsidiary liquidation ($137,000) and a final settlement of a Canadian sales tax audit ($101,000).  The Company paid the third of six installments of prior year tax claims in the amount of $223,000.  All other changes net to a use of funds of $21,000.

Net cash provided by investing activities in the nine months ended June 30, 2008 was $3,634,000 and net cash used by investing activities was $10,000 in 2007.  The 2008 nine month period included net proceeds from the sale of patents of $3,891,000.

Net cash provided by financing activities in the nine months ended June 30, 2008 was $50,000.  Proceeds from notes payable of $226,000 and proceeds of notes payable to related parties of $375,000 were offset by payments on notes to related parties of $395,000 and payments of notes payable of $156,000.

Cash used in financing activities in the nine months ended June 30, 2007 of $504,000 is comprised of payments on notes payable of $152,000 and on secured debt of $844,000, offset in part by proceeds from notes payable to related parties of $270,000 and proceeds from notes payable of $222,000.

Liquidity

The Company incurred a net loss and used a significant amount of cash in its operating activities for the nine months ended June 30, 2008. The Company has no current ability to borrow additional funds.  It must, therefore, fund operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and others.  As discussed in the “Risk Factors” section that follows, at June 30, 2008 the Company has outstanding $19.5 million of debentures and accrued interest thereon of $9.3 million which mature on October 1, 2008.

The liquidity risks described above, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has responded to its liquidity and cash flow risks in 2007 by replacing its senior debt with mortgage debt on more favorable terms.  Such mortgage financing requires payments of interest (only) and contains no financial covenants.  In addition, management has implemented operational changes:  reducing certain salaries, restructuring the sales force, increasing factory and office shutdown time, constraining expenses, and reducing and reallocating the employee workforce.  The Company also continues to pursue the sale or lease of its headquarters land and building in Naugatuck, CT.  Furthermore, on February 5, 2008 the Company completed the sale of certain patents for proceeds of $4,000,000 and received a royalty-free license to continue to use the patented technologies in its products.

Index

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

Impairment of Long-Lived Assets.  The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 144.  The Company's long-lived assets consist of real estate, property and equipment.  At both June 30, 2008 and September 30, 2007, real estate represented the only significant remaining long-lived asset that has not been fully written down for impairment.

Index

Recent Accounting Pronouncements

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “ Accounting for Income Taxes”.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  Prior to implementation of FIN 48, the Company had a liability for unrecognized foreign and state tax benefits amounting to $313,000 provided in its balance sheet, all of which, if recognized, would affect the Company’s effective tax rate.  .  In adopting FIN 48, the liability for unrecognized tax benefits was reduced by $180,000 and interest and penalties as of September 30, 2007 aggregating  $30,000  related to unrecognized tax benefits were accrued, resulting in a net reduction of  $150,000 to the accumulated deficit at October 1, 2007. The Company files a consolidated federal income tax return with its subsidiaries. In addition, the Company and/or its subsidiaries file in various states and foreign jurisdictions.  The Company is no longer subject to examinations by taxing authorities for fiscal years before September 30, 2004.  The Company classifies interest and penalties as selling, general and administrative expenses.  Interest and penalties recognized in the three and nine months ended June 30, 2008 amounted to approximately $1,000 and $3,100, respectively, and accrued interest and penalties included in the balance sheet at June 30, 2008 amounted to approximately $153,100.

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

     Potential Default on Debentures.  At June 30, 2008, the Company has outstanding debentures in the principal amount of $19.5 million, together with accrued interest thereon of $9.3 million, which mature on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders while senior secured debt, including debt owed to Mr. Modlin and Mr. Segall (Chairman and Chief Executive Officer, and Director, respectively), is outstanding, in the absence of such payment restrictions the Company does not presently have the ability to repay the debentures.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under the indenture governing the debentures. Together with the other conditions described in the Liquidity section above, such condition raises substantial doubt about the Company’s ability to continue as a going concern.

Index

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

Index

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

In December 2007, a sole supplier of a proprietary component critical to one of the Company’s products announced the discontinuation of the component and rejected previously accepted orders that had been placed for the component by the Company.  The Company believes that it has a plan in place to allow for a transition to a new component without a disruption in customer deliveries.  However, the Company has incurred and expects to further incur increased product development costs by reason of such transition plans.   In the event that the Company is unable to transition to the new  component in time to meet its customer requirements and/or is unable to generate the liquidity required to pay the increased costs, such events could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Index

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

Index

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

Index

     Risks Associated with Entry into International Markets.  The Company has limited experience in international markets with the exception of a few direct customers and resellers/integrators and sales into Western Europe through its France subsidiary, which was acquired by the Company on June 30, 2005.  The Company intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources.  Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulty in supporting foreign customers, greater difficulty in accounts receivable collection and potentially adverse tax consequences.  To the extent any Company sales are denominated in foreign currency, the Company’s sales and results of operations may also be directly affected by fluctuation in foreign currency exchange rates.  In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries.  A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States, could delay or preclude the Company’s marketing and sales efforts in such countries, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Index

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

PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000.  Such dividend arrearages total $14,075,928 as of June 30, 2008.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DATACOMM INDUSTRIES INC.

August 14, 2008	/s/ William G. Henry
William G. Henry
Vice President, Finance and Administration
Chief Financial Officer