Form 10-K
period 2008-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 2009-01-13
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File number 1-8086

GENERAL DATACOMM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0853856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6 Rubber Avenue, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (203)-729-0271
__________________________

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes           ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes           ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2008):$536,691.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 15, 2008:
3,487,473 Shares of Common Stock
634,615 Shares of Class B Stock

DOCUMENTS INCORPORATED BY REFERENCE: None

GENERAL DATACOMM INDUSTRIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

PART I		Page #s

Item 1.	Business	4
Item 1A.	Risk Factors	9
Item 2.	Properties	16
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 8.	Financial Statements and Supplementary Data	26
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	46
Item 9A(T).	Controls and Procedures	46
Item 9B.	Other Information	47

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	47
Item 11.	Executive Compensation	49
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
Item 13.	Certain Relationships and Related Transactions, and Director Independence	55
Item 14.	Principal Accountant Fees and Services	56

PART IV

Item 15.	Exhibits, Financial Statement Schedules	57

SIGNATURES		59

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: No annual report or proxy material has been sent to security holders.

Subsidiaries of the Registrant
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of CEO and CFO

PART I
ITEM 1.	BUSINESS

General DataComm Industries, Inc. was incorporated in 1969 under the laws of the State of Delaware. Unless the context otherwise requires, the terms “General DataComm”, “Company” and “GDC” as used here and in the following pages mean General DataComm Industries, Inc. and its subsidiaries.  In addition, in the following business discussion “TDM” refers to Time Division Multiplexing technology, “ATM” refers to Asynchronous Transfer Mode cell switching technology, “LAN” refers to Local Area Network, “WAN” refers to Wide Area Network, “IP” refers to Internet Protocol technology, “MPLS” refers to Multi-Protocol Label Switching, “Ethernet” refers to a LAN transmission standard and “SNMP” refers to Simple Network Management Protocol.

Reference is made to Note 1 to the Notes to Consolidated Financial Statements presented in Item 8 of this Form 10-K, and to “Risk Factors” presented below.

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

The Company’s products and services are marketed worldwide through a combination of direct sales and distribution channels. The Company sells its products, services and solutions through its own sales organizations to common carriers (telephone and cable companies), as well as corporations and governments, system integrators, local distributors, and value-added resellers. International sales represented approximately 30% of the total Company revenues in fiscal 2008 as compared to 49% in fiscal 2007.

The Company’s user base includes: local exchange carriers, including AT&T, Bell Canada, Qwest and Verizon; inter-exchange carriers; corporate end users; and government entities including NATO,  NASA, U.S. Department of Defense and other U.S. Government Departments, the FAA, the U.K. Ministry of Defense and the Italian Ministry of Defense. Multinational distributors and integrators deliver General DataComm products to markets in Asia, Europe and Latin America.

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

GDC continues to shift its priorities in the overall access and multiservice switching markets. These priorities are governed by the accelerated growth of Internet-based services, packet-based (IP) voice and data services and Ethernet, all of which require increased attention to network management, performance, quality and network security.  In addition, GDC has developed a Multiprotocol Label Switching (MPLS) platform that evolves its multiservice switch family into packet based services including Metro Ethernet Forum compliant services as well as TDM, IP, ATM, and Frame Relay services.

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

Product Suites

Multiservice Switches - Xedge6000
GDC’s flagship Xedge6000 multiservice platform now supports packet based MPLS and Ethernet transmission as well as ATM based multiservices.  GDC has introduced its Packet Cell Switch (PCx) that enables multiservices (native Frame Relay, TDM, Ethernet, ATM, and IP) over MPLS, ATM, or Ethernet trunk interfaces.  The technology allows service providers and private network operators to offer converged solutions while reducing capital and operational expenditures.  The PCx plugs into any of GDC’s flagship Xedge6000 family of multiservice switches including the new Xedge6002 two slot shelf.  GDC’s network manager, ProSphere, facilitates the provisioning and monitoring of the converged service network.

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

Sales and Marketing
Effectively employing networking technology has become a key factor in developing a successful business. Communications networks have emerged as valuable assets that generate revenue and provide competitive advantage. General DataComm over the past 39 years has helped many of the world’s largest enterprises harness the power of networking. Electronic channels of commerce have been established, and reliable public and private communication links are essential to any organization’s survival. GDC’s full range of products and services can support this growing network challenge.  The Company’s products are sold worldwide via a dedicated domestic sales force and through a domestic and international distributor network, augmented by original equipment manufacturers (OEM’s), value-added resellers, system integrators and alternate service providers.

GDC’s customer base includes: local exchange carriers, including, AT&T, Qwest, Verizon and Bell Canada; inter-exchange carriers; corporate end users; and government entities including state, local and foreign governments. The Company’s top five customers accounted for 54% of revenue in fiscal 2008.

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

GDC’s expenditures for research and development activities amounted to $3,232,000 and $2,515,000 for fiscal 2008 and 2007, respectively.

Manufacturing
GDC’s manufacturing operations consist of materials planning and procurement, final assembly, product assurance testing, quality control, and packaging and shipping. GDC currently uses several independent manufacturers to provide certain printed circuit boards, chassis and subassemblies. The Company believes that the efficiency of its manufacturing process to date is largely due to product architecture and commitment to manufacturing process design.  GDC has spent significant engineering resources producing customized software to assure consistent high product quality. Products are tested after the assembly process using internally developed product assurance testing procedures.

The Company’s products use certain components, such as microprocessors, memory chips and pre-formed enclosures that are acquired or available from one or a limited number of sources. The Company has generally been able to procure adequate supplies of these components in a timely manner from existing sources.  While most components are standard items, certain application-specific integrated circuit chips used in many of the Company’s products are customized to the Company’s specifications. None of the suppliers of components operate under contract. Additionally, availability of some standard components may be affected by market shortages and allocations. The Company’s inability to obtain a sufficient quantity of components when required or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially affect the Company’s operating results in any given period. In addition, the Company relies heavily on outsourcing subcontractors for production.  The inability of such subcontractors to deliver products in a timely fashion or in accordance with the Company’s quality standards could materially affect the Company’s operating results and business.

Backlog
The Company’s order backlog, while one of several useful financial statistics, is however, a limited indicator of the Company’s future revenues. Because of normally short delivery requirements, the Company’s sales in each quarter primarily depend upon orders received and shipped in that same quarter.

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

Competition
The telecommunications and networking industry is intensely competitive. Each competitor offers its own solutions and all are formidable. Many of the Company’s current and prospective competitors including ADC, Cisco, Adtran, Network Equipment Technologies and Alcatel/Lucent, have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources.  There can be no assurance that the Company will be able to maintain or grow its market share of multi-service switches, network access and other products.

Patents and Related Rights
The Company presently owns one domestic patent, has a non-exclusive, royalty-free license to 35 domestic patents and has no additional applications pending. The Company believes that certain features relating to its equipment for which it has obtained patent rights are important to its business, but does not believe that its success is dependent upon its ability to obtain and defend such patents. Because of the extensive patent coverage in the communications industry and the rapid issuance of new patents, certain equipment of the Company may involve infringement of existing patents not known to the Company.  See the “Risk Factors” section below and the caption titled “Limited Protection of Intellectual Property” included therein.

Employees
At November 30, 2008, the Company employed 71 persons, of whom 15 were research and development positions, 14 were manufacturing positions, 21 were sales and marketing positions, 9 were service support positions and 12 were general management and support positions, including information technology, accounting, human resources, facilities maintenance and other miscellaneous functions. No Company employees are covered by collective bargaining agreements. The Company has never experienced a work stoppage. Many employees are highly skilled, and the Company’s success depends in part upon its ability to attract and retain such employees. Due to the Company’s limited financial resources, the Company’s employee benefit programs are likely not to be equivalent to those offered by our competitors. While to date management does not believe this to have resulted in significant difficulties in hiring and retaining skilled personnel, this may not be the case in the future.

ITEM 1A.	RISK FACTORS

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

The Financial Statements are Unaudited.  As discussed in Item 8 which follows, the financial statements included in this Form 10-K have not yet been audited.  While the Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the fair presentation of financial statements in accordance with generally accepted accounting principles, because of its inherent limitations such internal control may not prevent or detect misstatements that may arise in an audit by an independent accounting firm.

GDC’s Negative Operating History Since Emerging from Bankruptcy. The Company emerged from Bankruptcy on September 15, 2003. Accordingly, an investor in the Company’s common stock must evaluate the risks, uncertainties, and difficulties frequently encountered by a company emerging from Chapter 11 and that operates in rapidly evolving markets such as the telecommunications equipment industry.

Due to the Company’s limited and negative operating history, and poor performance since emergence, the Company may not successfully implement any of its strategies or successfully address these risks and uncertainties. As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Non-payment of Debentures.   The Company has outstanding debentures in the principal amount of approximately $19.5 million which, together with accrued interest thereon matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders and that no event of default may be declared under the indenture  while the senior secured debt, including debt owed to Mr. Modlin and Mr. Segall (Chairman and Chief Executive Officer, and Director, respectively),  is outstanding, in the absence of such restrictions the Company does not presently have the ability to repay the debentures.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under the indenture governing the debentures.  Together with the other conditions described in the Liquidity section which follows, such condition raises substantial doubt about the Company’s ability to continue as a going concern.

Dependence on Legacy and Recently Introduced Products and New Product Development. The Company’s future results of operations are dependent on market acceptance of existing and future applications for the Company’s current products and new products in development. Sales of  the Company’s legacy products, primarily digital service unit and V.34 lines, declined to approximately 26% of product sales in fiscal 2008 from  30% in fiscal 2007. The Company anticipates that net sales from legacy products will continue to decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

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

Customer Concentration.  The Company’s customers include local exchange carriers, inter-exchange carriers, wireless service providers, and resellers who sell to these customers. Such service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services.  The ability of service providers to fund such expenditures often depends on their ability to budget or obtain sufficient capital resources.  In the past, resources made available for such capital acquisitions have varied along with market conditions in the United States.  If the Company’s current or potential service provider customers cannot successfully raise the necessary funds, or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs may be adversely impacted which could materially adversely affect the Company’s business, financial condition and results of operations.

A small number of customers have historically accounted for a majority of the Company’s sales (see Item 1. Business – Sales and Marketing). Sales to the Company’s top five customers accounted for 54%  and 67% of revenues in fiscal 2008 and 2007.  There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. GDC expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2008 and beyond. The loss of one or more of our service provider customers, such as occurred in the past through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results.  A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

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

In December 2007, a sole supplier of a proprietary component critical to one of the Company’s products announced the discontinuation of the component and rejected previously accepted orders that had been placed for the component by the Company.  The Company implemented a plan to allow for a transition to a new component without a disruption in customer deliveries and is substantially along in this process.  However, the Company has incurred and expects to further incur increased product development costs by reason of such transition plans.  In the event that the Company is unable to transition to the new component in time to meet its customer requirements and/or is unable to generate the liquidity required to pay the increased costs, such events could have a material adverse effect on the company’s business, financial condition and results of operations.

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

Limited Protection of Intellectual Property. The Company relies upon a combination of patent, trade secret, copyright, and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued and has licensed certain U.S., Canadian and other foreign patents with respect to certain products, including licenses granted under patents sold in 2008. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company’s patents and/or patent licenses or that a court having jurisdiction over a dispute involving such patents would hold the Company’s patents and/or licenses valid, enforceable and infringed. The Company also typically enters into confidentiality and invention assignment agreements with its employees and independent contractors, and non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company’s technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company’s business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company’s products are or may be developed, manufactured or sold may not protect the Company’s products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company’s technology and products more likely.

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

The Company is Controlled by a Small Number of Stockholders and Certain Creditors.  In particular, Mr. Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 73% of the Company’s outstanding shares of Class B stock  and has stock options and warrants that would upon exercise allow him to own approximately 58% of the Company’s common stock, although all such options and warrants have exercise prices which are substantially over the market price of the common stock on December 30, 2008.  Furthermore, Mr. Modlin is also trustee for the benefit of the children of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 12% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors.  The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which may be designated by the debenture trustee.  The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full.  In the event of a payment default under the debentures which is not cured within 60 days after written notice, the debenture trustee shall be entitled to select a majority of the Board of Directors.  Accordingly, in the absence of a payment default under the debentures, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock and the debenture trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company.  This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s common stock, thereby making it less likely that a stockholder will receive a premium in any sale of shares. To date, the holders of the 9% Preferred Stock have not designated any directors.

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

A former employee has filed a lawsuit in a French court claiming additional compensation owed relating to his dismissal, in the approximate amount of 560,000 Euros (or approximately $760,000 U.S. dollars as of December 31, 2008).  The Company believes that the claims are without merit and the Company’s French counsel has advised that the claims are unjustified.

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

The Company’s common stock is quoted on The Pink Sheets under the symbol “GNRD”.  The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated:

Fiscal 2008	High	Low

First Quarter	$.25 $.27	$.12
Second Quarter	.16	.12
Third Quarter	.18	.14
Fourth Quarter	.16	.10

Fiscal 2007	High	Low

First Quarter	$.19	$.09
Second Quarter	.16	.09
Third Quarter	.27	.13
Fourth Quarter	.30	.25

As of November 30, 2008, the Company had approximately 471 common stockholders of record.  The closing sales price of the Company’s common stock on December 30, 2008 was $0.03 per share.

No shares of common stock or Class B stock were sold by the Company for cash during the two year period ending September 30, 2008.

Reference is made to Note 3 in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for description of warrants issued that were associated with loans from related parties, and to Note 9 for description of awards, grants and options issued pursuant to the Company’s stock and bonus plans.  All such warrants and stock options are at exercise prices substantially over the market price of the common stock at December 30, 2008.

No equity securities were repurchased by the Company during its fiscal years ended September 30, 2008 and 2007.

Dividend Policy

The Company has never paid cash dividends.  GDC cannot declare or pay any dividends on its common stock in the foreseeable future due to provisions governing the 9% Preferred Stock which prohibit the payment of such dividends until all arrearages are paid in full.  In any event, the Company presently intends to retain all earnings, if any, to invest in operations.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS.  WITHOUT LIMITING THE FOREGOING, THE WORDS “BELIEVES”, “ANTICIPATES”, “PLANS”, “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING,  BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE HEADING  “RISK FACTORS” IN ITEM 1A TO THIS FORM 10-K.  UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS OR REASONS WHY ACTUAL RESULTS MAY DIFFER.

General

The Company is conducting operations from its owned facility in Naugatuck, Connecticut and as of November 30, 2008 has 71 employees.

All references to “Notes” in the following discussion of “Results of Operations” and “Liquidity and Capital Resources” are to the “Notes to Consolidated Financial Statements” included in Item 8 in this Form 10-K.

Results of Operations – Fiscal Year Ended September 30, 2008 (unaudited)

The Company’s revenues were $11.2 million in fiscal 2008, compared to $14.1 million in fiscal 2007. The Company is operating on internally generated cash flows supplemented with loans from related parties.  There is no commitment from any related parties to provide loans in the future.  Furthermore, on July 30, 2007, GDC Naugatuck, Inc., a subsidiary of General DataComm Industries, Inc., obtained mortgage financing in the amount of $4,500,000 which was used to refinance and replace senior secured debt.  Such mortgage financing requires payments of interest (only) until it matures on July 31, 2010, as amended, and contains no financial covenants (see Note 3).

The Company has over the recent years demonstrated the ability to introduce new products and services, maintain customer relationships and introduce manufacturing cost efficiencies.  However, the ability of the Company to generate sufficient operating cash flow is dependent on achieving satisfactory revenue levels, customer collections, new product and product feature development, the ability to operate with minimal investment in capital equipment and software and other significant risks.  Reference is made to Item 1A, “Risk Factors” and the “Liquidity” section below in this Form 10-K for further discussion of these items.

A significant portion of the Company’s product revenues in recent years were derived from the sale of network access and wide area network equipment which include legacy products, primarily analog and digital data sets.  Approximately 26% of product  revenues in fiscal 2008 were provided by such legacy products.  The Company anticipates that sales of legacy products will decline over the next several years while sales of new products will increase over the same period with significant fluctuations possible and without assurance that sales of new products will increase over the same period.

Approximately 38% and 53% of sales of products in fiscal 2008 and 2007, respectively, were made through integrators, distributors and resellers.  Such parties are normally responsible for warehousing products and fulfilling product orders as well as identifying potential service providers and other customers.  The balance of the product sales were made through direct sales to service providers and enterprise customers.

The Company’s results from operations have fluctuated significantly from period-to-period in the past and this is expected to continue in the future.  As a result, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

Revenues

	Year Ended September 30,
(in thousands)	2008	2007

Product	$9,041	$11,596
Service	2,147	2,544
Total Revenues	$11,188	$14,140

Revenues for the fiscal year ended September 30, 2008 decreased $2,952,000, to $11,188,000 from $14,140,000 reported for the fiscal year ended September 30, 2007.  Product revenues decreased $2,555,000, while service revenues decreased $397,000 from the prior year.  As discussed below, in fiscal 2007 one international customer had a significant positive impact on revenues generated by the Company’s newer multi-service switches.  However, while business with this customer continued  in fiscal 2008, it did not attain  the same high level as in fiscal 2007.

 In fiscal 2007 the Company was awarded a contract to supply its high end multi-service switches and related services for a network transport system application in Central Asia.  Shipments under this contract accounted for approximately 36% of product revenues in fiscal 2007and resulted in $4.0 million of incremental revenues.  Sales to this same customer in fiscal 2008 were lower by $2.5 million and were the primary reason for the decline in product revenues in fiscal 2008.    In addition, the Company continued to experience a drop in legacy access products which had historically been sold to large telecommunications carriers, due to such carriers’ migration to different technologies, offset by higher demand for high-end multi-service switches.

Service revenues declined due to the cancellation of a maintenance support contract in Europe for $450,000 where the customer transitioned equipment, offset in part by revenue of $178,000 generated from new sub-contract work from a major telephone company.   Additional net decreases in project and support contracts amounted to $125,000.

A decline in demand for the Company’s products began in fiscal 2001 due to economic and industry-wide factors affecting the telecommunications industry, including financial constraints affecting customers and over-capacity in customers’ markets.  Furthermore, since that time orders for the Company’s products from telecommunications carriers have continued to decline and the customer base has migrated to a higher percentage of commercial and government agency end-users.  The general economic downturn in 2008 has resulted in significant uncertainty about future revenue levels.   Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

The Company’s business is characterized by a concentration of sales to a limited number of key customers.  Sales to the Company’s top five customers accounted for 54% and 67% of revenues in fiscal 2008 and 2007, respectively.  The Company’s customers who accounted for 10% or more of revenues in fiscal 2008 were:  Thales Communications who is a large integrator in France (15%) and the City of Los Angeles (14%).  The Company’s customer who accounted for 10% or more of revenue in fiscal 2007 was Thales Communications (30%).

The Company sells its products and services in the United States and Canada primarily through a direct sales force and through a variety of resellers, integrators, and distributors.  Sales to resellers, distributors and integrators accounted for approximately 38% and 53% of product sales in fiscal 2008 and 2007, respectively. The balance of the sales of products and services were made through direct sales to service providers and enterprise customers.  Foreign revenues were 30% and 49% of total revenue in the fiscal years ended September 30, 2008 and 2007, respectively.

Gross Margin

	Year Ended September 30,
(in thousands)	2008	2007

Product	$4,523	$7,163
Service	644	1,418
Total Gross Margin	5,167	8,581
Percentage of Product Revenues	50.0%	61.8%
Percentage of Service Revenues	30.0%	55.7%
Percentage of Total Revenues	46.2%	60.7%

Gross margin, as a percentage of revenues, in the fiscal year ended September 30, 2008 was 46.2% as compared to 60.7% in the fiscal year ended September 30, 2007, a decrease of 14.5%.

Product gross margin, as a percentage of product revenues, decreased 11.8%.   The decrease was due to the greater favorable impact in the prior year of selling inventories previously written down (-7.7%), low margin sales of security software products in fiscal 2008 (-5.1%) and manufacturing inefficiencies resulting from lower volumes (-2.9%).  Offsetting these decreases was the successful procurement of components at reduced prices (+2.9%) and other net items contributing 1.0%.

Service gross margin, as a percentage of service revenues, declined 25.7%.   The decline in service revenue, as described above, contributed a reduction of 13.4% in gross margin percent.  Higher costs, associated with employee and contractor costs to support new subcontract work from a major telephone company and other net staffing changes, contributed to an additional reduction of 12.3% in gross margin percent.

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

Selling, General and Administrative

	Year Ended September 30,
(in thousands)	2008	2007

Selling, general and administrative	$6,253	$5,388
Percentage of revenues	55.9%	38.1%

The Company’s selling, general and administrative expenses increased to $6,253,000, or 55.9% of revenues in the fiscal year ended September 30, 2008 from $5,388,000, or 38.1% of revenues in the fiscal year ended September 30, 2007.  The increase in spending in the year of $865,000, or 16.0%, was due to higher compensation costs of $528,000  resulting from new hires in the sales and marketing force and from salary increases that were initiated earlier in the fiscal year and later reduced.  The Company also incurred increased legal fees for litigation work that was primarily responsible for a $346,000 increase overall in professional fees.  Other increases of $99,000 resulted primarily from increases in inflation in general operating expenses due to higher energy costs and higher European travel costs.  These increases were offset by a $108,000 gain resulting from the favorable resolution of a property tax liability.

Research and Product Development

	Year Ended September 30,
(in thousands)	2008	2007

Research and product development	$3,232	$2,515
Percentage of revenues	28.9%	17.8%

Research and product development expenses increased to $3,232,000, or 28.9% of revenue in the fiscal year ended September 30, 2008 as compared to $2,515,000, or 17.8% of revenue in the fiscal year ended September 30, 2007.  The increase in spending in the year of $717,000, or 28.5% was due to additions to the staff and salary adjustments which resulted in an increase in engineering compensation costs of $549,000, an increase in the use of contract engineers of $203,000 and other net decreases of $35,000.  Both the additions to staff and the contract engineers were required to accelerate the completion of critical and strategic product development programs.

Interest Expense

Interest expense decreased to $2,904,000 in the fiscal year ended September 30, 2008 from $3,038,000 in the fiscal year ended September 30, 2007.  The lower interest charges of $134,000 resulted from a reduction in debt levels due to a repurchase of debentures in fiscal 2007 and lower variable interest rates in fiscal 2008.

Other Income (Expense)

Other income (expense) for the fiscal year ended September 30, 2008 and 2007 totaled $4,018,000 and $5,881,000, respectively.  The 2008 amount includes $3,891,000 from the gain on the sale of patents, $64,000 received from a tradename license and $100,000 from a negotiated professional fee reduction, offset by $37,000 in other net expenses.  The 2007 amount includes $4,062,000 from restructuring of debt, $1,500,000 from refinancing of debt , $101,000 resulting from settlement of a Canadian sales tax audit, $21,000 from a settlement with a component supplier, $83,000 received from a tradename license, $35,000 in sales of components no longer used and $79,000 of other net items of income.

Provision for Income Taxes

The income tax benefit for the fiscal year ended September 30, 2008 in the amount of $176,000 reflects current state tax provisions of $7,000 offset by a reduction of $176,000 of possible liabilities deemed no longer required due to the expiration of time.  The income tax provision for the fiscal year ended September 30, 2007 reflects a benefit of $67,000 primarily due to possible foreign tax liabilities deemed no longer required due to expiration of time in which to make claims and to a lower level of potential foreign claims, partially offset by a current state tax provision of $6,000.

No federal income tax provisions or other tax benefits were provided in fiscal 2008 and 2007 due to the valuation allowance provided against deferred tax assets.  The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carry forwards from prior years and the net loss incurred in fiscal 2008.  The Company has federal tax credit and net operating loss carry forwards of approximately $11.9 million and $217.7 million, respectively, at September 30, 2008.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America, the instructions to Form 10-K and Regulation S-X.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates.  The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgments.  See Note 2 in Notes to Consolidated Financial Statements in Item 8 in this Form 10-K for a summary of the Company’s significant accounting policies.

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

Impairment of Long-Lived Assets.  The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 144.  The Company's long-lived assets consist of real estate, equipment and other personal property.  At September 30, 2008, real estate represented the most significant long-lived asset that has not been fully depreciated or written down for impairment.

Recent Accounting Pronouncements

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

Liquidity and Capital Resources

	September 30,

(in thousands)	2008	2007

Cash and cash equivalents	$136	$1,296
Working capital (deficit)	(32,992)	(2,798)
Total assets	8,422	10,136
Long-term debt, including current portion	26,472	26,308
Total liabilities	42,774	41,868

	Year Ended September 30,
	2008	2007
Net cash provided (used) by:
Operating activities	$(4,939)	$108
Investing activities	3,625	(24)
Financing activities	154	966

Note:  Significant risk factors exist due to the Company’s limited financial resources and its present inability to repay its debentures and related interest, which matured on October 1, 2008.   See Item 1A, “Risk Factors” for further discussion.

Fiscal 2008

Net cash used in operating activities totaled $4,939,000 in the fiscal year ended September 30, 2008.
The net loss in the period was $3,035,000.  Included in this net loss were a net gain of $3,891,000 related to the sale of patents and non-cash expenses for depreciation and amortization of $309,000 and stock compensation expense of $230,000.   Unpaid interest which accrued on the Company’s debt increased $1,644,000 as a result of additional interest charges of $2,920,000 reduced by interest payments to related parties of $458,000 and to others of $818,000.  A decrease in accounts receivable due to customer collection levels being higher than new sales levels resulted in a source of cash of $718,000.  Inventories were higher and resulted in a use of cash of $407,000 as the Company prepared to ship anticipated orders with short delivery times.  Other net uses of cash included a reduction in accounts payable and accrued expenses of $295,000 due to payments of installments of prior year tax claims in the amount of $178,000 and net reductions in amounts owed to suppliers and others.  Other sources of cash totaled $212,000.

Net cash provided by investing activities of $3,625,000 in the year ended September 30, 2008 is comprised of net proceeds from the sale of patents of $3,891,000, offset in part by $266,000 used for the acquisition of equipment.

Net cash provided by financing activities of $154,000 in the year ended September 30, 2008 is comprised of proceeds from notes payable to related parties of $550,000 and from other notes payable of $226,000, offset in part by payments on notes payable to related parties of $395,000 and on other notes payable of $227,000.

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

Liquidity

The Company incurred a net loss and used a significant amount of cash in its operating activities for the twelve months ended September 30, 2008.  The Company has no current ability to borrow additional funds.  It must, therefore, fund operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and others.  As discussed in the “Risk Factors” section that follows, the Company has outstanding $19.5 million of debentures and accrued interest thereon of $9.8 million which matured on October 1, 2008.  The liquidity risks described above raise substantial doubt about the Company’s ability to continue as a going concern.

Management has responded to its liquidity and cash flow risks in 2008 by selling its patents for proceeds of $4,000,000 while retaining rights to use the patented technologies.  In 2007 senior debt was replaced with mortgage debt on more favorable terms.   In addition, management has implemented operational changes:  reducing certain salaries, restructuring the sales force, increasing factory and office shutdown time, constraining expenses and reducing the employee workforce.  The Company also continues to pursue the sale or lease of its headquarters land and building in Naugatuck, CT.

The Company’s contractual cash obligations including interest, as of September 30, 2008, are as follows:

	PAYMENTS DUE BY PERIOD
	(in thousands)
	Total	Fiscal 2009	Fiscal 2010

Real Estate Mortgage	$5,504	$548	$4,956
Related Parties	2,873	2,873	-
Priority Tax Claims	542	542	-
Debentures	29,282	29,282	-
Note Payable	22	22	-
Operating Leases	69	54	15

Total Contractual Cash Obligations	$38,292	$33,321	$4,971

The real estate mortgage, related party debt and debentures are subject to acceleration in the event of a payment default by the Company that is not cured.  The related party debt repayment has been deferred indefinitely per agreement with the parties.  There can be no assurance that the Company will be able to avoid a payment default in the future.  Furthermore, the Company has not paid priority tax claims in the amount of $214,000 that were due September 15, 2008.

The real estate mortgage, entered into July 30, 2007, provides for monthly payments of interest only and the principal amount is payable in full on July 31, 2010, as amended.

Debenture  interest accrues at the rate of 10% and the outstanding balance of principal and interest matured on October 1, 2008.  For discussion of a potential default on debentures, see “Risk Factors” in Section 1A of this Form 10-K.

See Notes 3 and 14  in the Notes to Consolidated Financial Statements included in Item 8 in this Form 10-K for additional information on certain contractual cash obligations.

The Company has no off balance sheet arrangements.

ITEM 7A.	QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that impacts the Company’s financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates.

Historically the Company has had little or no exposure to market risk in the area of changes in foreign currency except to the extent the Company invoices customers in foreign currencies and is, therefore, subject to foreign currency exchange rate risk on any individual invoice while it remains unpaid, a period that normally is less than 90 days.  At September 30, 2008 such accounts receivable were not significant.

The interest rate on the Company’s $4.5 million real estate mortgage is based upon the London Interbank Borrowing Rate which may result in a different rate of interest being charged than if such interest was based on the U.S. bank prime lending rate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of the Company for fiscal 2008 which follow have not yet been audited. The Company has limited financial resources and had been negotiating audit fees with its audit firm. The negotiations delayed the start of the fiscal 2008 audit and on January 5, 2009 the audit firm terminated its audit relationship with the Company. The Company filed a Form 8-K to disclose this matter. The predecessor audit firm had not commenced its audit of the Company’s 2008 year-end financial statements, but had completed its reviews of the Company’s condensed financial statements included in Form 10-Q for each of the first three quarters of fiscal 2008. The Company is in the process of appointing new auditors. The predecessor audit firm’s report on the Company’s fiscal 2007 financial statements is expected to be reissued in connection with the completion of the audit of the Company’s fiscal 2008 financial statements

PAGE

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND 2007	27

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2008 and 2007	28

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007	29

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007	30

General DataComm Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(In thousands except shares)
September 30,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	136	$1,296
Accounts receivable, less allowance for doubtful receivables of $228 in 2008 and $250 in 2007	993	1,711
Inventories	3,173	2,766
Other current assets	482	676
Total current assets	4,784	6,449
Property, plant and equipment, net	3,638	3,687
Total Assets	8,422	$10,136

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt (including $2,505 owed to related parties in 2008and $2,351 in 2007)	21,972	$2,355
Accounts payable	2,580	2,810
Accrued payroll and payroll-related costs	552	565
Accrued interest	10,015	466
Other current liabilities	2,657	3,051
Total current liabilities	37,776	9,247
Long term debt, less current portion	4,500	23,953
Accrued interest	-	7,946
Other liabilities	498	722
Total Liabilities	42,774	41,868

Commitments and contingencies (Notes 14 and 15)

Stockholders’ deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized; 781,996shares issued and outstanding; $34.1 million liquidation preference at September 30, 2008	782	782
Class B stock, par value $.01 per share, 5,000,000 shares authorized;634,615 issued and outstanding in 2008 and 647,715 in 2007	6	6
Common stock, par value $.01 per share, 25,000,000 shares authorized; issued and outstanding: 3,487,473 in 2008 and 3,474,373 in 2007	35	35
Capital in excess of par value	199,251	199,021
Accumulated deficit	(234,486)	(231,601)
Accumulated other comprehensive income	60	25
Total Stockholders’ Deficit	(34,352)	(31,732)
Total Liabilities and Stockholders’ Deficit	$8,422	$10,136

The accompanying notes are an integral part of these consolidated financial statements.

General DataComm Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(In thousands except share data)
Year ended September 30,	2008	2007

Revenues:
Product	$9,041	$11,596
Service	2,147	2,544
Total	11,188	14,140

Cost of revenues
Product	4,518	4,433
Service	1,503	1,126
Total	6,021	5,559

Gross margin	5,167	8,581

Operating expenses:
Selling, general and administrative	6,253	5,388
Research and product development	3,232	2,515
	9,485	7,903
Operating income (loss)	(4,318)	678

Interest expense	(2,904)	(3,038)
Other income, net	4,018	5,881

Income (loss) before income taxes	(3,204)	3,521
Income tax benefit	(169)	(61)

Net income (loss)	(3,035)	3,582
Dividends applicable to preferred stock	(1,760)	(1,760)
Net income (loss) applicable to common and Class B stock	$(4,795)	$1,822

Earnings (loss) per share:
Basic-common stock	$(1.16)	$0.45
Basic – Class B stock	$(1.16)	$0.40
Diluted –common stock	$(1.16)	$0.44
Diluted – Class B stock	$(1.16)	$0.40

Weighted average number of common and Class B shares outstanding:
Basic – common stock	3,483,071	3,473,271
Basic – Class B stock	639,017	648,817
Diluted – common stock	3,483,071	4,122,088
Diluted – Class B stock	639,017	648,817

The accompanying notes are an integral part of these consolidated financial statements.

General DataComm Industries Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited)
(in Thousands, Except Share Data)

	Comprehensive Income	9% Preferred Stock		Class B Stock		Common Stock		Capital In Excess	Accumulated	Accumulated Other Comprehensive	Total Stock- holders
	(Loss)	Shares	Amount	Shares	Amount	Shares	Amount	of Par	Deficit	Income*	Deficit
Balance September 30, 2006		781,996	$782	653,947	$7	3,468,141	$35	$198,751	$(235,183)	$10	$(35,598)
Comprehensive income
Net Income	$3,582								3,582		3,582
Foreign currency translation adjustments	15									15	15
Comprehensive income	$3,597
Conversion of Class B stock to common stock				(6,232)	(1)	6,232		1
Stock compensation expense								269			269
Balance September 30, 2007		781,996	782	647,715	6	3,474,373	35	199,021	(231,601)	25	(31,732)
Adoption of FIN 48									150		150
Comprehensive income (loss)
Net loss	$(3,035)								(3,035)		(3,035)
Foreign currency translation adjustments	35									35	35
Comprehensive (loss)	$(3,000)
Conversion of Class B stock to common stock				(13,100)	-	13,100	-
Stock compensation expense								230			230
Balance September 30, 2008		781,996	$782	634,615	$6	3,487,473	$35	$199,251	$(234,486)	$60	$(34,352)

“Accumulated Other Comprehensive Income” is comprised solely of foreign currency translation adjustments; there is no income tax expense or benefit associated with such adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

General DataComm Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)
Year ended September 30,	2008	2007

Cash flows from operating activities:
Net income (loss)	$(3,035)	$3,582
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	309	346
Stock compensation expense	230	269
Gain on sale of patents	(3,891)	-
Gain on restructuring of debt	-	(4,062)
Gain on forgiveness of debt	-	(1,500)
Reduction in liability for income taxes	(176)	(67)
Changes in:
Accounts receivable	718	775
Inventories	(407)	(212)
Accounts payable	(230)	127
Accrued payroll and payroll-related costs	(13)	(31)
Accrued interest	1,644	2,179
Other net current liabilities	168	(1,062)
Other net long-term assets	(256)	(236)
Net cash provided (used) by operating activities	(4,939)	108

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(266)	(24)
Net proceeds from sale of patents	3,891	-
Net cash provided (used) by investing activities	3,625	(24)

Cash flows from financing activities:
Proceeds from notes payable to related parties	550	270
Principal payments on notes payable to related parties	(395)	-
Proceeds from other notes payable	226	222
Principal payments on other notes payable	(227)	(199)
Principal payments on senior loan obligations	-	(3,827)
Proceeds from real estate mortgage	-	4,500

Net cash provided by financing activities	154	966

Net increase (decrease) in cash and cash equivalents	(1,160)	1,050

Cash and cash equivalents, beginning of year	1,296	246

Cash and cash equivalents, end of year	$136	$1,296

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$980	$394
Income and franchise taxes	$6	$6

The accompanying notes are an integral part of these consolidated financial statements.

General DataComm Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation and Liquidity

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

The Company incurred a net loss and used a significant amount of cash in its operating activities for the year ended September 30, 2008.  The Company has no current ability to borrow additional funds.  It must, therefore, fund operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and others.    In addition, at September 30, 2008 the Company had a stockholders’  deficit of  $34.3 million and a working capital deficit of  $33.0 million, including debentures in the principal amount of  $19.5 million, together with accrued interest thereon ($9.8 million), which matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while senior secured debt is outstanding, in the absence of such restrictions the Company does not have the ability to repay the debentures.  As of September 30, 2008, senior secured debt consists of notes payable to related parties and a mortgage payable.  A failure to pay the debentures when they become due and payable as described above could result in an event of default being declared under the indenture governing the debentures.

The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern.  To continue operations,  management has responded in 2008 by selling its patents for proceeds of $4,000,000 while retaining rights to use the patented technologies.  In addition, management has implemented operational changes, including reducing certain salaries, restructuring the sales force, increasing factory and office shutdown time, constraining expenses and reducing the employee workforce.  The Company also continues to pursue the sale or lease of its headquarters’ land and building in Naugatuck, CT.  In 2007 senior debt was replaced with mortgage debt on more favorable terms.

While the Company is aggressively pursuing opportunities and corrective actions, there can be no assurance that the Company will be successful in its efforts to generate sufficient cash from operations or asset sales, obtain additional funding sources or resolve the repayment of the debentures.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

2.   Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company is a provider of networking and telecommunications products, services and solutions to domestic and international customers.  The Company is focused on providing multi-service provisioning solutions using multi-service access and switching products.  The Company designs, assembles, markets, installs and maintains products that enable telecommunications common carriers, corporations and governments to build, improve and more cost effectively manage their global telecommunications networks.   For further description of the business, refer to Item 1 “Business” in Part I of this Form 10-K.

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

Revenue Recognition

The Company recognizes a sale when the product is shipped or thereafter and the following four criteria are met:  (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.  A reserve for future product returns is established at the time of the sale based on historical return rates and return policies including stock rotation for sales to distributors that stock the Company’s products.

Service revenue is recognized either when the service is performed or, in the case of maintenance contracts, on a straight-line basis over the term of the contract.

Promotion and Advertising Costs

Promotion and advertising costs, which include internal staff costs, are charged to selling, general and administrative expense in the period in which they are incurred. Promotion and advertising costs amounted to $65,000 and $292,000 in fiscal years 2008 and 2007, respectively.

Research and Product Development

Research and product development is expensed in the period incurred.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which requires the use of the asset and liability method of accounting for deferred income taxes (see Note 6).

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  Prior to implementation of FIN 48, the Company had a liability for unrecognized foreign and state tax benefits amounting to $313,000 provided in its balance sheet, all of which, if recognized, would affect the Company’s effective tax rate.  In adopting FIN 48, the liability for unrecognized tax benefits was reduced by $180,000 and interest and penalties as of September 30, 2007 aggregating $30,000 related to unrecognized tax benefits were accrued, resulting in a net reduction of $150,000 to the accumulated deficit at October 1, 2007.  The Company files a consolidated federal income tax return with its subsidiaries.  In addition, the Company and/or its subsidiaries file in various states and foreign jurisdictions.  The Company is no longer subject to examination by taxing authorities for fiscal years before September 30, 2004 and therefore reduced its liability by $136,000.  The Company classifies interest and penalties as selling, general and administrative expenses.  Interest and penalties recognized in the fiscal year ended September 30, 2008 amounted to a reduction of approximately $132,000 and accrued interest and penalties included in the balance sheet at September 30, 2008 amounted to approximately $17,800 .

The provision for income taxes includes federal, foreign, state and local income taxes currently payable, benefits associated with favorable resolution of tax claims and deferred taxes resulting from temporary differences between the financial statement and tax bases of assets and liabilities.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash instruments and accounts receivable.  The Company places its cash investments with high-quality U.S. financial institutions.  Approximately $425,000, or 43%, of accounts receivable at September 30, 2008 ($808,000, or 41%, at September 30, 2007) were concentrated in telephone companies or distributors to such companies primarily in North America and $389,000, or 39%, ($884,000, or 45%, at September 30, 2007) were concentrated in large integrators to government agencies in North America and Europe.   Two integrators each represented 20% and 10% of accounts receivable at September 30, 2008 and two integrators each represented 15% and 14% of accounts receivable at September 30, 2007.  These receivables are not collateralized due to the Company’s assessment of limited risk and favorable history of payments from such customers.

Post-Retirement and Post-Employment Benefits

The Company does not offer post-retirement and post-employment benefits to its current employees other than federally required programs which are fully funded by such employees.

The Company does provide health and long-term care benefits to five former long-term executives of the Company who retired in November 2001.  The Company recorded the liability for such benefits based on actuary-provided life expectancies, known fixed annual costs and estimated variable costs and adjusts the liability based on actual experience.  The liability for such expenses was $562,000 and $571,000 at September 30, 2008 and 2007, respectively.

Accounting for Stock-Based Compensation

At September 30, 2008, the Company has stock-based employee compensation plans in effect, which are described more fully in Note 9.

Effective October 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (R), “Accounting for Stock-Based Compensation” (“SFAS 123R”) using the modified prospective transition method.  Under that transition method, compensation cost recognized in fiscal 2008 and 2007 includes:  (a) compensation cost for all share-based payments (including stock options) granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS  123R.  Results for prior periods have not been restated.  Compensation cost is recorded over the stock options’ vesting periods.  As a result of adopting SFAS 123R, compensation cost recognized in the years ended September 30, 2008 and 2007 was $230,000 and $269,000, respectively.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) which establishes standards for reporting comprehensive income and its components in a Company’s financial statements.  The Company reported foreign currency translation gain as other comprehensive income as defined in SFAS 130 in the fiscal years ended September 30, 2008 and 2007.

Accumulated Other Comprehensive Income” is comprised solely of foreign currency translation adjustments.  There is no income tax expense or benefit associated with such adjustments.

Operating Segments

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), which utilizes a “management” approach to segment reporting. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  For the years ended September 30, 2008 and 2007, the Company operated in one reportable segment.   SFAS 131 also requires enterprise-wide disclosures about products and services, geographic areas, and major customers (see Note 8).

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

3.  Long-Term Debt

Long-term debt consists of (in thousands):

September 30,	2008	2007

Notes Payable to Related Parties, net of debt discount of $19 in 2007 (none in 2008)	$2,505	$2,332
Other Note Payable	14	23
Debentures maturing October 1, 2008	19,453	19,453
Real Estate Mortgage due July 31, 2010	4,500	4,500
	26,472	26,308
Less current portion	21,972	2,355
	$4,500	$23,953

The Company believes that the values of the other note payable and real estate mortgage approximate their respective fair values due to the recent placement of such debt. Also, notes payable to related parties in the amounts of $2.5 million and $2.3 million at September 30, 2008 and 2007, respectively, are considered to approximate fair value.  However, the estimated fair value of debentures, with a face value totaling $19.5 million is considered to be substantially lower than carrying value due to the debentures being subordinated to both the real estate and related party debt.  However, due to the extremely limited market (if any) for the debentures, the Company is unable to determine the current fair value.

Long-term debt matures in amounts totaling $21,972,000 in fiscal 2009, and $4,500,000 in fiscal 2010.  Debentures in the amount of $19,453,000 mature October 1, 2008, but are restricted from being paid until the senior debt is paid (see discussion below).

Notes Payable to Related Parties and Warrants

 On December 9, 2005 Mr. Howard S. Modlin, Chairman of the Board and Chief Executive Officer, and Mr. John Segall, a Director, restructured existing loans and entered into new senior secured loans with the Company in the principal amount of  $1,198,418 and $632,527, respectively.  Interest accrues at the rate of 10% per annum.  In connection with the transactions, Mr. Modlin and Mr. Segall each received seven year warrants expiring December 8, 2012 to purchase common stock at $0.575 per share covering 2,084,204 shares and 1,100,047 shares, respectively.

On February 17, 2006, the Company borrowed $250,000 from Mr. Modlin in the form of a demand note which bore interest at the rate of 10% per annum.  On April 20, 2006, the Corporation entered into an amendment of its loan arrangement with Mr. Modlin whereby the $250,000 demand loan made by Mr. Modlin on February 17, 2006 was amended and restated into a term note, 50% of which was payable February 17, 2007 and 50% of which was payable February 17, 2008 (such payments were deferred until July 30, 2009 in agreement with Mr. Modlin).  Mr. Modlin received a seven year warrant expiring April 19, 2013 to purchase 909,000 shares of common stock at $0.275 per share.  The warrant was valued at $69,000 based upon an appraisal by an outside consultant and was recorded as debt discount and was amortized as additional interest expense over the term of the debt.

In the quarter ended March 31, 2007, Mr. Modlin made demand loans to the Company totaling $270,000 and $125,000, respectively, and which bore interest at the annual rate of 10%.  Such loans were paid off in the quarter ended March 31, 2008.  On April 30, May 13, July 9 and September 18, 2008, Mr. Modlin made demand loans to the Company in the amounts of $175,000, $75,000, $110,000 and $175,000 respectively.  Such loans bear interest at the annual rate of 10%.  The loan made on July 9, 2008 was repaid on July 17, 2008.  (See Note 16, “Subsequent Events” for reference to a loan and receivable purchases made by Mr. Modlin to the Company after September 30, 2008.

Accrued interest on all such loans amounted to $111,866 and $389,748 at September 30, 2008 and 2007, respectively.  All loans made by Mr. Modlin and Mr. Segall are collateralized by all the assets of the Company.

Debentures

Debentures together with accrued interest matured on October 1, 2008.  The debentures were issued to unsecured creditors in 2003 as part of the Company’s plan of reorganization.  No principal or interest is payable on the debentures until the senior lenders’ claims are paid in full and no principal or interest  has been paid  as of September 30, 2008.  Interest accrues at the annual rate of 10% and totaled $9,829,000 at September 30, 2008.  See Note 1 “Basis of Presentation and Liquidity”.

Real Estate Mortgage

The real estate mortgage entered into July 30, 2007 in the amount of $4,500,000 is secured by the Company’s premises in Naugatuck, CT.  The mortgage required monthly payments of interest at the rate of 30-day LIBOR plus 6% (such interest was 8.49% at September 30, 2008).  No principal payments are required until the full amount of the mortgage matures.  Such date was extended from July 30, 2009 to July 30, 2010 as part of an amendment to the mortgage dated December 8, 2008.  The mortgage contains no financial covenants. (See Note 16, “Subsequent Events” for further discussion of the mortgage amendment, including higher interest rate effective January 1, 2009.)

4.  Inventories

Inventories consist of (in thousands):

September 30,	2008	2007

Raw materials	160	$665
Work-in-process	1,286	1,020
Finished goods	1,727	1,081
	$3,173	$2,766

Inventories are stated at the lower of cost or market using the first-in-first out method.  Reserves in the amount of  $3,033,000 and $2,883,000 were recorded at September 30, 2008 and 2007, respectively, for excess and obsolete inventories.

5.  Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

September 30,	2008	2007	Estimated Useful Life
Land	$1,000	$1,000	—
Buildings and improvements	7,115	7,115	10 to 30 years
Test equipment, fixtures and field spares	3,595	3,595	3 to 10 years
Other equipment	4,625	4,349	2 to 10 years
	16,335	16,059
Less: accumulated depreciation	12,697	12,372
	$3,638	$3,687

Depreciation expense amounted to $328,000 and $308,000 in fiscal 2008 and 2007, respectively.

The Company’s property in Naugatuck, Connecticut, which is the location of the Company’s operations, has a net book value of $3,399,000 and $3,579,000 at September 30, 2008 and 2007, respectively.  Although the Company has been actively trying to sell the building since 2001, due to its inability to do so, such building is not reflected as an asset held for sale in the accompanying balance sheets.  In addition such property is collateral for the indebtedness under the Company’s mortgage note, which has a first lien, as well as notes payable to related parties collateralized by a subordinate mortgage and subordinated rights of debentures to any remaining proceeds.

6.  Income Taxes

Income (loss) before income taxes in the years ended September 30, 2008 and 2007 consists primarily of domestic income (loss) generated in the United States.  The income tax benefits in fiscal 2008 and 2007 reflect a benefit of $176,000 and $1,352,000 respectively, primarily due to expiration of time in which to make claims by the taxing authorities, offset in part by current state tax provisions of $7,000 for fiscal 2008 and $6,000 for fiscal 2007.

The following reconciles the U.S. statutory income tax rate to the Company’s effective rate:

Year ended September 30,	2008	2007

Federal statutory rate	(34.0)%	34.0%
Reduction of accruals for prior years’ taxes	(5.5)	(1.8)
Change in valuation allowance	34.0	(34.0)
State income tax effects	.2	0.1
Effective income tax rate	(5.3)%	(1.7)%

For regular income tax reporting purposes at September 30, 2008, domestic federal tax credit and net operating loss carryforwards amounted to approximately $11.9 million and $217.6 million, respectively.  Domestic federal tax credit and net operating loss carryforwards expire in various amounts between fiscal 2008 and 2026. Domestic state loss carryforwards of approximately $48.9 million expire in various amounts between fiscal 2009 and 2028, but most expire by 2023.  Utilization of the net operating loss carryforwards may be subject to limitation due to the changes in ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.  The Company’s subsidiary in France has approximately $191,000 in net operating loss carryforwards.

The tax effects of the significant temporary differences and carryforwards comprising the deferred tax assets and liabilities at September 30, 2008 and 2007 were as follows (in thousands):

	2008	2007
Deferred Tax Assets
Bad debt reserve	$90	$100
Inventory reserve	7,315	7,388
Other accruals	490	568
Loss carryforward	77,893	77,168
Tax credits	11,872	11,991
	97,660	97,215
Valuation allowance	(97,660)	(97,215)
Net deferred tax assets	0	0

The deferred tax asset related to the inventory reserve includes inventory written off for book purposes which is not yet deductible for tax reporting purposes.

Statement of Financial Accounting Standard No. 109, “Accounting For Income Taxes,” requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company believes that uncertainty exists with respect to the future realization of deferred tax assets and, as a result, carries a valuation allowance for such items. The valuation allowances, disclosed in the deferred tax summary above, increased by $445 in fiscal 2008 and decreased by $1,243,000 in fiscal 2007.

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  See Note 2 for further discussion.

7.  Capital Stock

Common Stock and Class B Stock

In addition to regular common stock, the Company’s capital structure includes Class B stock which, under certain circumstances, has greater voting power in the election of directors.  However, common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock.  The Company has never declared or paid cash dividends on its common stock.  So long as there are arrearages in payment of dividends on the Company’s 9% Preferred Stock, the Company is prohibited from paying cash dividends on its common stock and Class B stock.  Class B stock has limited transferability and is convertible into common stock at any time on a share-for-share basis.  There were 634,615 and 647,715 shares of Class B stock outstanding at September 30, 2008 and 2007, respectively.

9% Preferred Stock

At September 30, 2008 and 2007, there were 781,996 shares of the Company’s 9% Cumulative Convertible Exchangeable Preferred Stock (“9% Preferred Stock”) outstanding.  The 9% Preferred Stock accrues dividends at a rate of 9% per annum, cumulative from the date of issuance and payable quarterly in arrears. Dividends were paid through June 30, 2000; dividends in arrears, which are not accrued for financial reporting purposes since they have not been declared by the Company, amounted to $14,515,801 at September 30, 2008 ($18.56 per share) and are included in the liquidation value disclosed in the accompanying fiscal 2008 balance sheet.  Such arrearages entitle the holders of the 9% Preferred Stock to elect two directors until all arrearages are paid, but no such designation has been made or requested.  The 9% Preferred Stock can be converted into common stock at $136.50 per share, or the equivalent of .18315 shares of common stock for each share of 9% Preferred Stock.

8. Segment and Geographical Information

For the years ended September 30, 2008 and 2007, the Company operated in one reportable segment.

Consolidated revenue and long-lived asset information by geographic area is as follows (in thousands):

	Revenue		Long-Lived Assets
Year ended September 30,	2008	2007	2008	2007

United States	$7,805	$7,175	3,623	$3,616
Foreign	3,383	6,965	15	71
Total	$11,188	$14,140	3,638	$3,687

Foreign revenue is determined based on the country in which the revenue originated (where the customer placing the order is domiciled).

Customers accounting for more than 10% of the Company’s revenues in fiscal, 2008 were Thales Communications (France) at 15% and City of Los Angeles at 14% and in fiscal 2007 such customer was Thales Communications at 30%.

9.  Employee Incentive Plans

Stock Awards, Grants and Options
The Company has adopted a 2003 Stock and Bonus Plan (“2003 Plan”) reserving 459,268 shares of Class B stock and 459,268 shares of common stock and a 2005 Stock and Bonus Plan (“2005 Plan”) reserving 2,400,000 shares of common stock.  No shares of Class B stock are authorized under the 2005 Plan.  Officers and key employees may be granted non-incentive stock options at an exercise price equal to, greater than or less than the market price on the date of grant.  While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% per year over a five-year period and expire within ten years. At September 30, 2008 there were 0443,596 options available for future issuance under the plans.

On October 10, 2006, the Stock Option Committee of the Board of Directors granted stock options pursuant to the Company’s 2005 Plan to purchase 363,400 shares of Common Stock at the quoted market price of $.18 per share, including grants of 30,000 shares to each of Lee M. Paschall, Aletta Richards and John L. Segall, Directors, William G. Henry, Vice President, Finance and Administration and Principal Financial Officer and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 213,400 of such options to all of its employees other than its officers and directors.  The committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a stock option under the 2005 Plan to purchase 551,121 shares at $.20 a share.  All such options vest in increments of 20% a year over a five year period and expire ten years after grant.

On October 11, 2007, the Stock Option Committee of the Board of Directors granted stock options pursuant to the Company’s 2005 Plan to purchase 312,900 shares of common stock at the quoted market price of $.25 per share, including grants of 30,000 shares to Aletta Richards and John L. Segall, Directors, William G. Henry, Vice President, Finance and Administration and Principal Financial Officer and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 192,900 of such options to all of its employees other than its officers and directors.  The committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a stock option with terms similar to the options granted under the 2005 Plan to purchase 551,121 shares at $.275 a share.  All such options vest in increments of 20% per year over a five year period and expire ten years after grant.

A summary of stock options outstanding under the Company’s stock plans as of September 30, 2008 and changes during the twelve months ended September 30, 2007 and 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2006	1,782,226	$1.26
Options granted	914,521	0.19
Options exercised	-	-
Options cancelled or expired	(60,940)	6.68
Options outstanding, September 30, 2007	2,635,807	0.77	8.10	$0
Options granted	864,021	0.27
Options exercised	-	-
Options cancelled or expired	(129,157)	2.24
Options outstanding, September 30, 2008	3,370,671	0.59	7.58	0
Vested or expected to vest at September 30, 2008	2,834,738	0.51	7.49	0
Exercisable at September 30, 2008	1,090,814	1.13	6.76	0

As of September 30, 2008, there was $241,394 of total unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted-average period of 1.61 years.

The weighted-average grant-date fair value of options granted during the twelve months ended September 30, 2008 was $0.23 per share, which was estimated using the Black Scholes model and the following weighted average assumptions:

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

The deferred profit sharing portion of the plan provides that the Company may make contributions to the plan out of profits at the discretion of the Company.  There were no such contributions in the two fiscal years ended September 30, 2008.

10.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by allocating net income (loss) available to common stockholders to common and Class B shares based on their contractual participation rights to share in such net income as if all the income for the year had been distributed.  Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock.  The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period.  Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period.  In computing diluted earnings per share, the average price of the Company’s common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants.  Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued.  The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the years ended September 30, 2008 and 2007 (in thousands, except shares and per share data):

	Year Ended September 30,
	2008	2007
Net income (loss)	$(3,035)	$3,582
Dividends applicable to preferred stock	(1,760)	(1,760)
Net income (loss) applicable to common and Class B stock	$(4,795)	1,822
Net income (loss) applicable to common stock – basic	$(4,052)	$1,560
Net income (loss) applicable to Class B stock – basic	$(743)	$262

	Year Ended September 30,
	2008	2007	2008	2007
	Common Stock		Class B Stock
Numerator for basic earnings per share - net income (loss)	(4,052)	1,560	(743)	262
Reallocation of net income for potential dilutive common shares	-	262	-	-
Numerator for diluted earnings per share - net income (loss)	(4,052)	1,822	(74 3)	262

Denominator for basic earnings per share - weighted average outstanding shares	3,483,071	3,473,271	639,017	648,817
Effect of dilutive securities:
Class B stock		648,817	-	-
Denominator for diluted earnings per share	3,483,071	4,122,088	639,017	648,817

Basic earnings (loss) per share	$(1.16)	$0.45	$(1.16)	$0.40
Diluted earnings (loss) per share	$(1.16)	$0.44	$(1.16)	$0.40

In fiscal 2008 and 2007, no effect has been given to certain outstanding options and warrants, convertible securities and contingently issuable shares in computing diluted income (loss) per common share as their effect would be antidilutive.  Such share amounts which could potentially dilute basic earnings per share are as follows:

	No. of Shares
	2008	2007
Stock warrants	4,093,251	4,093,251
Stock options	3,370,671	2,635,807
Convertible preferred stock	143,223	143,223
Total	7,607,145	8,174,785

11.  Related Party Transactions

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman Celler Spett & Modlin, P.C. (“WCSM”) to whom the Company was indebted for legal services of $2,179,000 for work performed prior to the Company’s bankruptcy filing in November 2001 and in settlement for which the Company issued subordinated debentures.  The bankruptcy court also approved $294,000 for work performed by WCSM while the Company operated in bankruptcy.  Furthermore, the Company was indebted to Mr. Modlin for fees for Company director meetings for which he received subordinated debentures in the total amount of $16,400.  Thereafter, WCSM agreed to work on a specific litigation matter on a contingency basis.  WCSM has outstanding amounts owed totaling $1,183,000 for work performed for the Company between September 15, 2003 and September 30, 2008.

See Note 3 regarding loans made to the Company by Messrs. Howard Modlin and John L. Segall, and Note 16 regarding a loan and receivable purchases made by Mr. Modlin after September 30, 2008.

12.  Other Current Liabilities and Other Long-Term Liabilities

Other current liabilities are comprised of the following (in thousands):
September 30,	2008	2007

Liabilities for foreign tax obligations	$96	$433
Accrued professional fees (unbilled)	566	461
Accrued post retirement benefits	106	70
Accrued property taxes	254	241
Deferred income	642	527
Priority tax claims (short-term portion)	463	428
Other	530	891
	$2,657	$3,051

Other long-term liabilities at September 2008 and 2007 in the amounts of $498,000 and $722,000, respectively, consist primarily of the long-term portion of accrued post retirement benefits.

13.  Other Income, Net

Other income, net is comprised of the following (in thousands):

Year ended September 30,	2008	2007

Gain on sale of patents	$3,891	$-
Gain on restructuring of debt	-	4,062
Gain on forgiveness of debt	-	1,500
Other, net	127	319

	$4,018	$5,881

Gain on Sale of Patents

On February 5, 2008, the Company completed the sale of selected patents and patent applications to an unrelated party for proceeds of $4,000,000.  The patents and patent applications sold relate to the Company’s product lines, and the Company retains a non-exclusive, royalty-free license under the patents for all its product lines.

As a result of the sale, the Company recorded a gain in the amount of $3,891,000 in the quarter ended March 31, 2008.  The Company used the funds for general corporate purposes, including payment of debt and interest and for working capital.

Gain on Restructuring of Debt

On January 17, 2007, pursuant to an amendment to the senior loan agreement the Company and its senior lender, agreed, among other matters, to the following changes:

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

Gain on Forgiveness of Debt

The proceeds of a real estate mortgage closed on July 30, 2007 were used to retire and replace the remaining balance owed on senior debt in the amount of $4,379,252.  Pursuant to an amendment to the senior loan agreement described above and as consideration for retiring the senior debt, the Company’s loan obligations were reduced by $1,500,000 resulting in a gain on forgiveness of debt of $1,500,000 in the quarter and fiscal year ended September 30, 2007.    As further consideration, the senior lender surrendered contingent warrants to purchase the Company’s common stock that had been provided in the senior loan agreement.

 14.  Operating Leases

At September 30, 2008 the Company had non-cancelable leases for sales offices with annual rent of   $53,649 which expire through January 12, 2010. Aggregate remaining rentals under these leases at September 30, 2008 amount to approximately $68,791.

Net rental expense for fiscal 2008 and 2007 was approximately $77,171 and $79,688, respectively.

15. Contingencies

Component Supply

On December 19, 2007, a sole supplier of a proprietary component critical to one of the Company’s products announced the discontinuation of the component and rejected previously accepted orders that had been placed for the component by the Company.  Thereafter, the Company filed a legal claim in Connecticut Superior court against the supplier.  On July 7, 2008, a financial settlement was reached with the supplier, the financial impact of which was  not significant.

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

Litigation

A former employee has filed a lawsuit in a French court claiming additional compensation owed relating to his dismissal, in the approximate amount of 560,000 Euros (or approximately $760,000 U.S. dollars as of December 31, 2008).  The Company believes that the claims are without merit and the Company’s French counsel has advised that the claims are unjustified.

16.  Subsequent Events

Related Party Loan
On October 1, 2008, the Company borrowed $250,000 from Howard S. Modlin, Chairman of the Board and Chief Executive Officer, reflected by a demand promissory note bearing interest at the rate of 10% per annum from the date of loan secured by the assets of the Company.

Maturity of Debentures
Debentures in the principal amount of $19,453,000 matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders and that no event of default may be declared under the indenture while senior secured debt is outstanding, in the absence of such restrictions the Company does not have the ability to repay the debentures.  Senior secured debt in the principal amount of $7,255,945 was outstanding at October 1, 2008.  Therefore, no payments to debenture holders have been made as of the maturity date.

Receivable Sales Agreement with Related Party
On October 24, 2008, the Company’s Subsidiary, General DataComm, Inc. entered into a Receivable Sales Agreement with Howard S. Modlin, the Company’s Chief Executive Officer, pursuant to which Mr. Modlin initially purchased receivables with a face value of $256,242 for an aggregate purchase price of $250,000, representing a 2.5% discount.  Thereafter, Mr. Modlin made additional purchases in November and December of 2008 and January 2009 for an aggregate purchase price of $1,379,000 under this agreement.

Real Estate Mortgage
On December 8, 2008 the Company finalized an amendment of its subsidiary’s mortgage loan with Atlas Partners Mortgage Investors, LLC, for the purpose of extending the maturity of such mortgage loan from July 31, 2009 to July 31, 2010.   As consideration for the extension, the interest rate was increased effective January 1, 2009 to 30-day LIBOR plus 8% from 30-day LIBOR plus 6%, the minimum 30-day LIBOR was set at 4%, and an extension fee of $45,000 is payable August 1, 2009.  All other terms and conditions remain the same.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company is in discussions with an audit firm to perform the audit of its financial statements for the year ended September 30, 2008, to replace Eisner LLP who resigned as the Company’s independent registered public accounting firm on January 5, 2009. The Company has limited financial resources and is seeking to obtain audit and related services at a lower annual cost.   As a result of delays associated with this transition, the accompanying financial statements included in Item 8 in this Form 10-K, are unaudited.  The Company intends to file audited financial statements by amendment when available.

ITEM 9A(T).	CONTROLS AND PROCEDURES

The registrant carried out an evaluation, under the supervision and with the participation of the registrant’s management, including the registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures as of September 30, 2008 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act).  Under supervision and with the participation of  management, including the  principal executive officer and chief financial officer,  an evaluation was conducted  of the effectiveness of the Company’s  internal control over financial reporting based on the framework in “Internal Control over Financial Reporting – Guidance for Smaller Public Companies” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i)pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets: (ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the Company’s evaluation under the framework in “Internal Controls over Financial Reporting - Guidance for Smaller Public Companies”, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of a registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by a registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There were no changes in the registrant’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

(b)	Reports on Form 8-K.

The following report on Form 8-K was filed during the last quarter of the period covered by this report:

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Position	Age

Howard S. Modlin	Chairman of the Board of Directors,	77
	Chief Executive Officer, President and Secretary

William G. Henry	Vice President, Finance and Administration and	59
	Chief Financial Officer

George M. Gray	Vice President, Operations and	58
	Chief Technical Officer

John L. Segall	Director	82

Aletta P. Richards	Director	56

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

Mr. George M. Gray, Vice President, Operations and Chief Technical Officer, has held positions of major responsibility within the Company since September 18, 2000 and has served in executive capacities since September 15, 2003.

Mr. John L. Segall has been a Director of the Company since 1994.  He is a consultant, former Vice Chairman of GTE from 1991 to 1994 and former Vice Chairman of Contel Corp. from 1989 to 1994.

Ms. Aletta P. Richards has been a Director of the Company since September 15, 2003 and is the director designee on behalf of the Trustee under the Indenture governing the Company’s debentures.  During the past five years she has been Corporate Credit Manager of Sanmina Corporation.

AUDIT COMMITTEE

The Audit Committee is comprised of one director who is not an officer or employee of the Company.  The Audit Committee had four meetings during the 2008 fiscal year to review and approve the fiscal 2008 interim unaudited financial statements and fiscal 2007 audited financial statements.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Board of Directors does not have an “audit committee financial expert”. Mr. Lee Paschall was previously an audit committee financial expert and an independent director, as that term is used in Item 7 (d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.  Mr. Paschall died on December 17, 2006 and has not been replaced.

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

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to Item 1A of this Report on Form 10-K to the discussion of Risk Factors, relating to the ability of certain persons or groups to elect designees to the Board of Directors which could result in a change in control.

The following Summary Compensation Table sets forth the compensation paid or awarded to the named executive officers of the registrant for the fiscal years ended September 30, 2008, 2007 and 2006:

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
					Awards		Payouts
				Other		Securities
				Amount	Restricted	Underlying		All Other-
Name and				Compens-	Stock	Optional	LTIP	Compen-
Principal Position	Year	Salary	Bonus	ation	Awards	SARS	Payouts	sation
	($)	($)	($)	($)	($)	(#)	($)	($)

Howard S. Modlin(1)	2008	$46,030	-	$1,385	-	-	-	-
Chairman of the	2007	-	-	-	-	-	-	-
Board of Directors and	2006	-	-	-	-	-	-	-
Chief Executive Officer

William G. Henry(2)	2008	$165,377	-	$8,190	-	-	-	-
Vice President,	2007	$151,592	-	$8,190	-	-	-	-
Finance and	2006	$150,302	-	$8,190	-	-	-	-
Administration and
Chief Financial Officer

George M. Gray(2)	2008	$153,843	-	$7,545	-	-	-	-
Vice President,	2007	$139,630	-	$7,545	-	-	-	-
Operations and Chief	2006	$144,345	-	$7,545	-	-	-	-
Technology Officer

George T. Best(2)	2008	-	-	-	-	-	-	-
Vice President, Sales	2007	-	-	-	-	-	-	-
and Marketing	2006	$93,942	-	$18,441	-	-	-	-

(1)
Except for a four week period in 2008, Mr. Modlin has served without salary or bonus since he assumed such positions in November 2001 following the death of the Company’s founder and Chairman, Charles P. Johnson. The Company is paying the annual premium on a $5,000,000 life insurance policy which the Company owns, on Mr. Modlin's life at an approximate annual cost of $45,400.  Such amounts are not included in All Other Compensation as the Company is the owner of said policy.

(2)
Mr. Henry became Vice President, Finance and Administration in April 2003. He was elected Vice President, Finance and Chief Financial Officer in fiscal 1999.  Messrs. Gray and Best became executive officers on September 15, 2003.  Mr. Best resigned his position on August 18, 2006.

(3)	Other Annual Compensation is comprised of the following:

		Car Allowance	Term Life Insurance	Commissions	Total

Howard S. Modlin	2008	$1,385	$-	$-	$1,385
William G. Henry	2008	6,900	1,290	-	8,190
	2007	6,900	1,290	-	8,190
	2006	6,900	1,290	-	8,190
George M. Gray	2008	6,900	645	-	7,545
	2007	6,900	645	-	7,545
	2006	6,900	645	-	7,545
George T. Best	2006	4,379	792	13,270	18,441

Reference is made to Notes 3, 11 and 16  in the Notes to Consolidated Financial Statements in Item 8 of this Report on Form 10-K for description of related party transactions and loans and receivables purchases  made by Messrs. Modlin and Segall to the Company:

The following table sets forth information concerning individual grants of stock options made during the fiscal year ended September 30, 2008.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

	Number of	Percent Of
	Securities	Total Options
	Underlying	SARs Granted	Exercise Or
	Options/SARs	To Employees	Base Price
Name	Granted	In Fiscal Year	(SARs)	Expiration Date

Howard S. Modlin, CEO	551,121	63.8%	$0.275	October 10, 2017
William G. Henry	30,000	3.5%	$0.25	October 10, 2017
George M. Gray	30,000	3.5%	$0.25	October 10, 2017

The following table sets forth certain summary information covering each exercise of stock options to purchase the Company’s common stock during the fiscal year ended  September 30, 2008 by each of the named executive officers and the value of unexercised options as of September 30, 2008:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-The–Money Options at Fiscal Year-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Howard S. Modlin, CEO	0	0	661,947	1,543,137	0	0
William G. Henry	0	0	51,751	84,000	0	0
George M. Gray	0	0	49,000	84,000	0	0

The following table sets forth that there were no awards made to each named executive officer during the fiscal year ended September 30, 2008 under any Long-Term Incentive Plan (“LTIP”):

LONG-TERM INCENTIVE PLANS – AWARDS IN LAST FISCAL YEAR

		Preference or Other	Estimated Future Payouts Under
	Number of	Period Until	Non-Stock Price-Based Plans
Name	Shares #	Maturities or Payment	Threshold	Target	Maximum

Howard S. Modlin, CEO	None	-	-	-	-
William G. Henry	None	-	-	-	-
George M. Gray	None	-	-	-	-
George T. Best	None	-	-	-	-

Director Compensation

No fees were paid to Directors for attendance at Board and Committee Meetings for the fiscal year ended September 30, 2008.

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

On October 11, 2007, the Stock Option Committee of the Board of Directors granted stock options pursuant to the Corporation’s 2005 Plan to purchase 312,900 shares of common stock at the quoted market price of $.25 per share, including grants of 30,000 shares to each of Aletta Richards and John L. Segall, Directors, William G. Henry, Vice President, Finance and Administration and Principal Financial Officer and George Gray, Vice President, Operations and Chief Technology Officer, and an aggregate of 192,900 of such options to all of its employees other than its officers and directors.  The committee also granted to Howard S. Modlin, Chairman and Chief Executive Officer, a stock option with terms similar to options granted under the Plan to purchase 551,121 shares at $.275 a share.  All such options vest in increments of 20% a year over a five year period and expire ten years after grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of November 30, 2008 with respect to the beneficial ownership of the Corporation’s Class B stock and common stock by all persons known by the Corporation to own more than 5% of the Corporation’s outstanding Class B stock or common stock who are deemed to be such beneficial owners of the Corporation's Class B stock or common stock under Rule 13d-3.  The Percent of Class and Percent of All Classes presented are based upon shares outstanding at November 30, 2008and all outstanding options and warrants are at exercise prices that are higher than the market price for common stock on November 30, 2008.  Class B stock is convertible into common stock at any time on a share-for-share basis.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class	Percent of All Classes

Class B Stock, $.01 par value	Howard S. Modlin General DataComm Naugatuck, CT 06770	459,943	(1)	72.5%	5.1%

Common Stock, $.01 par value	Howard S. Modlin General DataComm Naugatuck, CT 06770	4,866,805	(1)	58.3%	59.3%

Common Stock, $.01 par value	John L. Segall General DataComm Naugatuck, CT 06770	1,185,747	(2)	25.5%	22.4%

(1)
The amount of common stock beneficially owned by Howard S. Modlin includes the following:  9,053 shares owned by Mr. Modlin’s law firm pursuant to Rule 13d-3, 909,090 shares deemed owned on exercise of a seven year warrant at $.275 a share issued April 20, 2006, 2,084,204 shares deemed owned on exercise of a seven year warrant at $.575 a share issued December 9, 2005, 761,614 shares deemed owned on exercise of a five year warrant at $.32825 a share issued September 30, 2004, 600 shares deemed owned based on options to purchase common stock which could be exercised by Mr. Modlin at $26.875 per share expiring October 20, 2009, 440,897 shares at $.61 per share deemed owned pursuant to an option granted January 26, 2005,  330,673 shares at $.50 a share under an option granted November 22, 2005, 220,449 shares under an option granted October 10, 2006 and 110,225 shares at $.275 a share under an option granted October 11, 2007.  The amount of common stock and Class B stock does not include an aggregate of 93,324 shares of common and Class B stock, or 2.26% of the outstanding shares consisting of (i) 11,200 shares of common stock and 3,400 shares of Class B stock owned by Mr. Modlin’s wife, the beneficial ownership of which Mr. Modlin disclaims, and (ii) an aggregate of 82,124 shares, held as trustee for the benefit of two children of Charles P. Johnson, the Company’s former Chairman, of which Mr. Modlin is the sole trustee, the beneficial ownership of which Mr. Modlin disclaims.  Such shares held as trustee consist of 75,684 shares of Class B stock convertible into a like number of shares of common stock, 4,608 shares of common stock and an additional 1,832 shares of common stock if 10,000 shares of the Company’s 9% Cumulative Convertible Exchangeable Preferred Stock are converted into common stock at $136.50 per share.  In calculating the aforesaid percentage of excluded shares, the amount of 1,832 shares acquirable on conversion is added to the shares of the Company outstanding at September 30, 2007.  The 58.3% of common stock deemed owned is obtained by dividing the number of common stock shares deemed owned by the outstanding common stock increased by adding all shares acquirable on exercise or conversion in the next 60 days.  The balance of the shares under the stock options granted January 25, 2005, November 22, 2005 and October 10, 2006 are not included because no such shares may be acquired in the next 60 days.  All such exercise prices of warrants and options are substantially higher than the market price for the common stock of $.03 per share on December 30, 2008.

(2)
Pursuant to Rule 13d-3, 1,100,047 shares of common stock are deemed owned by Mr. Segall on the exercise of a seven year warrant issued December 9, 2005, 600 shares are deemed owned based on options to purchase common stock which could be exercised at $26.875 per share expiring October 20, 2009, 24,000 shares pursuant to an option granted January 26, 2005 at $.55 per share, 18,000 shares pursuant to an option granted November 22, 2005 at $.45 a share, 12,000 shares pursuant to an option granted October 10, 2006 at $.18 a share and 6,000 shares pursuant to an option granted October 11, 2007 at $.25 a share.

Each director and each executive officer listed in the Summary Compensation Table in Item 11 of this Form 10-K has advised the Corporation that, as of November 30, 2008 he or she owned beneficially, directly or indirectly, securities of the Corporation in the amounts set forth opposite his or her name as follows:

Name	Shares of Common Stock Owned		Percent of Class	Shares of Class B Stock Owned (1)	Percent of Class	Percent of All Classes

Howard S. Modlin	4,866,805	(2)	58.3%	459,943	72.5%	59.3%

John L. Segall	1,185,747	(3)	25.5%	-	-	22.4%

William G. Henry	100,804	(4)	2.8%	-	-	2.4%

George M. Gray	98,000	(5)	2.8%	-	-	2.3%

Aletta Richards	60,000	(6)	1.7%	-	-	1.4%

Directors and Officers as a group (5 individuals)	6,311,356	(7)	65.0%	459,943	72.5%	65.4%

(1)	The Class B stock is convertible into common stock at any time on a share-for-share basis.

(2)	See Note 1 to preceding table listing all persons known to own more than 5% of the Corporation’s common stock or Class B stock.

(3)	See Note 2 to preceding table listing all persons known to own more than 5% of the Corporation’s common stock or Class B stock.

(4)
Includes 25,000 shares owned by Mr. Henry, 75,751 shares which Mr. Henry could acquire by the exercise of stock options within sixty (60) days and 53 shares held in the Corporation’s 401(k) Stock Fund.

(5)	Includes 25,000 shares owned by Mr. Gray and 73,000 shares which Mr. Gray could acquire by the exercise of stock options within sixty (60) days.

(6)	Includes 60,000 shares which Ms. Richards could acquire by the exercise of stock options within sixty (60) days.

(7)
Includes 75,100 shares of common stock owned by persons in the group, 1,372,195 shares of common stock which persons in the group have the right to acquire by the exercise of stock options within sixty (60) days, 53 shares of common stock held in the Corporation’s 401(k) Stock Fund, 9,053 shares of common stock held by Mr. Modlin’s law firm, 761,614 shares acquirable by Mr. Modlin on exercise of a warrant at $0.32825 a share, 2,084,204 shares acquirable by Mr. Modlin on exercise of a warrant at $0.575, 909,090 shares acquirable by Mr. Modlin on exercise of a warrant at $0.275 a share and 1,100,047 shares acquirable by Mr. Segall on exercise of a warrant at $0.575 a share.  Does not include 3,400 shares of Class B Stock and 11,200 shares of common stock owned directly by members of the directors’ and officers’ immediate families, the beneficial ownership of which they disclaim.  Also does not include 78,683 shares of Class B stock and 6,439 shares of common stock beneficially held in trusts for children of Charles P. Johnson, the Company’s former Chairman, of which Mr. Modlin is the sole trustee, the beneficial ownership of which Mr. Modlin disclaims.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	6,701	$26.24	None

Equity compensation plans not approved by security holders	3,363,970	0.54	443,596

Total	3,370,671	$0.59	443,596

Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to or less than the market price on the date of grant.  While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% per year over a five-year period and expire within ten years.   Under the terms of these stock option plans, the Company has reserved a total of 443,596 shares of common stock at September 30, 2008.

The 2003 Stock and Bonus Plan also provides for outstanding grants of stock as described in Note 11 to the consolidated financial statements.  Officers, directors and employees are eligible for such grants under such plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman Celler Spett & Modlin, P.C. (“WCSM”) to whom the Company was indebted for legal services of $2,179,000 for work performed prior to the Company’s bankruptcy filing in November 2001 and in settlement for which the Company issued subordinated debentures.  The bankruptcy court also approved $294,000 for work performed by WCSM while the Company operated in bankruptcy.  Furthermore, the Company was indebted to Mr. Modlin for fees for Company director meetings for which he received subordinated debentures in the total amount of $16,400.  Thereafter, WCSM agreed to work on a specific litigation matter on a contingency basis (see Note 15).  WCSM has outstanding amounts owed totaling $1,443,000 for work performed for the Company between September 15, 2003 and September 30, 2008.

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

Notes Payable to Related Parties

On December 9, 2005 Mr. Howard S. Modlin, Chairman of the Board and Chief Executive Officer, and Mr. John Segall, a Director, restructured existing loans and entered into new senior secured loans with the Company in the principal amount of  $1,198,418 and $632,527, respectively.  Interest accrues at the rate of 10% per annum.  In connection with the transactions, Mr. Modlin and Mr. Segall each received seven year warrants expiring December 8, 2012 to purchase common stock at $0.575 per share covering 2,084,204 shares and 1,100,047 shares, respectively.

On February 17, 2006, the Company borrowed $250,000 from Mr. Modlin in the form of a demand note which bore interest at the rate of 10% per annum.  On April 20, 2006, the Corporation entered into an amendment of its loan arrangement with Mr. Modlin whereby the $250,000 demand loan made by Mr. Modlin on February 17, 2006 was amended and restated into a term note, 50% of which was payable February 17, 2007 and 50% of which was payable February 17, 2008 (such payments were deferred until July 30, 2009 in agreement with Mr. Modlin).  Mr. Modlin received a seven year warrant expiring April 19, 2013 to purchase 909,000 shares of common stock at $0.275 per share.  The warrant was valued at $69,000 based upon an appraisal by an outside consultant and was recorded as debt discount and was amortized as additional interest expense over the term of the debt.

In the quarter ended March 31, 2007, Mr. Modlin made demand loans to the Company totaling $270,000 and $125,000, respectively, and which bore interest at the annual rate of 10%.  Such loans were paid off in the quarter ended March 31, 2008.  On April 30, May 13, July 9 and September 18, 2008, Mr. Modlin made demand loans to the Company in the amounts of $175,000, $75,000, $110,000 and $175,000 respectively.  Such loans bear interest at the annual rate of 10%.  The loan made on July 9, 2008 was repaid on July 17, 2008.  (See Note 16, “Subsequent Events” for reference to receivable purchases made by Mr. Modlin to the Company after September 30, 2008.

Accrued interest on all such loans amounted to $111,866 and $389,748 at September 30, 2008 and 2007, respectively.  All loans made by Mr. Modlin and Mr. Segall are collateralized by all the assets of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit for the year ended September 30, 2008 has not been completed and, therefore, the final audit fees have not been determined.  The aggregate fees billed to the Company for the year ended September 30, 2007, by its principal accounting firm, Eisner LLP, were as follows:

Audit Fees:  The aggregate fee for professional services rendered by Eisner LLP in connection with (i) the audit of annual financial statements (Form 10-KSB), and (ii) reviews of quarterly financial statements (Forms 10-QSB) for the year ended September 30, 2007  was  $187,500.

Audit Related Fees:  There were no fees for professional services rendered by Eisner LLP for assurance and related services related to the audit services in connection with the Company’s financial statements for the year ended September 30, 2007.

Tax Fees:  There were no fees for professional services rendered by Eisner LLP for tax compliance, tax advice and tax planning for the year ended September 30, 2007.

All Other Fees:  There were no fees for professional services that were not included in audit fees, audit-related fees and tax fees for the year ended September 30, 2007.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services.

The Audit Committee has a policy of considering and, if deemed appropriate, approving, on a case by case basis, any audit or permitted non-audit services proposed to be performed by the Company’s independent auditor in advance of the performance of such service.  These services may include audit services, audit-related services, tax services and other services.  The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed by the Company’s independent auditor.  In connection with making any pre-approval decision, the Audit Committee must consider whether the provision of such permitted non-audit services by the Company’s independent auditor is consistent with maintaining such firm’s status as the Company’s independent auditors.

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by Eisner LLP during the fiscal year ended September 30, 2007 as described above.

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description

3.1	Corrected Certificate of Amended and Restated Certificate of Incorporation of the Corporation [1]

3.2	Amended By-Laws of the Corporation [2]

4.1	Certificate of the Powers, Designation, Preferences, Rights and Limitations of 9% Cumulative Convertible Exchangeable Preferred Stock 3

4.2	Indenture dated September 15, 2003 covering issued 10% Adjustable Senior Sub-ordinated Debentures due 2007 4

4.3	Promissory Notes in the amounts of $343,315.07, $143,047.95, $146,164.38, $286,095.84 and $279,794.52, issued to Howard S. Modlin [5]

4.4	Promissory Notes in the amounts of $343,315.07, $143,047.95 and $146,164.38 issued to John L. Segall [6]

4.5	Warrant issued to Howard S. Modlin [7]

4.6	Warrant D-2 issued to Howard S. Modlin [8]

4.7	Warrant D-3 issued to John L. Segall[9]

4.8	Promissory Note in the amount of $250,000 issued to Howard S. Modlin[10]

4.9	Warrant D-4 issued to Howard S. Modlin[11]

4.10	Promissory Notes in the amounts of $125,000 and $100,000 issued to Howard S. Modlin[12]

10.1	2003 Stock and Bonus Plan, as amended [13]

10.2	Form of Stock Option to employees [14]

10.3	Form of Stock Option to Directors [15]

10.4	Additional Senior Security Agreement [16]

10.5	1998 Stock Option Plan, as amended [17]

10.6	2005 Stock Option Plan, as amended [18]

10.7	Retirement Savings and Deferred Profit Sharing Plan, and related amendments [19]

10.8	Subordinated Security Agreement dated September 15, 2003 20

10.9	Open End Mortgage in favor of Atlas Partners Mortgage Investors, LLC as amended [21]

10.10	First Amendment to Open End Mortgage [22]

10.11	Mortgage Note in favor of Atlas Partners Mortgage Investors, LLC [23]

10.12	Receivable Sales Agreement [24]

10.13	Open-End Mortgage Deed (filed herewith)

10.14	First Modification of Open-End Mortgage Deed (filed herewith)

10.15	Eleventh Amendment to Additional Senior Security Agreement dated October 1, 2008 (filed herewith)

10.16	$250,000 Negotiable Promissory Note dated October 1, 2008 (filed herewith)

14.1	Code of Conduct and Ethics[25]

21	Subsidiaries of the Registrant

31.1	Rule 13a-15(e)/15d-15(e) Certification by Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

Exhibit footnotes

1	Incorporated by reference to Exhibit 3.1 to Form 10KSB for year ended September 30, 2005
2	Incorporated by reference to Exhibit 3.2 to Form 8-K/A dated September 18, 2003.
3	Incorporated by reference to Exhibit 4 to Form dated October 8, 1996.
4	Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 17, 2003.
5	Incorporated by reference to Exhibits 10.2, 10.4, 10.6, 10.8 and 10.9 to Form 8-K dated December 14, 2005.
6	Incorporated by reference to Exhibits 10.3, 10.4 and 10.5 to Form 8-K dated December 14, 2005.
7	Incorporated by reference to Exhibit 10.3 to Form 8-K dated October 4, 2004.
8	Incorporated by reference to Exhibit 4.1 to Form 8-K dated December 14, 2005
9	Incorporated by reference to Exhibit 4.2 to Form 8-K dated December 14, 2005
10	Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 25, 2006
11	Incorporated by reference to Exhibit 4.1 to Form 8-K dated April 25, 2006
12	Incorporated by reference to Exhibits 10.2 and 10.3 to Form 8-K dated March 14, 2007
13	Incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended September 30, 2007
14	Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-131964
15	Incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-131964
16
Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 8, 2004.  The Eighth Amendment thereto incorporating all prior amendments is incorporated by reference to Exhibit 10.1 to Form 8-K dated March 9, 2007.

17	Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended September 30, 2007
18	Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended September 30, 2007
19	Incorporated by reference from Form S-8, Registration Statement No. 33-37266. Amendments thereto are incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended December 31, 1996.
20	Incorporated by reference to Exhibit 10.1 to Form 8-K/A dated September 18, 2003.
21	Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 1, 2007.
22	Incorporated by reference to Exhibit 99.2 to Form 8-K dated December 9, 2008.
23	Incorporated by reference to Exhibit 99.2 to Form 8-K dated December 9, 2008.

24	Incorporated by reference to Exhibit 99.2 to Form 8-K dated October 27, 2008.
25	Incorporated by reference to Exhibit 14.1 to Form 10-K for year ended September 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HOWARD S. MODLIN	Chairman of the Board and	January 13, 2009
HOWARD S. MODLIN	Chief Executive Officer

/s/ WILLIAM G. HENRY	Vice President,	January 13, 2009
WILLIAM G. HENRY	Finance & Administration,
Chief Financial Officer

/s/ JOHN L. SEGALL	Director	January 13, 2009
JOHN L. SEGALL

__________________	Director	January 13, 2009
ALETTA RICHARDS