Form 10-Q
period 2008-12-31
GENERAL DATACOMM INDUSTRIES INC
filed 2009-02-17
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes ☐    No ☒

As of December 31, 2008, there were outstanding the following number of shares of each of the issuer’s classes of common equity:

3,487,473 shares of common stock, par value $0.01 per share
634,615 shares of Class B stock, par value $0.01 per share

GENERAL DATACOMM INDUSTRIES, INC.

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

General DataComm Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands except shares)

	December 31,	September 30,
	2008	2008
Assets:
Current assets:
Cash and cash equivalents	$72	$136
Accounts receivable, less allowance for doubtful accounts of $247 at December 31, 2008 and $228 at September 30, 2008	1,066	993
Inventories	2,635	3,173
Other current assets	356	482
Total current assets	4,129	4,784
Property, plant and equipment, net	3,554	3,638
Total Assets	7,683	8,422

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt (including $2,756 and $2,505 of notes payable to related parties at December 31, 2008 and September 30, 2008, respectively)	22,209	21,972
Accounts payable	2,628	2,580
Accrued payroll and payroll-related costs	427	552
Accrued interest	10,572	10,015
Other current liabilities	2,671	2,657
Total current liabilities	38,507	37,776
Long-term debt, less current portion	4,500	4,500
Other liabilities	498	498
Total Liabilities	43,505	42,774

Commitments and contingencies	-	-

Stockholders’ deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized; 781,996 shares issued and outstanding; $34.5 million liquidation preference, including $15.0 million of cumulative dividend arrearages at December 31, 2008	782	782
Class B stock, par value $.01 per share, 5,000,000 shares authorized; 634,615 shares issued and outstanding	6	6
Common stock, par value $.01 per share, 25,000,000 shares authorized; 3,487,473 shares issued and outstanding	35	35
Capital in excess of par value	199,289	199,251
Accumulated deficit	(235,979)	(234,486)
Accumulated other comprehensive income	45	60
Total Stockholders’ Deficit	(35,822)	(34,352)
Total Liabilities and Stockholders’ Deficit	$7,683	8,422

The accompanying notes are an integral part of these
 condensed consolidated financial statements.

Index

DataComm Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
 (Unaudited)
(in thousands except share data)

	Three Months Ended
	December 31,
	2008	2007

Revenues:
Product	$1,745	$3,419
Service	599	661
Total	2,344	4,080

Cost of revenues:
Product	1,251	1,460
Service	278	473
Total	1,529	1,933

Gross margin	815	2,147

Operating expenses:

Selling, general and administrative	1,082	1,553
Research and product development	529	683
	1,611	2,236

Operating loss	(796)	(89)

Interest expense	(752)	(777)

Other income, net	58	118

Loss before income taxes	(1,490)	(748)

Income tax provision (benefit)	3	3

Net loss	(1,493)	(751)

Dividends applicable to preferred stock	(440)	(440)

Net loss applicable to common and Class B stock	$(1,933)	$(1,191)

Loss per share:
Common stock and Class B stock (basic and diluted)	$(0.47)	$(0.29)

Weighted average number of common and Class B shares outstanding:
Common stock	3,487,473	3,474,373
Class B stock	634,615	647,715

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Index

General DataComm Industries, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,493)	$	(751)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	88		67
Stock compensation expense	38		66
Changes in:
Accounts receivable	(1,385)		(658)
Inventories	538		(247)
Accounts payable	48		221
Accrued payroll and payroll-related costs	(125)		2
Accrued interest	560		560
Other net current liabilities	169		(311)
Other net long-term assets	(15)		(32)

Net cash used by operating activities	(1,577)		(1,083)

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(4)		(25)
Net cash used by investing activities	(4)		(25)

Cash flows from financing activities:
Proceeds from sales of accounts receivable to related party	1,280		--
Proceeds from notes payable to related party	250		125
Principal payments on notes payable to unrelated party	(13)		(25)

Net cash provided by financing activities	1,517		100

Net increase (decrease) in cash and cash equivalents	(64)		(1,008)

Cash and cash equivalents, beginning of period	136		1,296

Cash and cash equivalents, end of period	$72		$288

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$104		$154
Income and franchise taxes	$6		6

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Index

GENERAL DATACOMM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. – Basis of Presentation and Liquidity

The accompanying financial statements of General DataComm Industries, Inc. (the “Company”) for the three months ended December 31, 2008 and 2007 have been prepared by the Company, without audit, on a going concern basis, in accordance with rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented.  The results of operations for the three months ended December 31, 2008 are not necessarily indicative of results which may be achieved for the entire fiscal year ending September 30, 2009.  The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008 as filed with the Securities and Exchange Commission.

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

The Company incurred a net loss and used a significant amount of cash in its operating activities for the three months ended December 31, 2008.  The Company has no current ability to borrow additional funds except as may be provided pursuant to a receivable sales agreement with a related party.  It must, therefore, plan on funding operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and others.  In addition, at December 31, 2008 the Company had a stockholders’ deficit of approximately $35.8 million, and a working capital deficit of approximately $34.4 million, including debentures in the principal amount of $19.5 million, together  with accrued interest thereon ($10.3 million), which matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders,  and that no event of default may be declared under the indenture, while senior secured debt is outstanding, in the absence of such restrictions the Company does not have the ability to repay the debentures.  As of December 31, 2008, senior secured debt consists of notes payable to related parties and a real estate mortgage.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under the indenture governing the debentures.

The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern.  To continue operations, management has responded in 2008 by entering into a receivable sales agreement with a related party to provide liquidity and by selling its patents for proceeds of $4,000,000 while retaining rights to use the patented technologies.  In addition, management has implemented operational changes, including reducing certain salaries, restructuring the sales force, increasing factory and office shutdown time, constraining expenses and reducing the employee workforce.  The Company also continues to pursue the sale or lease of its headquarters’ land and building in Naugatuck, CT.  In 2007 senior debt was replaced with mortgage debt on more favorable terms.

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

Index

2.  Summary of Significant Accounting Policies

Fair Value Measures

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value.  SFAS No. 157 does not expand the use of fair value measurements.  In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 provides an option to expand the use of fair value measurements to report selected eligible financial assets and financial liabilities at fair value.  This standard also establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements to report similar assets and liabilities.  The Company has not elected to measure and report any additional financial assets or liabilities at fair value under SFAS No. 159 that were not already measured at fair value under existing standards.  All fair value disclosures are now determined in accordance with SFAS No. 157.

3. Earnings (Loss) Per Share

Basic earnings per share is computed by allocating net income available to common stockholders and to Class B shareholders based on their contractual participation rights to share in such net income as if all the income for the year had been distributed.  Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock.  However, a net loss is allocated evenly to all shares.  The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period.  Diluted earnings per common share assumes the conversion of Class B stock into common stock.  Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period.  In computing diluted earnings per share, which only applies in the event there is net income, the average price of the Company’s common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants.  Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued.  The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three months ended December 31, 2008 and 2007 (in thousands, except shares and per share data):

	Three Months Ended December 31,
	2008	2007

Net loss	$(1,493)	$(751)
Dividends applicable to preferred stock	(440)	(440)
Net income (loss) applicable to common and Class B stock	$(1,933)	$(1,191)

Net loss applicable to common stock-basic and diluted	$(1,635)	$(1,004)
Net loss applicable to Class B stock-basic and diluted	$(298)	$(187)

	Three Months Ended December 31,
	2008	2007	2008	2007
	Common Stock		Class B Stock
Numerator for basic and diluted loss per share	$(1,635)	$(1,004)	$(298)	$(187)

Denominator for basic and diluted loss per share - weighted average outstanding shares	3,487,473	3,473,373	634,615	647,715

Basic and diluted loss per share	$(0.47)	$(0.29)	$(0.47)	$(0.29)

Index

In the three months ended December 31, 2008 and 2007, no effect has been given to certain outstanding options, warrants and convertible securities in computing diluted loss per share as their effect would be antidilutive.  Such share amounts which could potentially dilute basic earnings per share are as follows:

	No. of Shares
	Three Months Ended December 31,
	2008	2007
Stock warrants	4,093,251	4,093,251
Stock options	3,340,896	2,635,807
Convertible preferred stock	143,223	143,223
Total	7,577,370	6,872,281

4.  Inventories

Inventories consist of (in thousands):

	December 31,	September 30,
	2008	2008
Raw materials	$71	$160
Work-in-process	1,235	1,286
Finished goods	1,329	1,727
	$2,635	$3,173

Inventories are stated at the lower of cost or market using a first-in, first-out method.  Reserves in the amount of  $2,918,000 and $3,033,000 were recorded at December 31, 2008 and September 30, 2008, respectively, for excess and obsolete inventories.

 5.  Long-Term Debt

Long-term debt consists of (in thousands):	December 31,	September 30,
	2008	2008

Notes Payable to Related Parties,	$2,756	$2,505
Note Payable to Unrelated Party	-	14
Debentures matured October 1, 2008	19,453	19,453
Real Estate Mortgage due July 31, 2010	4,500	4,500
	26,709	26,472
Less current portion	22,209	21,972
	$4,500	$4,500

Long-term debt totaling $ 22,209,000 has matured as of December 31, 2008, of which $19,453,000 in debentures matured October 1, 2008 but are restricted from being paid until senior debt is paid (see discussion below).  The real estate mortgage in the amount of $4,500,000 is due July 31, 2010.

The Company believes that the values of the note payable to unrelated party and real estate mortgage approximate their respective fair values due to the recent placement of such debt.    Also, notes payable to related parties are considered to approximate fair value.  However, the estimated fair value of debentures, with a face value totaling $19.5 million is considered to be substantially lower than carrying value due to the debentures being subordinated to both the real estate and related party debt.  However, due to the extremely limited market (if any) for the debentures, the Company is unable to determine the current fair value.

Notes Payable to Related Parties

On December 9, 2005, Mr. Howard S. Modlin, Chairman of the Board and Chief Executive Officer, and Mr. John Segall, a Director, restructured existing loans and entered into new senior secured loans with the Company in the principal amounts of $1,198,418 and $632,527, respectively.  Interest accrues at the rate of 10% per annum.  Although such loans have matured, payments have been deferred indefinitely in agreement with Mr. Modlin and Mr. Segall.  In connection with the transactions, Mr. Modlin and Mr. Segall each received seven year warrants expiring December 8, 2012 to purchase common stock at $0.575 per share covering 2,084,204 shares and 1,100,047 shares, respectively.

Index

On February 17, 2006, the Company borrowed $250,000 from Mr. Modlin in the form of a demand note which bore interest at the rate of 10% per annum.  On April 20, 2006, the Corporation entered into an amendment of its loan arrangement with Mr. Modlin whereby the $250,000 demand loan made by Mr. Modlin on February 17, 2006 was amended and restated into a term note, 50% of which was payable February 17, 2007 and 50% of which was payable February 17, 2008 (such payments were deferred until July 30, 2009 in agreement with Mr. Modlin).  Mr. Modlin received a seven year warrant expiring April 19, 2013 to purchase 909,000 shares of common stock at $0.275 per share.  The warrant was valued at $69,000 based upon an appraisal by an outside consultant and was recorded as debt discount and  amortized as additional interest expense over the initial term of the debt.

In the quarters ended March 31, 2007 and December 31, 2007, Mr. Modlin made demand loans to the Company totaling $270,000 and $125,000, respectively, and which bore interest at the annual rate of 10%.  Such loans were paid off in the quarter ended March 31, 2008.  On April 30, May 13, July 9, September 18 and October 1, 2008, Mr. Modlin made demand loans to the Company bearing interest at the annual rate of 10% in the amounts of $175,000, $75,000, $110,000, $175,000 and $250,000, respectively.

Accrued interest on all such loans amounted to $181,331 and $111,866 at December 31, 2008 and September 30, 2008, respectively.  All loans made by Mr. Modlin and Mr. Segall are collateralized by all the assets of the Company.

Debentures

Debentures in the principal amount of $19,453,000 matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while senior secured debt is outstanding, in the absence of such restrictions the Company does not have the ability to repay the debentures.  Senior secured debt in the principal amount of $7,255,943 was outstanding at December 31, 2008.  Therefore, no payments to debenture holders have been made as of December 31, 2008.  Interest accrues at the annual rate of 10% and totaled $  10,319,557 at December 31, 2008.  See Note 1 “Basis of Presentation and Liquidity.”

Debentures were issued to the following related parties:  $125,000 to William G. Henry, Vice President, Finance and Administration; $50,000 to George M. Gray, Vice President, Operations and Engineering, $16,400 to Howard S. Modlin, Chairman of the Board of Directors and Chief Executive Officer and $19,900 to John L. Segall, Director.  In addition, a debenture in the amount of $2,179,000 was issued to the law firm of Weisman Celler Spett & Modlin, P.C., of which Mr. Modlin is President.

Real Estate Mortgage

The real estate mortgage entered into July 30, 2007 in the amount of $4,500,000 is secured by the Company’s premises in Naugatuck, CT.  Through December 31, 2008 the mortgage required monthly payments of interest at the rate of 30-day LIBOR plus 6% (such interest rate was 8.38% at December 31, 2008).  No principal payments are required until the full amount of the mortgage matures.  The mortgage contains no financial performance covenants.

On December 8, 2008 the Company finalized an amendment of the mortgage loan for the purpose of extending the maturity of such mortgage loan from July 31, 2009 to July 31, 2010.  As consideration for the extension, the interest rate was increased effective January 1, 2009 to 30-day LIBOR plus 8% from 30-day LIBOR plus 6%, the minimum 30-day LIBOR was set at 4%, and an extension fee of $45,000 is payable August 1, 2009.  All other terms and conditions remain the same.

6.  Accounting for Stock-Based Compensation

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R) “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) using the modified prospective method.  Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments (including stock options) granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated  in accordance with the provisions of SFAS No. 123R.  Results for prior periods were not restated.  Compensation cost is recorded over the stock options’ vesting periods.  As a result of adopting SFAS No. 123R, compensation cost recognized in the quarter ended December 31,2008 and 2007 was $37,677 and $65,905, respectively.

Index

7.  Employee Incentive Plans

 Stock Award, Grants and Options
The Company has adopted a 2003 Stock and Bonus Plan (“2003 Plan”) reserving 459,268 shares of Class B stock and 459,268 shares of common stock and a 2005 Stock and Bonus Plan (“2005 Plan”) reserving 2,400,000 shares of common stock.  No shares of Class B stock are authorized under the 2005 Plan and no further shares of Class B stock are available under the 2003 Plan.  Officers and key employees may be granted non-incentive stock options at an exercise price equal to, greater than or less than the market price on the date of grant.  While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% per year over a five-year period and expire within ten years. At December 31, 2008 there were 468,926 options available for future issuance under the plans.

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

A summary of stock options outstanding under the Company’s stock plans as of September 30, 2008 and changes during the three months ended December 31, 2008 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2008	3,370,671	$0.59
Options granted	-	-
Options exercised	-	-
Options cancelled or expired	(29,775)	2.71
Options outstanding, December 31, 2008	3,340,896	0.57	7.33	$0
Vested or expected to vest at December 31, 2008	2,793,660	0.50	7.24	0
Exercisable at December 31, 2008	1,569,832	0.83	6.92	0

As of December 31, 2008, there was $194,257 of total unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted-average period of 1.57 years.  There were no options granted during the three months ended December 31, 2008.

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

The deferred profit sharing portion of the plan provides that the Company may make contributions to the plan out of profits at the discretion of the Company.  There were no such contributions in the fiscal quarters ended December 31, 2008 and 2007.

Index

8.  Receivable Sales Agreement with Related Party and Subsequent Event

On October 24, 2008, the Company’s Subsidiary, General DataComm, Inc. entered into a Receivable Sales Agreement with Howard S. Modlin, the Company’s Chief Executive Officer, pursuant to which Mr. Modlin initially purchased receivables with a face value of $256,242 for an aggregate purchase price of $250,000, representing a 2.5% discount.  Thereafter, Mr. Modlin made additional purchases in November and December of 2008 with a face value of $1,055,627 for an aggregate purchase price of $1,030,000 under this agreement.  For accounting purposes, the discount is recorded as interest expense at the time of purchase.

Subsequent to December 31, 2008 and through February 13, 2009, Mr. Modlin made additional receivable purchases with a face value of $861,000 for an aggregate purchase price of $840,000.

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

Litigation

A former employee has filed a lawsuit in a French court claiming additional compensation owed relating to his dismissal, in the approximate amount of 560,000 Euros (or approximately $ 780,000 U.S. dollars as of December 31, 2008).  The Company believes that the claims are without merit and the Company’s French counsel has advised that the claims are unjustified.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND  RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2008 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Unless otherwise stated, all references to “Notes” in the following discussion of “Results of Operations” and “Liquidity and Capital Resources” are to the “Notes to Condensed Consolidated Financial Statements” included in Item 1 in this Form 10-Q.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended December 31,

(in thousands)	2008	2007

Product	$1,745	$3,419
Service	599	661
Total Revenues	$2,344	$4,080

Revenues for the three months ended December 31, 2008 decreased $1,736,000, or 42.5%, to $2,344,000 from $4,080,000 reported for the three months ended December 31, 2007.  Product revenues decreased $1,674,000, or 49.0%, while service revenues decreased $62,000, or 9.4%.

The product sales decrease in the quarter-to-quarter comparison was due to large orders in the 2007 quarter from two customers for network expansion that did not repeat in the 2008 quarter and this accounted for a reduction in sales of $1,552,000.  In addition, in the 2007 quarter the Company realized $227,000 from the sale of software security products that also did not repeat in the 2008 quarter.  Other net increases of $43,000 reflect higher sales of multi-service switches offset in part by lower sales of legacy network access products.

Sales of the multi-service switch product line constituted 64% of product sales, while the network access product line constituted 36% of product sales.

The decrease in service revenues in the quarter was due primarily to service contracts which had been sold along with security software products in the 2007 quarter as noted above, and lower revenues associated with fewer one-time projects, offset by revenues generated by network design work for a major telephone company in the 2008 quarter.

Foreign sales accounted for approximately 39% and 35% of revenue in the three months ended December 31, 2008 and 2007, respectively.

Index

The Company anticipates that demand for its legacy network access products will continue to decline and due to the “Risk Factors” mentioned below, there can be no assurance that orders for new products and products with enhanced features will increase to offset this decline.  Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Margin

	Three Months Ended December 31,

(in thousands)	2008	2007
Product	$494	$1,959
Service	321	188
Total Gross Margin	$815	$2,147
Percentage of Product Revenues	28.3%	57.3%
Percentage of Service Revenues	53.6%	28.4%
Percentage of Total Revenues	34.8%	52.6%

Gross margin, as a percentage of revenues in the three months ended December 31, 2008, was 34.8% as compared to 52.6% in the three months ended December 31, 2007, a decrease of 17.8%.

Product gross margin, as a percentage of product revenues, decreased 29.0%.  This decrease was due to a reduction of the favorable impact in the prior year of selling inventories previously written down (-9.0%) and manufacturing inefficiencies associated with lower sales volumes (-19.2%).  Other net items contributed 0.8% to the decrease.

Service gross margin, as a percentage of revenues, increased 25.2%.  The service organization was restructured and, in some cases reallocated to sales support functions, to adjust to a lower revenue stream from recurring contracts.  Compensation cost reductions and related expenses, along with lower use of outside contractors, accounted for the improvement in gross margin.

In future periods, the Company’s gross margin will vary depending upon a number of factors, including the mix of products sold, the cost of products manufactured at subcontract facilities, the channels of distribution, the price of products sold, discounting practices, price competition, increases in material costs, the costs of the service organization and changes in other components of cost of sales.  As and to the extent the Company introduces new products and services, it is possible that such products and services may have lower gross profit margins than other established products in higher volume production and traditional service offerings.  Accordingly, gross margin as a percentage of revenues is expected to vary.

Selling, General and Administrative

	Three Months Ended December 31,

(in thousands)	2008	2007

Selling, general and administrative	$1,082	$1,553
Percentage of revenues	46.2%	38.1%

The Company’s selling, general and administrative expenses decreased to $1,082,000, or 46.2% of revenues in the three months ended December 31, 2008 from $1,553,000, or 38.1% of revenues in the three months ended December 31, 2007.  The decrease in spending in the quarter of $471,000, or 30.3%, was primarily a result of lower compensation costs of $475,000 due to salary and benefit reductions for sales and administrative staff, along with lower commissions resulting from lower revenues. Other items were a net increase of $4,000.

Index

Research and Product Development

	Three Months Ended December 31,
(in thousands)	2008	2007

Research and product development	$529	$683
Percentage of revenues	22.6%	16.7%

Research and product development expenses decreased to $529,000, or 22.6% of revenues in the three months ended December 31, 2008, as compared to $683,000, or 16.7% of revenues, in the three months ended December 31, 2007.  The decrease of $154,000, or 22.5%, was primarily the result of lower compensation costs of $223,000 due to salary and benefit reductions taken by the engineering staff and headcount reductions resulting from attrition, offset in part with $79,000 in higher costs of contractors required to complete strategic product development programs.  Other net reductions were $10,000.

Interest Expense

Interest expense decreased to $752,000 in the three months ended December 31, 2008 from $777,000 in the three months ended December 31, 2007.  The lower interest charges resulted primarily from a lower variable interest rate on the real estate mortgage in the 2008 quarter.

Other Income (Expense)

Other income (expense) for the three months ended December 31, 2008 and 2007 totaled $58,000 and $118,000, respectively.  The 2008 quarterly amount includes $50,000 received in a legal settlement, $19,000 received from a tradename license, $18,000 in realized foreign exchange losses and $7,000 in other net income items.  The 2007 quarterly amount includes $100,000 from a negotiated professional fee reduction, $14,000 from a tradename license and $4,000 of other net income items.

Provision for Income Taxes

Income tax provisions for each of the three and nine months ended December 31, 2008 and 2007 reflect current state tax provisions only.  No federal income tax provisions were provided in the three and nine months ended December 31, 2008 and 2007 due to the valuation allowance provided against deferred tax assets.  The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years and the operating losses in fiscal 2009.  The Company has federal tax credit and net operating loss carryforwards of approximately $11.9 million and $217.6 million, respectively, as of September 30, 2008.

Liquidity and Capital Resources

	December 31,	September 30,
(in thousands)	2008	2008

Cash and cash equivalents	$72	$136
Working capital (deficit)	(34,378)	(32,992)
Total assets	7,683	8,422
Long-term debt, including current portion	26,709	26,472
Total liabilities	43,505	42,774

	Three Months Ended December 31,
	2008	2007

Net cash provided (used) by:
Operating activities	$(1,577)	$(1,083)
Investing activities	(4)	(25)
Financing activities	1,517	100

Note:  Significant risk factors exist due to the Company’s limited financial resources and its present inability to repay its debentures which matured on October 1, 2008.   See “Risk Factors” below for further discussion.

Index

Cash Flows

Net cash used by operating activities totaled $1,577,000 in the three months ended December 31, 2008.  The net loss in the period was $1,493,000.  Included in this net loss were non-cash expenses for depreciation and amortization of $88,000 and stock compensation expense of $38,000.  A decrease in accounts receivable due to increased revenue levels over the preceding quarter resulted in a use of cash of $1,385,000.  Inventories were lower due to shipment of products for which materials had been procured in the preceding quarter and this resulted in a source of cash of $538,000.  Unpaid interest which accrued on the Company’s debt increased $560,000 as a source of cash.  Other net sources of cash totaled $77, 000.

Net cash used by operating activities totaled $1,083,000 in the three months ended December 31, 2007.  The net loss in the quarter was $751,000.  Included in this net loss were non-cash expenses for depreciation and amortization of $67,000 and stock compensation expense of $66,000.  An increase in accounts receivable primarily due to increased sales and higher shipments toward the end of the quarter resulted in a use of cash of $658,000.  Inventories were higher due to purchases of materials required to meet product delivery requirements and resulted in a use of cash of $247,000.  Unpaid interest which accrued on the Company’s debt increased $560,000 as a source of cash.  Other net uses of cash included an advance of proceeds toward an insurance claim relating to product damaged in shipment of $100,000, offset by a reduction in deferred income on service contracts of $189,000 due to older contracts expiring and not being renewed, and other uses of $31,000.

Net cash used by investing activities in the three months ended December 31, 2008 and 2007 was $4,000 and $25,000, respectively, for the acquisition of equipment.

Net cash provided by financing activities in the three months ended December 31, 2008 was $1,517,000.  Proceeds from sales of accounts receivable to a related party of $1,280,000 and from notes payable to a related party of $250,000 were offset by payments on a note payable to an unrelated party of $13,000.

Net cash provided by financing activities in the three months ended December 31, 2007 of $100,000 is comprised of proceeds from notes payable to related party of $125,000 offset by payments on notes payable to an unrelated party of $25,000.

Liquidity

The Company incurred a net loss and used a significant amount of cash in its operating activities for the three months ended December 31, 2008.  The Company has no current ability to borrow additional funds except as may be provided  pursuant to a receivable sales agreement with a related party.  It must, therefore, plan on funding operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and others.  As discussed in the “Risk Factors” section that follows, at December 31, 2008 the Company has outstanding $19.5 million of debentures and accrued interest thereon of $10.3 million which matured on October 1, 2008.  The liquidity risks described above raise substantial doubt about the Company’s ability to continue as a going concern.

Management has responded to its liquidity and cash flow risks in 2008 by selling its patents for proceeds of $4,000,000 while retaining rights to use the patented technologies.  In 2007 senior debt was replaced with mortgage debt on more favorable terms.  In addition, management has implemented operational changes:  reducing certain salaries, restructuring the sales force, increasing factory and office shutdown time, constraining expenses, and reducing the employee workforce.  The Company also continues to pursue the sale or lease of its headquarters land and building in Naugatuck, CT

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States, the instructions to Form 10-Q and Article 8 of Regulation S-X.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates.  The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgments.  See Note 2 in Notes to Consolidated Financial Statements in Item 8 in Form 10-K for the year ended September 30, 2008 as filed with the Securities and Exchange Commission for a summary of the Company’s significant accounting policies.

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

Impairment of Long-Lived Assets.  The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed  by SFAS No. 144.  The Company's long-lived assets consist of real estate, equipment and other personal property.  At December 31, 2008 , real estate represented the most significant long-lived asset that has not been fully depreciated or written down for impairment.

Recent Accounting Pronouncements

Financial Accounting Standards Board Staff Position 157-2, “Effective Date of Statement of Financial Accounting Standards (“SFAS”) No. 157,” delayed the effective date of SFAS No. 157 for all non-financial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010.  The Company is currently assessing the impact that the application of SFAS No. 157 to nonfinancial assets and liabilities will have on its results of operations and financial position.

RISK FACTORS

The Financial Statements are Unaudited.  The financial statements in Form 10-K for the year ended September 30, 2008 as filed with the Securities and Exchange Commission have not yet been audited by an independent accounting firm.  While the Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the fair presentation of financial statements in accordance with generally accepted accounting principles, because of its inherent limitations such internal control may not prevent or detect misstatements that may arise in an audit or review by an independent accounting firm.

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

Non-payment of Debentures.   The Company has outstanding debentures in the principal amount of approximately $19.5 million which, together with accrued interest thereon matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture,  while the senior secured debt, including debt owed to Mr. Modlin and Mr. Segall (Chairman and Chief Executive Officer, and Director, respectively),  is outstanding, in the absence of such restrictions the Company does not presently have the ability to repay the debentures.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under  the indenture governing the debentures.  Together with the other conditions described in the Liquidity and Capital  Resources section above, such condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

Index

A small number of customers have historically accounted for a majority of the Company’s sales.  Sales to the Company’s top five customers accounted for 54% and 67% of revenues in fiscal 2008 and 2007.  There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. GDC expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2009 and beyond. The loss of one or more of our service provider customers, such as occurred in the past through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results.  A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

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

The Company may receive communications from third parties asserting that the Company’s products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s common stock, thereby making it less likely that a stockholder will receive a premium in any sale of shares

Limited Protection of Intellectual Property. The Company relies upon a combination of patent, trade secret, copyright, and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued and has licensed certain U.S., Canadian and other foreign patents with respect to certain products, including licenses granted under patents sold in 2008. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company’s patents and/or patent licenses or that a court having jurisdiction over a dispute involving such patents would hold the Company’s patents and/or licenses valid, enforceable and infringed. The Company also typically enters into confidentiality and invention assignment agreements with its employees and independent contractors, and non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company’s technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company’s business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company’s products are or may be developed, manufactured or sold may not protect the Company’s products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company’s technology and products more likely.

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

Historically the Company has had little or no exposure to market risk in the area of changes in foreign currency except to the extent the Company invoices customers in foreign currencies and is, therefore, subject to foreign currency exchange rate risk on any individual invoice while it remains unpaid, a period that normally is less than 90 days.  At December 31, 2008 such accounts receivable were not significant.

The interest rate on the Company’s $4.5 million real estate mortgage fluctuates based upon the London Interbank Borrowing Rate which may result in a different rate of interest being charged than if such interest was based on the U.S. bank prime lending rate.

ITEM 4.  CONTROLS AND PROCEDURES

The registrant carried out an evaluation, under the supervision and with the participation of the registrant’s management, including the registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures as of December 31, 2008 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Index

There were no changes in the registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000.  Such dividend arrearages total $14,995,673 as of December 31, 2008.

ITEM 6.  EXHIBITS

(a)  Exhibits Index:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DATACOMM INDUSTRIES, INC.

February 17, 2009	/s/ William G. Henry
William G. Henry
Vice President, Finance and Administration
Chief Financial Officer