Form 10-Q
period 2009-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 2009-05-15
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☐               No ☒

As of March 31, 2009, there were outstanding the following number of shares of each of the issuer’s classes of common equity:

  3,487,473 shares of common stock, par value $0.01 per share
634,615 shares of Class B stock, par value $0.01 per share

GENERAL DATACOMM INDUSTRIES, INC.

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

General DataComm Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands except shares)

	March 31,	September 30,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$67	$136
Accounts receivable, less allowance for doubtful accounts of $238 at March 31, 2009 and $228 at September 30, 2008	482	993
Inventories	2,112	3,173
Other current assets	516	482
Total current assets	3,177	4,784
Property, plant and equipment, net	3,467	3,638
Total Assets	6,644	8,422

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt (including $2,756 and $2,505 of notes payable to related parties at March 31, 2009 and September 30, 2008, respectively)	22,353	21,972
Accounts payable	2,635	2,580
Accrued payroll and payroll-related costs	577	552
Accrued interest	11,138	10,015
Other current liabilities	2,405	2,657
Total current liabilities	39,108	37,776
Long-term debt, less current portion	4,500	4,500
Other liabilities	498	498
Total Liabilities	44,106	42,774

Commitments and contingencies	-	-

Stockholders’ deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized; 781,996 shares issued and outstanding; $34.9 million liquidation preference, including $15.4 million of cumulative dividend arrearages at March 31, 2009	782	782
Class B stock, par value $.01 per share, 5,000,000 shares authorized; 634,615 shares issued and outstanding	6	6
Common stock, par value $.01 per share, 25,000,000 shares authorized; 3,487,473 shares issued and outstanding	35	35
Capital in excess of par value	199,317	199,251
Accumulated deficit	(237,647)	(234,486)
Accumulated other comprehensive income	45	60
Total Stockholders’ Deficit	(37,462)	(34,352)
Total Liabilities and Stockholders’ Deficit	$6,644	$8,422

The accompanying notes are an integral part of these
 condensed consolidated financial statements.

Index

General DataComm Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
 (Unaudited)
(in thousands except share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues:
Product	$1,548	$1,656	$3,293	$5,075
Service	510	410	1,109	1,071
Total	2,058	2,066	4,402	6,146

Cost of revenues:
Product	1,300	889	2,551	2,349
Service	197	379	475	852
Total	1,497	1,268	3,026	3,201

Gross margin	561	798	1,376	2,945

Operating expenses:

Selling, general and administrative	1,093	1,598	2,175	3,151
Research and product development	408	823	937	1,506
	1,501	2,421	3,112	4,657

Operating loss	(940)	(1,623)	(1,736)	(1,712)

Interest expense	(785)	(737)	(1,537)	(1,514)

Other income, net	23	3,142	81	2,483

Income (loss) before income taxes	(1,702)	1,519	(3,192)	771

Income tax provision (benefit)	(34)	2	(31)	5

Net income (loss)	(1,668)	1,517	(3,161)	766

Dividends applicable to preferred stock	(440)	(440)	(880)	(880)

Net income (loss) applicable to common and Class B stock	$(2,108)	$1,077	$(4,041)	$(114)

Earnings (loss) per share:
Basic – common stock	$(0.51)	$0.27	$(0.98)	$(0.03)
Diluted – common stock	$(0.51)	$0.26	$(0.98)	$(0.03)
Basic – Class B stock	$(0.51)	$0.24	$(0.98)	$(0.03)
Diluted – Class B stock	$(0.51)	$0.24	$(0.98)	$(0.03)

Weighted average number of common and Class B shares outstanding:
Basic - common stock	3,487,473	3,483,010	3,487,473	3,478,668
Diluted – common stock	3,487,473	4,122,088	3,487,473	3,478,668
Basic - Class B stock	634,615	639,078	634,615	643,420
Diluted – Class B stock	634,615	639,078	634,615	643,420

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Index

General DataComm Industries, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
(In thousands)

	Six Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(3,161)	$766
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	177	139
Stock compensation expense	66	123
Gain on sale of patents	-	(3,891)
Changes in:
Accounts receivable	511	(23)
Inventories	1,061	(594)
Accounts payable	55	(458)
Accrued payroll and payroll-related costs	25	91
Accrued interest	1,123	612
Other net current liabilities	(286)	(897)
Other net long-term assets	(15)	(18)

Net cash used by operating activities	(444)	(4,150)

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(6)	(71)
Net proceeds from sale of patents	-	3,891
Net cash provided (used) by investing activities	(6)	3,820

Cash flows from financing activities:

Proceeds from notes payable to related party	250	125
Principal payments on notes payable to related party	-	(395)
Proceeds from notes payable to unrelated party	234	226
Principal payments on notes payable to unrelated party	(103)	(90)

Net cash provided (used) by financing activities	381	(134)

Net increase (decrease) in cash and cash equivalents	(69)	(464)

Cash and cash equivalents, beginning of period	136	1,296

Cash and cash equivalents, end of period	$67	$832

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$221	$763
Income and franchise taxes	$6	$6

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Index

GENERAL DATACOMM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation and Liquidity

The accompanying financial statements of General DataComm Industries, Inc. (the “Company”) for the three and six months ended March 31, 2009 and 2008 have been prepared by the Company, without audit, on a going concern basis, in accordance with rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of results which may be achieved for the entire fiscal year ending September 30, 2009.  The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008 as filed with the Securities and Exchange Commission.

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

The Company incurred a net loss and used a significant amount of cash in its operating activities for the six months ended March 31, 2009.  The Company has no current ability to borrow additional funds except as may be provided pursuant to a receivable sales agreement with a related party.  It must, therefore, plan on funding operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and others.  In addition, at March 31, 2009 the Company had a stockholders’ deficit of approximately $37.5 million, and a working capital deficit of approximately $35.9 million, including debentures in the principal amount of $19.5 million, together  with accrued interest thereon ($10.8 million), which matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while senior secured debt is outstanding, in the absence of such restrictions the Company does not have the ability to repay the debentures.  As of March 31, 2009, senior secured debt consists of notes payable to related parties and a real estate mortgage.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under the indenture governing the debentures.

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

3.  Earnings (Loss) Per Share

Basic earnings per share is computed by allocating net income available to common stockholders and to Class B shareholders based on their contractual participation rights to share in such net income as if all the income for the year had been distributed.  Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock.  However, a net loss is allocated evenly to all shares.  The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period.  Diluted earnings per common share assumes the conversion of Class B stock into common stock.  Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period.  In computing diluted earnings per share, which only applies in the event there is net income, the average price of the Company’s common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants.  Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued.  The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three and six months ended March 31, 2009 and 2008 (in thousands, except shares and per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Net income (loss)	$(1,668)	$1,517	$(3,161)	$766
Dividends applicable to preferred stock	(440)	(440)	(880)	(880)
Net income (loss) applicable to common and Class B stock	$(2,108)	$1,077	$(4,041)	$(114)

Net income (loss) applicable to common stock-basic	$(1,783)	$924	$(3,418)	$(96)
Net income (loss) applicable to Class B stock-basic and diluted	$(325)	$153	$(623)	$(18)

	Three Months Ended March 31,
	2009	2008	2009	2008
	Common Stock		Class B Stock
Numerator for basic earnings per share - net income (loss)	$(1,783)	$924	$(325)	$153
Reallocation of net income for potential dilutive common shares	--	153	--	--
Numerator for diluted earnings per share – net income (loss)	(1,783)	1,077	(325)	153

Denominator for basic earnings per share-weighted average outstanding Shares	3,487,473	3,483,010	634,615	639,078
Effect of dilutive securities:
Class B stock	--	639,078	--	--
Denominator for diluted earnings per share	3,487,473	4,122,088	634,615	639,078

Basic earnings (loss) per share	$(0.51)	$0.27	$(0.51)	$0.24
Diluted earnings (loss) per share	$(0.51)	$0.26	$(0.51)	$0.24

Index

	Six Months Ended March 31,
	2009	2008	2009	2008
	Common Stock		Class B Stock
Numerator for basic and diluted earnings per share – net loss	$(3,418)	$(96)	$(623)	$(18)
Denominator for basic and diluted earnings per share-weighted average outstanding shares	3,487,473	3,478,668	634,615	643,420
Basic and diluted loss per share	$(0.98)	$(0.03)	$(0.98)	$(0.03)

In the three and six months ended March 31, 2009 and 2008, no effect has been given to certain outstanding options, warrants and convertible securities in computing diluted loss per share as their effect would be antidilutive.  Such share amounts outstanding at March 31, 2009 and 2008 which could potentially dilute basic earnings per share are as follows:

	No. of Shares
	2009	2008
Stock warrants	4,093,251	4,093,251
Stock options	3,313,991	3,492,298
Convertible preferred stock	143,223	143,223
Total	7,550,465	7,728,772

4.  Inventories

Inventories consist of (in thousands):

	March 31,	September 30,
	2009	2008
Raw materials	$44	$160
Work-in-process	1,028	1,286
Finished goods	1,040	1,727
	$2,112	$3,173

Inventories are stated at the lower of cost or market using a first-in, first-out method.  Reserves in the amount of $2,913,000 and $3,033,000 were recorded at March 31, 2009 and September 30, 2008, respectively, for excess and obsolete inventories.

5.  Long-Term Debt

Long-term debt consists of (in thousands):	March 31,	September 30,
	2009	2008

Notes Payable to Related Parties	$2,756	$2,505
Note Payable to Unrelated Party	146	14
Debentures matured October 1, 2008	19,453	19,453
Real Estate Mortgage due July 31, 2010	4,500	4,500
	26,855	26,472
Less current portion	22,355	21,972
	$4,500	$4,500

Long-term debt totaling $ 22,355,000 has matured as of March 31, 2009, of which $19,453,000 in debentures matured October 1, 2008 but are restricted from being paid until senior debt is paid (see discussion below).  The real estate mortgage in the amount of $4,500,000 is due July 31, 2010.

The Company believes that the values of the note payable to unrelated party and real estate mortgage approximate their respective fair values due to the recent placement of such debt.    Also, notes payable to related parties are considered to approximate fair value.  However, the estimated fair value of debentures, with a face value totaling $19,453,000 is considered to be substantially lower than carrying value due to the debentures being subordinated to both the real estate and related party debt.  However, due to the extremely limited market (if any) for the debentures, the Company is unable to determine the current fair value.

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

Accrued interest on all such loans amounted to $249,286 and $111,866 at March 31, 2009 and September 30, 2008, respectively.  All loans made by Mr. Modlin and Mr. Segall are collateralized by all the assets of the Company.

Debentures

Debentures in the principal amount of $19,453,000 matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while senior secured debt is outstanding, in the absence of such restrictions the Company does not have the ability to repay the debentures.  Senior secured debt in the principal amount of $7,255,943 was outstanding at March 31, 2009.  Therefore, no payments to debenture holders have been made as of March 31, 2009.  Interest accrues at the annual rate of 10% and totaled $10,799,208 at March 31, 2009.  See Note 1. “Basis of Presentation and Liquidity.”

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

Index

6.  Accounting for Stock-Based Compensation

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R) “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) using the modified prospective method.  Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments (including stock options) granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated  in accordance with the provisions of SFAS No. 123R.  Results for prior periods were not restated.  Compensation cost is recorded over the stock options’ vesting periods.  As a result of adopting SFAS No. 123R, compensation cost recognized in the quarter ended March 31, 2009 and 2008 was $28,041 and $57,000, respectively.   Compensation cost recognized in the six months ended March 31, 2009 and 2008 was $65,718 and $122,905, respectively.

7.  Employee Incentive Plans

Stock Award, Grants and Options
The Company has adopted a 2003 Stock and Bonus Plan (“2003 Plan”) reserving 459,268 shares of Class B stock and 459,268 shares of common stock and a 2005 Stock and Bonus Plan (“2005 Plan”) reserving 2,400,000 shares of common stock.  No shares of Class B stock are authorized under the 2005 Plan and no further shares of Class B stock are available under the 2003 Plan.  Officers and key employees may be granted non-incentive stock options at an exercise price equal to, greater than or less than the market price on the date of grant.  While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% per year over a five-year period and expire within ten years. At March 31, 2009 there were 468,926 options available for future issuance under the plans.

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

A summary of stock options outstanding under the Company’s stock plans as of September 30, 2008 and changes during the six months ended March 31, 2009 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2008	3,370,671	$0.59
Options granted	-	-
Options exercised	-	-
Options cancelled or expired	(56,680)	3.80
Options outstanding, March 31, 2009	3,313,991	$0.54	7.10	$0
Vested or expected to vest at March 31, 2009	2,785,422	$0.47	7.03	$0
Exercisable at March 31, 2009	1,702,101	$0.74	6.62	$0

As of March 31, 2009, there was $161,393 of total unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted,-average period of 1.56 years.  There were no options granted during the six months ended March 31, 2009.

Index

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

The deferred profit sharing portion of the plan provides that the Company may make contributions to the plan out of profits at the discretion of the Company.  There were no such contributions in the six months ended March 31, 2009 and 2008.

8.  Gain on Sale of Patents

On February 5, 2008, the Company completed the sale of selected patents and patent applications for proceeds of $4,000,000.  The patents and patent applications sold relate to the Company’s product lines, and the Company retained a non-exclusive, royalty-free license under the patents for all its product lines.

As a result of the sale, the Company recorded a gain in the amount of $3,891,000 in the quarter ended March 31, 2008.  The Company used the funds for general corporate purposes, including payment of debt and interest and for working capital.

9.  Receivable Sales Agreement with Related Party and Subsequent Event

On October 24, 2008, the Company’s subsidiary, General DataComm, Inc., entered into a Receivable Sales Agreement with Howard S. Modlin, the Company’s Chief Executive Officer, pursuant to which Mr. Modlin initially purchased receivables with a face value of $256,242 for an aggregate purchase price of $250,000, representing a 2.5% discount.  Thereafter, Mr. Modlin made additional purchases  through March 31, 2009 with a face value of $2,805,301 for an aggregate purchase price of $2,737,000 under this agreement.  For accounting purposes, the discount is recorded as interest expense at the time of purchase.

Subsequent to March 31, 2009 and through May 13, 2009, Mr. Modlin made additional receivable purchases with a face value of $1,037,300 for an aggregate purchase price of $1,018,000.

10.   Contingencies

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

Litigation

A former employee filed a lawsuit in a French court claiming additional compensation owed relating to his dismissal.  In March 2009, the Company was advised of an adverse decision in this case.  While notice of judgment has not been received, the Company anticipates the claim to be in the approximate amount of 160,000 Euros (or approximately $213,000 at March 31, 2009) and, therefore, reserves to cover such payment have been recorded in the Company’s financial statements as of March 31, 2009.  The Company intends to appeal the judgment when received.

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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended March 31,		Six Months Ended March 31,

(in thousands)	2009	2008	2009	2008

Product	$1,548	$1,656	$3,293	$5,075
Service	510	410	1,109	1,071
Total Revenues	$2,058	$2,066	$4,402	$6,146

Revenues for the three months ended March 31, 2009 decreased $8,000 or 0.4%, to $2,058,000 from $2,066,000 reported for the three months ended March 31, 2008.  Product revenues decreased $108,000, or 6.5%, while service revenues increased $100,000, or 24.4%.

The 2009 quarter included shipments of $350,000 under a new contract with a large telephone company of an ATM concentrator product, part of the multi-service switch product line.  This increase in product sales was more than offset by a reduced level of purchases by existing customers of network access products.  Sales of the multi-service switch product line increased to approximately 73% of product revenue in the 2009 quarter versus approximately 42% in the 2008 quarter.

The increase in service revenues in the quarter was due to service contracts awarded in the 2009 quarter from new customers.
Revenues in the six months ended March 31, 2009 decreased $1,744,000, or 28.4%, to $4,402,000 from $6,146,000 reported for the six months ended March 31, 2008.  Product revenues decreased $1,782,000, or 35.1%, while service revenues increased $38,000, or 3.5%.

The product sales decrease in the six month comparison was due to large orders in the 2008 six month period from two customers for network expansion that did not repeat in the 2009 six month period, and this accounted for a reduction in sales of $1,552,000.  In addition, in the 2008 period the Company realized $227,000 from the sale of software security products that also did not repeat in the 2009 quarter.  These decreases were offset in part by shipments of $350,000 under a new contract mentioned above.  Other net decreases of $315,000 reflect  lower sales of network access products.  For the six months ended March 31, 2009, sales of the multi-services switch product line increased to approximately 68% of product revenue, from approximately 55% in the comparable prior year period.

Index

Foreign sales accounted for approximately 41% and 36% of revenue in the six months ended March 31, 2009 and 2008, respectively.

The Company anticipates that demand for its legacy network access products will continue to decline and due to the “Risk Factors” mentioned below, there can be no assurance that orders for new products and products with enhanced features will increase to offset this decline.  Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Margin

	Three Months Ended March 31,		Six Months Ended March 31,

(in thousands)	2009	2008	2009	2008
Product	$248	$767	$742	$2,726
Service	313	31	634	219
Total Gross Margin	$561	$798	$1,376	$2,945
Percentage of Product Revenues	16.0%	46.3%	22.5%	53.7%
Percentage of Service Revenues	61.4%	7.6%	57.2%	20.4%
Percentage of Total Revenues	27.3%	38.6%	31.3%	47.9%

Gross margin, as a percentage of revenues in the three months ended March 31, 2009, was 27.3% as compared to 38.6% in the three months ended March 31, 2008, a decrease of 11.3%.

Product gross margin, as a percentage of product revenues, decreased 30.3%.  Competitive pricing on a new contract and related higher start-up costs on a new multi-service switch product contributed to a 5.4% reduction in gross profit margin.    In addition, a reduction of the favorable impact in the prior year of acquiring lower cost components accounted for a reduction of 8.4% and manufacturing inefficiencies associated with lower sales volumes contributed another 16.6% to the gross margin reduction.

Service gross margin, as a percentage of revenues, increased 53.8%.  The increase in service revenue contributed 18.1% to the gross margin percentage, while cost reductions contributed the balance of 35.7%.  Cost reductions resulted from service organization being restructured and, in some cases reallocated to sales support functions, to adjust to a lower revenue stream from recurring contracts.  Compensation cost reductions and related expenses, along with lower use of outside contractors, accounted for the reduction.

Gross margin, as a percentage of revenues in the six months ended March 31, 2009, was 31.3% as compared to 47.9% in the six months ended March 31, 2008, a decrease of 16.6%.

Product gross margin, as a percentage of product revenues, decreased 31.2%.  The decrease was due to lower margins primarily on new products (-1.7%), a reduction of the favorable impact in the prior year of acquiring lower cost components  (-5.0%) and manufacturing inefficiencies associated with lower sales volumes (-18.0%).

Service gross margin, as a percentage of revenues increased 36.8%.  The primary reasons for the improvement are cost reductions resulting from restructuring the service organization, in some cases being reallocated to sales support functions, compensation cost reductions and lower use of outside contractors.

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

Index

Selling, General and Administrative

	Three Months Ended March 31,		Six Months Ended March 31,

(in thousands)	2009	2008	2009	2008

Selling, general and administrative	$1,093	$1,598	$2,175	$3,151
Percentage of revenues	52.4%	77.3%	49.4%	51.3%

The Company’s selling, general and administrative expenses decreased to $1,093,000, or 52.4% of revenues in the three months ended March 31, 2009 from $1,598,000, or 77.3% of revenues in the three months ended March 31, 2008.  The decrease in spending in the quarter of $505,000, or 31.6%, was primarily a result of lower compensation costs of $509,000 due to salary and benefit reductions for sales and administrative staff, along with lower commissions resulting from lower revenues. Other items were a net increase of $4,000.

Research and Product Development

	Three Months Ended March 31,		Six Months Ended March 31,

(in thousands)	2009	2008	2009	2008

Research and product development	$408	$823	$937	$1,506
Percentage of revenues	19.8%	39.8%	21.3%	24.5%

Research and product development expenses decreased to $408,000, or 19.8% of revenues in the three months ended March 31, 2009, as compared to $823,000, or 39.8% of revenues, in the three months ended March 31, 2008.  The decrease of $415,000, or 50.4%, was primarily the result of lower compensation costs of $315,000 due to salary and benefit reductions taken by the engineering staff and headcount reductions resulting from a combination of attrition and lay-offs and $44,000 in lower costs of outside contractors.  Other net reductions were $56,000.

Research and product development expenses decreased to $937,000, or 21.3% of revenues in the six months ended March 31, 2009, as compared to $1,506,000, or 24.5% of revenues, in the six months ended March 31, 2008.  The decrease of $569,000, or 37.8%, resulted from lower compensation and benefit costs of $538,000.  Other net reductions were $31,000.

Interest Expense

Interest expense increased to $785,000 in the three months ended March 31, 2009 from $737,000 in the three months ended March 31, 2008.  The increased interest charges of $48,000 resulted primarily from a higher interest rate on the real estate mortgage in the 2009 quarter, which rate became effective January 1, 2009 when the mortgage was amended, and from interest charges associated with the sales of accounts receivable to a related party in 2009.

These items also accounted for the increase in interest expenses of $23,000, from $1,514,000 to $1,537,000, in the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2009 and 2008 totaled $23,000 and $3,879,000, respectively.  The 2009 quarterly amount includes $21,000 received from a tradename license, and $2,000 in other net income items.  The 2008 quarterly amount includes $3,891,000 from the gain on the sale of patents and $12,000 received from a tradename license offset by $24,000 in other net expense items.

Other income (expense) for the six months ended March 31, 2009 and 2008 totaled $81,000 and $3,997,000, respectively.  The 2009 six month period includes $50,000 received in a legal settlement, $40,000 received from a tradename license and $13,000 of other net income items, offset by $22,000 of realized foreign exchange losses.  The 2008 six month period includes $3,891,000 from the gain on the sale of patents, $26,000 received from a tradename license and $100,000 from a negotiated professional fee reduction offset by $20,000 in other net expense items.

Index

Provision for Income Taxes

The income tax provisions for the three months ended March 31, 2009 includes $37,000 related to a refund of prior years’ general business credit under provisions of the Housing and Economic Recovery Act of 2008, offset by $3,000 in current state tax liabilities.  The income tax provision for the six months ended March 31, 2009 includes the quarterly amounts plus an additional $3,000 in current state tax liabilities.

The income tax provisions for the three and six months ended March 31, 2008 reflect current state tax provisions, only.

No federal income tax provisions were provided in the three and six months ended March 31, 2009 and 2008 due to the valuation allowance provided against deferred tax assets.  The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years and the operating losses in fiscal 2009.  The Company has federal tax credit and net operating loss carryforwards of approximately $11.9 million and $217.6 million, respectively, as of September 30, 2008.

Liquidity and Capital Resources

	March 31,	September 30,
(in thousands)	2009	2008

Cash and cash equivalents	$67	$136
Working capital (deficit)	(35,931)	(32,992)
Total assets	6,644	8,422
Long-term debt, including current portion	26,853	26,472
Total liabilities	44,106	42,774

	Six Months Ended March 31,
	2009	2008

Net cash provided (used) by:
Operating activities	$(444)	$(4,150)
Investing activities	(6)	3,820
Financing activities	381	(134)

Note:  Significant risk factors exist due to the Company’s limited financial resources and its present inability to repay its debentures which matured on October 1, 2008.   See “Risk Factors” below for further discussion.

Cash Flows

Net cash used by operating activities totaled $3,431,000 in the six months ended March 31, 2009.  The net loss in the period was $3,161,000.  Included in this net loss were non-cash expenses for depreciation and amortization of $177,000 and stock compensation expense of $66,000.   A decrease in accounts receivable due to levels of customer collections and sales of accounts receivable (to a related party)   being higher than new sales levels resulted in a source of cash of $511,000.  Inventories were lower by $1,061,000 as the Company was able to achieve shipments of on-hand inventories to satisfy new customer orders and generate a source of cash through reduced purchasing.  Unpaid interest which accrued on the Company’s debt increased $1,123,000 as a source of cash.  Other uses of cash included a reduction in deferred income on service contracts of $167,000 due to older contracts expiring and not being renewed, and other net uses of $54,000.

Net cash used by operating activities totaled $4,150,000 in the six months ended March 31, 2008.  Net income in the quarter was $766,000.  Included in this net income were a net gain of $3,891,000 related to the sale of patents and non-cash expenses for depreciation and amortization of $139,000 and stock compensation expense of $123,000.  A net increase of accrued interest resulted from additional interest charges of $1,375,000 reduced by interest payments to related parties of $446,000 and to others of $317,000.  Inventories increased due to purchases of materials required to meet product delivery requirements and resulted in a use of cash of $594,000.  Other net uses of cash included a reduction in accounts payable and accrued expenses of $539,000 due to payments made to professionals, suppliers and others, a reduction in deferred income on service contracts of $250,000 due to older contracts expiring and not being renewed, annual cash payments of pre-petition tax claims of $178,000, property tax payments of $189,000, favorable resolution of a property tax liability of $108,000 and other uses of $36,000.

Index

Net cash used by investing activities in the six months ended March 31, 2009 was $6,000 for the acquisition of equipment.  Net cash provided by investing activities in the six months ended March 31, 2008 was $3,820,000, including $3,891,000 from the sale of patents and $71,000 for the acquisition of equipment.

Net cash provided by financing activities in the six months ended March 31, 2009 was $381,000   Proceeds from notes payable to a related party of $250,000 and from notes payable to an unrelated party of $234,000 were offset by payments on a note payable to an unrelated party of $103,000.

Net cash provided by financing activities in the six months ended March 31, 2008 of $134,000 is comprised of proceeds from notes payable to an unrelated party of $226,000 and to a related party of $125,000 offset by payments on notes payable to a related party of $395,000 and to an unrelated party of $68,000.

Liquidity

The Company incurred a net loss and used a significant amount of cash in its operating activities for the six months ended March 31, 2009.  The Company has no current ability to borrow additional funds except as may be provided pursuant to a receivable sales agreement with a related party.  It must, therefore, plan on funding operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and others.  As discussed in the “Risk Factors” section that follows, at March 31, 2009 the Company has outstanding $19.5 million of debentures and accrued interest thereon of $10.8 million which matured on October 1, 2008.  The liquidity risks described above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Impairment of Long-Lived Assets.  The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed  by SFAS No. 144.  The Company's long-lived assets consist of real estate, equipment and other personal property.  At March 31, 2009 , real estate represented the most significant long-lived asset that has not been fully depreciated or written down for impairment.

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

Index

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

Dependence on Legacy and Recently Introduced Products and New Product Development. The Company’s future results of operations are dependent on market acceptance of existing and future applications for the Company’s current products and new products in development. Sales of  the Company’s legacy products, primarily digital service unit and V.34 product lines, declined to approximately 26% of product sales in fiscal 2008 from  30% in fiscal 2007. The Company anticipates that net sales from legacy products will continue to decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

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

Index

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

The Company may receive communications from third parties asserting that the Company’s products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties.  There can be no assurance that licenses from third parties would be available on acceptable terms if at all.  In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company’s business, financial condition, and results of operation could be materially adversely affected.

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

Index

The Company is Controlled by a Small Number of Stockholders and Certain Creditors.  In particular, Mr. Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 73% of the Company’s outstanding shares of Class B stock  and has stock options and warrants that would upon exercise allow him to own approximately 58% of the Company’s common stock, although all such options and warrants have exercise prices which are substantially over the market price of the common stock on March 31, 2009.  Furthermore, Mr. Modlin is also trustee for the benefit of the children of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 12% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors.  The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which may be designated by the debenture trustee.  The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full.  In the event of a payment default under the debentures which is not cured within 60 days after written notice, the debenture trustee shall be entitled to select a majority of the Board of Directors.  Accordingly, in the absence of a payment default under the debentures, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock and the debenture trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company.  This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s common stock, thereby making it less likely that a stockholder will receive a premium in any sale of shares. To date, the holders of the 9% Preferred Stock have not designated any directors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that impacts the Company’s financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates.

Historically the Company has had little or no exposure to market risk in the area of changes in foreign currency except to the extent the Company invoices customers in foreign currencies and is, therefore, subject to foreign currency exchange rate risk on any individual invoice while it remains unpaid, a period that normally is less than 90 days.  At March 31, 2009 such accounts receivable were not significant.

The interest rate on the Company’s $4.5 million real estate mortgage fluctuates based upon the London Interbank Borrowing Rate to the extent such rate exceeds a base of 4%, which may result in a different rate of interest being charged than if such interest was based on the U.S. bank prime lending rate.

ITEM 4.  CONTROLS AND PROCEDURES

The registrant carried out an evaluation, under the supervision and with the participation of the registrant’s management, including the registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures as of March 31, 2009 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the registrant’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Index

PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000.  Such dividend arrearages total $15,395,546 as of March 31, 2009.

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

GENERAL DATACOMM INDUSTRIES, INC.

May 15, 2009	/s/ William G. Henry
William G. Henry
Vice President, Finance and Administration
Chief Financial Officer