Form 10-Q
period 2009-06-30
GENERAL DATACOMM INDUSTRIES INC
filed 2009-08-14
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐  No  ☒

As of June 30, 2009, there were outstanding the following number of shares of each of the issuer’s classes of common equity:

3,487,473 shares of common stock, par value $0.01 per share
634,615 shares of Class B stock, par value $0.01 per share

GENERAL DATACOMM INDUSTRIES, INC.

*Note:
The financial statements for the three and nine months ended June 30, 2009 have not been reviewed by an independent accounting firm.  In addition, the financial statements as of September 30, 2008 are unaudited.  See Note 1 to Notes to Condensed Consolidated Financial Statements.

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

General DataComm Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands except shares)

	June 30,	September 30,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$42	$136
Accounts receivable, less allowance for doubtful accounts of $243 at June 30, 2009 and $228 at September 30, 2008	305	993
Inventories	1,627	3,173
Other current assets	467	482
Total current assets	2,441	4,784
Property, plant and equipment, net	3,406	3,638
Total Assets	5,847	8,422

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt (including $2,756 and $2,505 of notes payable to related parties at June 30, 2009 and September 30, 2008, respectively)	22,204	21,972
Accounts payable	2,564	2,580
Accrued payroll and payroll-related costs	296	552
Accrued interest	11,636	10,015
Other current liabilities	2,681	2,657
Total current liabilities	39,381	37,776
Long-term debt, less current portion	4,500	4,500
Other liabilities	472	498
Total Liabilities	44,353	42,774

Commitments and contingencies	-	-

Stockholders' deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized; 781,996 shares issued and outstanding; $35.4 million liquidation preference, including $15.8 million of cumulative dividend arrearages at June 30, 2009	782	782
Class B stock, par value $.01 per share, 5,000,000 shares authorized; 634,615 shares issued and outstanding	6	6
Common stock, par value $.01 per share, 25,000,000 shares authorized; 3,487,473 shares issued and outstanding	35	35
Capital in excess of par value	199,343	199,251
Accumulated deficit	(238,703)	(234,486)
Accumulated other comprehensive income	31	60
Total Stockholders’ Deficit	(38,506)	(34,352)
Total Liabilities and Stockholders’ Deficit	$5,847	$8,422

The accompanying notes are an integral part of these
 condensed consolidated financial statements.

Index

General DataComm Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009		2008
Revenues:
Product	$1,914	$3,078		$5,207	$8,153
Service	292	523		1,401	1,594
Total	2,206	3,601		6,608	9,747

Cost of revenues:
Product	1,123	1,455		3,674	3,804
Service	116	341		591	1,193
Total	1,239	1,796		4,265	4,997

Gross margin	967	1,805		2,343	4,750

Operating expenses:

Selling, general and administrative	1,104	1,778		3,279	4,929
Research and product development	341	904		1,278	2,410
	1,445	2,682		4,557	7,339

Operating loss	(478)	(877)		(2,214)	(2,589)

Interest expense	(743)	(699)		(2,280)	(2,213)

Other income, net	156	11		237	4,008

Loss before income taxes	(1,065)	(1,565)		(4,257)	(794)

Income tax provision (benefit)	(9)	3		(40)	8

Net loss	(1,056)	(1,568)		(4,217)	(802)

Dividends applicable to preferred stock	(440)	(440)		(1,320)	(1,320)

Net loss applicable to common and Class B stock	$(1,496)	$(2,008)		$(5,537)	$(2,122)

Earnings (loss) per share:
Basic and diluted – common stock	$(0.36)	$(0.49)	$	(1.34)	$(0.51)
Basic and diluted – Class B stock	$(0.36)	$(0.49)		$(1.34)	$(0.51)

Weighted average number of common and Class B shares outstanding:
Basic and diluted - common stock	3,487,473	3,487,473		3,487,473	3,481,592
Basic and diluted – Class B stock	634,615	634,615		634,615	640,496

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Index

General DataComm Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(4,217)	$(802)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	266	227
Stock compensation expense	92	177
Gain on sale of patents	-	(3,891)
Changes in:
Accounts receivable	688	(980)
Inventories	1,546	(214)
Accounts payable	(16)	(304)
Accrued payroll and payroll-related costs	(256)	(12)
Accrued interest	1,621	1,095
Other net current liabilities	(47)	(104)
Other net long-term assets	(55)	(20)

Net cash used by operating activities	(378)	(4,828)

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(34)	(257)
Net proceeds from sale of patents	-	3,891

Net cash provided (used) by investing activities	(34)	3,634

Cash flows from financing activities:
Proceeds from notes payable to related party	250	375
Principal payments on notes payable to related party	-	(395)
Proceeds from notes payable to unrelated party	234	226
Principal payments on notes payable to unrelated party	(166)	(156)

Net cash provided by financing activities	318	50

Net decrease in cash and cash equivalents	(94)	(1,144)

Cash and cash equivalents, beginning of period	136	1,296

Cash and cash equivalents, end of period	$42	$152

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$359	$883
Income and franchise taxes	$10	$6

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Index

GENERAL DATACOMM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation and Liquidity

The accompanying financial statements of General DataComm Industries, Inc. (the “Company”) for the three and nine months ended June 30, 2009 have been prepared by the Company on a going concern basis, in accordance with rules and regulations of the Securities and Exchange Commission.   However, such financial statements have not been reviewed by an independent public accounting firm.  In addition, the financial statements for the year ended September 30, 2008 have not been audited by an independent accounting firm.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of results which may be achieved for the entire fiscal year ending September 30, 2009.  The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008 as filed with the Securities and Exchange Commission.

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

The Company incurred a net loss and used a significant amount of cash in its operating activities for the nine months ended June 30, 2009.  The Company has no current ability to borrow additional funds except as may be provided pursuant to a receivable sales agreement with a related party.  It must, therefore, plan on funding operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and others.  In addition, at June 30, 2009 the Company had a stockholders’ deficit of approximately $38.5 million, and a working capital deficit of approximately $36.9 million, including debentures in the principal amount of $19.4 million, together  with accrued interest thereon ($11.2 million), which matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while senior secured debt is outstanding, in the absence of such restrictions the Company does not have the ability to repay the debentures.  As of June 30, 2009, senior secured debt consists of notes payable to related parties and a real estate mortgage.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under the indenture governing the debentures.

The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern.  To continue operations, management has responded by entering into a receivable sales agreement with a related party to provide liquidity and by selling its patents in 2008 for proceeds of $4,000,000 while retaining rights to use the patented technologies.  In addition, management has implemented operational changes, including closing its foreign offices, reducing certain salaries, restructuring the sales force, increasing factory and office shutdown time, constraining expenses and reducing the employee workforce.  The Company also continues to pursue the sale or lease of its headquarters’ land and building in Naugatuck, CT.  In 2007 the balance of the Company’s initial senior debt was replaced with mortgage debt on more favorable terms.

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

3. Earnings (Loss) Per Share

Basic earnings per share is computed by allocating net income available to common stockholders and to Class B shareholders based on their contractual participation rights to share in such net income as if all the income for the year had been distributed.  Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock.  However, a net loss is allocated evenly to all shares.  The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period.  Diluted earnings per common share assumes the conversion of Class B stock into common stock.  Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period.  In computing diluted earnings per share, which only applies in the event there is net income, the average price of the Company’s common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants.  Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued.  The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three and  nine months ended June 30, 2009 and 2008 (in thousands, except shares and per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009		2008

Net loss	$(1,056)	$(1,568)	$	(4,217)	$(802)
Dividends applicable to preferred stock	(440)	(440)		(1,320)	(1,320)
Net loss applicable to common and Class B stock	$(1,496)	$(2,008)		$(5,537)	$(2,122)

Net loss applicable to common stock-basic and diluted	$(1,266)	$(1,695)		$(4,685)	$(1,792)
Net loss applicable to Class B stock-basic and diluted	$(230)	$(313)	$	(852)	$(330)

	Three Months Ended June 30,
	2009	2008	2009	2008
	Common Stock		Class B Stock
Numerator for basic and diluted earnings per share - net loss	$(1,266)	$(1,695)	$(230)	$(313)

Denominator for basic and diluted earnings per share-weighted average outstanding shares	3,487,473	3,487,473	634,615	634,615
Basic and diluted loss per share	$(0.36)	$(0.49)	$(0.36)	$(0.49)

Index

	Nine Months Ended June 30,
	2009		2008	2009		2008
	Common Stock			Class B Stock
Numerator for basic and diluted earnings per share – net loss	$	(4,685)	$(1,792)	$	(852)	$(330)
Denominator for basic and diluted earnings per share-weighted average outstanding shares		3,487,473	3,481,592		634,615	640,496
Basic and diluted loss per share		$(1.34)	$(0.51)		$(1.34)	$(0.51)

In the three and nine months ended June 30, 2009 and 2008, no effect has been given to certain outstanding options, warrants and convertible securities in computing diluted loss per share as their effect would be antidilutive.  Such share amounts outstanding at June 30, 2009 and 2008 which could potentially dilute basic earnings per share are as follows:

	No. of Shares
	2009	2008
Stock warrants	4,093,251	4,093,251
Stock options	3,252,981	3,461,631
Convertible preferred stock	143,223	143,223
Total	7,489,455	7,698,105

4.  Inventories

Inventories consist of (in thousands):

	June 30,	September 30,
	2009	2008
Raw materials	$176	$160
Work-in-process	1,032	1,286
Finished goods	419	1,727
	$1,627	$3,173

Inventories are stated at the lower of cost or market using a first-in, first-out method.  Reserves in the amount of  $ 2,912,000 and $3,033,000 were recorded at June 30, 2009 and September 30, 2008, respectively, for excess and obsolete inventories.

 5.  Long-Term Debt

Long-term debt consists of (in thousands):	June 30,	September 30,
	2009	2008

Notes Payable to Related Parties	$2,756	$2,505
Note Payable to Unrelated Party	81	14
Debentures matured October 1, 2008	19,367	19,453
Real Estate Mortgage due July 31, 2010	4,500	4,500
	26,704	26,472
Less current portion	22,204	21,972
	$4,500	$4,500

Long-term debt totaling $ 22,204,000 has matured as of June 30, 2009, of which $19,367,000 in debentures matured October 1, 2008 but are restricted from being paid until senior debt is paid (see discussion below).  The real estate mortgage in the amount of $4,500,000 is due July 31, 2010.

The Company believes that the values of the note payable to unrelated party and real estate mortgage approximate their respective fair values.    Also, notes payable to related parties are considered to approximate fair value when considering their senior secured interest in the Company’s assets.  However, the estimated fair value of debentures, with a face value totaling $19,367,000 is considered to be substantially lower than carrying value due to the debentures being subordinated to both the real estate and related party debt.  However, due to the extremely limited market (if any) for the debentures, the Company is unable to determine the current fair value.

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

Accrued interest on all such loans amounted to $311,762 and $111,866 at June 30, 2009 and September 30, 2008, respectively.  All loans made by Mr. Modlin and Mr. Segall are collateralized by all the assets of the Company and are presently due and payable.  No demand for payment of such loans has been made by either Mr. Modlin or Mr. Segall and, if made, the Company presently would be unable to make such payments.  All warrants have exercise prices that are above the current market price of common stock.

Debentures

Debentures in the principal amount of $19,367,000 matured on October 1, 2008.  The debentures have a subordinated security interest in all the assets of the Company.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while senior secured debt is outstanding, in the absence of such restrictions the Company does not have the ability to repay the debentures.  Senior secured debt in the principal amount of $7,255,945 was outstanding at June 30, 2009.  Therefore, no payments to debenture holders have been made as of June 30, 2009.  Interest accrues at the annual rate of 10% and totaled $11,234,761 at June 30, 2009.  See Note 1. “Basis of Presentation and Liquidity.”

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

On December 8, 2008 the Company finalized an amendment of the mortgage loan for the purpose of extending the maturity of such mortgage loan from July 31, 2009 to July 31, 2010.  As consideration for the extension, the interest rate was increased effective January 1, 2009 to 30-day LIBOR plus 8% from 30-day LIBOR plus 6%, the minimum 30-day LIBOR was set at 4%, and an extension fee of $45,000 is payable August 1, 2009.  All other terms and conditions remain the same.  The interest rate was 12% at June 30, 2009.

Index

6.  Accounting for Stock-Based Compensation

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R) “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) using the modified prospective method.  Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments (including stock options) granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated  in accordance with the provisions of SFAS No. 123R.  Results for prior periods were not restated.  Compensation cost is recorded over the stock options’ vesting periods.  As a result of adopting SFAS No. 123R, compensation cost recognized in the quarter ended June 30, 2009 and 2008 was $ 26,000 and $ 54,000, respectively.   Compensation cost recognized in the nine months ended June 30, 2009 and 2008 was $92,000 and $177,000, respectively.

7.  Employee Incentive Plans

Stock Award, Grants and Options
The Company has adopted a 2003 Stock and Bonus Plan (“2003 Plan”) reserving 459,268 shares of Class B stock and 459,268 shares of common stock and a 2005 Stock and Bonus Plan (“2005 Plan”) reserving 2,400,000 shares of common stock.  No shares of Class B stock are authorized under the 2005 Plan and no further shares of Class B stock are available under the 2003 Plan.  Officers and key employees may be granted non-incentive stock options at an exercise price equal to, greater than or less than the market price on the date of grant.  While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% per year over a five-year period and expire within ten years. At June 30, 2009 there were 551,036 options available for future issuance under the plans.

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

A summary of stock options outstanding under the Company’s stock plans as of September 30, 2008 and changes during the nine months ended June 30, 2009 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2008	3,370,671	$0.59
Options granted	-	-
Options exercised	-	-
Options cancelled or expired	(117,690)	2.00
Options outstanding, June 30, 2009	3,252,981	$0.54	6.84	$0
Vested or expected to vest at June 30, 2009	2,667,676	$0.47	6.77	$0
Exercisable at June 30, 2009	1,680,051	$0.75	6.37	$0

As of June 30, 2009, there was $ 131,128 of total unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted average period of 1.50 years.  There were no options granted during the nine months ended June 30, 2009.

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

The deferred profit sharing portion of the plan provides that the Company may make contributions to the plan out of profits at the discretion of the Company.  There were no such contributions in the nine months ended June 30, 2009 and 2008.

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

9.  Receivable Sales Agreement with Related Party and Subsequent Event

On October 24, 2008, the Company’s subsidiary, General DataComm, Inc., entered into a Receivable Sales Agreement with Howard S. Modlin, the Company’s Chief Executive Officer, pursuant to which Mr. Modlin initially purchased receivables with a face value of $256,242 for an aggregate purchase price of $250,000, representing a 2.5% discount.  Thereafter, Mr. Modlin made additional purchases  through June 30, 2009 with a face value of $ 4,885,027 for an aggregate purchase price of $ 4,772,000 under this agreement.  For accounting purposes, the discount is recorded as interest expense at the time of purchase.

Subsequent to June 30, 2009 and through August 12, 2009, Mr. Modlin made additional receivable purchases with a face value of $ 1,127,500 for an aggregate purchase price of $ 1,100,000.

10.  Litigation

A former employee filed a lawsuit in a French court claiming additional compensation owed relating to his dismissal.  In March 2009, the Company was advised of an adverse decision in this case  in the approximate amount of 160,000 Euros (or approximately $216,000 at June 30, 2009) and, therefore, reserves to cover such payment have been recorded in the Company’s financial statements as of   June 30, 2009.

11.   Contingencies

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

Index

12.  Subsequent Event

In July 2009, the Company reorganized its European operations and transferred responsibility for its European sales activities from its Paris location to its headquarters in Connecticut.   Such action resulted in the termination of the two remaining employees of its French subsidiary and ultimately will result in the closure of the Paris office.  The Company anticipates that severance and other dismissal obligations, remaining lease obligations and other costs related to the closure of the office aggregating approximately $375,000, will be recorded in the quarter ending September 30, 2009.

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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended June 30,		Nine Months Ended June 30,

(in thousands)	2009	2008	2009	2008

Product	$1,914	$3,078	$5,207	$8,153
Service	292	523	1,401	1,594
Total Revenues	$2,206	$3,601	$6,608	$9,747

Revenues for the three months ended June 30, 2009 decreased $1,395,000, or 38.7%, to $2,206,000 from $3,601,000 reported for the three months ended June 30, 2008.  Product revenues decreased $1,164,000, or 37.8%, while service revenues decreased $231,000, or 44.2%.

The product sales decrease in the quarter-to-quarter comparison was due to a single large order in the prior year quarter.  A major network expansion for an existing customer contributed $1,250,000 to revenue in the prior year’s quarter and alone represented 39% of the 2008 quarter’s product sales.  Sales of the multi-service switch product line constituted approximately 69% of product revenue in the 2009 quarter while the legacy network access product line constituted approximately 31% of product revenue, both of which stayed about  level when compared to the prior year.

Index

The decrease in service revenue was due to expiration of a service contract in Europe where the customer transitioned the equipment and to subcontract work for a large telephone company in the 2008 quarter that did not repeat in the 2009 quarter.

Revenues in the nine months ended June 30, 2009 decreased $3,139,000, or 32.2%, to $6,608,000 from $9,747,000 reported for the nine months ended June 30, 2008.  Product revenues decreased $2,946,000, or 36.1%, while service revenues decreased $193,000, or 12.1%.

The product sales decrease in the nine month comparison was due to large orders in the 2008 nine month period from two customers for network expansion that did not repeat in the 2009 nine month period, and this accounted for a reduction in sales of $2,005,000.  In addition, in the 2008 period the Company realized $324,000 from the sale of software security products that also did not repeat in the 2009 quarter.  These decreases were offset in part by shipments of $929,000 under a new contract with a large telephone company of an ATM Concentrator product, part of the multi-service product line.  Other net decreases of $1,546,000 reflect primarily lower sales of network access products.  For the nine months ended June 30, 2009, sales of the multi-services switch product line increased to approximately 69% of product revenue, from approximately 58% in the comparable prior year period, whereas the network access product line decreased to approximately 31% of product revenue, from approximately 42% in the comparable prior year period.  Furthermore, the largest two customers represented 45% of 2009 product revenue and the largest six customers represented 74% of 2009 product revenue, reflecting a high concentration of business in a limited number of customers.

 Foreign sales accounted for approximately 42% and 31% of revenue in the nine months ended June 30, 2009 and 2008, respectively.

The Company anticipates that demand for its legacy network access products will continue to decline and due to the “Risk Factors” mentioned below, there can be no assurance that orders for new products and products with enhanced features will increase to offset this decline.  Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Margin

	Three Months Ended June 30,		Nine Months Ended June 30,

(in thousands)	2009	2008	2009	2008
Product	$791	$1,623	$1,533	$4,349
Service	176	182	810	401
Total Gross Margin	$967	1,805	$2,343	$4,750
Percentage of Product Revenues	41.3%	52.7%	29.4%	53. 3%
Percentage of Service Revenues	60.3%	34.8%	57.8%	25.2%
Percentage of Total Revenues	43.8%	50.1%	35.5%	48.7%

Gross margin, as a percentage of revenues in the three months ended June 30, 2009, was 43.8% as compared to 50.1% in the three months ended June 30, 2008, a decrease of 6.3%.

Product gross margin, as a percentage of product revenue, decreased 11.4%.  Competitive pricing on a new contract and related higher start-up costs on a new multi-service switch product contributed to a 9.9% reduction in gross profit margin,   and manufacturing inefficiencies associated with lower sales volumes contributed another 6.3% to the gross margin reduction.  Offsetting these decreases was the favorable impact of selling inventories previously written down (+4.5%).

Service gross margin, as a percentage of service revenue, increased 25.5%.  The improvement was due to operating cost reductions offsetting the reduced revenue level.  Cost reductions resulted from service organization being restructured and, in some cases reallocated to sales support functions, to adjust to a lower revenue stream from recurring contracts.  Compensation cost reductions and related expenses, along with lower use of outside contractors, accounted for the reduction.

Gross margin, as a percentage of revenues in the nine months ended June 30, 2009, was 35.5% as compared to 48.7% in the nine months ended June 30, 2008, a decrease of 13.2%.

Index

Product gross margin, as a percentage of product revenues, decreased 23.9%.  The decrease was due to lower margins primarily on new products (-5.1%), a reduction of the favorable impact in the prior year of acquiring lower cost components  (-3.1%),  manufacturing inefficiencies associated with lower sales volumes (-13.0%) and other net reductions (-2.7%).

Service gross margin, as a percentage of revenues increased 32.6%.  The primary reasons for the improvement are cost reductions resulting from restructuring the service organization, in some cases being reallocated to sales support functions, compensation cost reductions and lower use of outside contractors, partially offset by a reduction in revenue.

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

Selling, General and Administrative

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Selling, general and administrative	$1,104	1,778	$3,279	$4,929
Percentage of revenues	50.0%	49.4%	49.6%	50.6%

Selling, general and administrative expenses decreased to $1,104,000, or 50.0% of revenues in the three months ended June 30, 2009 from $1,778,000, or 49.4% of revenues in the three months ended June 30, 2008.  The decrease in spending in the quarter of $674,000, or 37.9%, was primarily a result of lower compensation costs of $534,000 due to salary and benefit reductions for sales and administrative staff, along with lower commissions resulting from lower revenues.  In addition, professional fees were lowered by $109,000 due to lower anticipated audit fees and a reduction in legal support activities.  Other items were a net decrease of $31,000.

Selling, general and administrative expenses decreased to $3,279,000, or 49.6% of revenues in the nine months ended June 30, 2009, as compared to $4,929,000, or 50.6% of revenues in the nine months ended June 30, 2008.  The decrease of $1,650,000, or 33.5%, was primarily a result of lower compensation costs of $1,403,000 and lower professional fees of $178,000.  Other net reductions were $69,000.

Research and Product Development
	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Research and product development	$341	$904	$1,278	$2,410
Percentage of revenues	15.5%	25.1%	19.3%	24.7%

Research and product development expenses decreased to $341,000, or 15.5% of revenues in the three months ended June 30, 2009, as compared to $904,000, or 25.1% of revenues in the three months ended June 30, 2008.  The decrease of $563,000, or 62.3%, was primarily the result of lower compensation costs of $445,000 due to salary and benefit reductions taken by the engineering staff and headcount reductions resulting from a combination of attrition and lay-offs, and lower costs of outside contractors of $54,000 as development projects are completed.  Other net reductions were $64,000.

Research and product development expenses decreased to $1,278,000, or 19.3% of revenues in the nine months ended June 30, 2009, as compared to $2,410,000, or 24.7% of revenues in the nine months ended June 30, 2008.  The decrease of $1,132,000, or 47.0%, resulted from lower compensation and benefit costs of $983,000 and lower costs of outside contractors of $19,000.  Other net reductions were $130,000.

Index

Interest Expense
Interest expense increased to $743,000 in the three months ended June 30, 2009 from $699,000 in the three months ended June 30, 2008.  The increased interest charges of $44,000 resulted primarily from a higher interest rate on the real estate mortgage in the 2009 quarter, which rate became effective January 1, 2009 when the mortgage was amended, and from interest charges associated with the sales of accounts receivable to a related party in 2009.

These items also accounted for the increase in interest expenses of $67,000, from $2,213,000 to $2,280,000, in the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008.

The Company is currently only paying interest on the real estate mortgage.  Such payments amounted to $359,000 in the nine month period ended June 30, 2009.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2009 and 2008 totaled $156,000 and $11,000, respectively.  The 2009 quarterly amount includes $124,000 resulting from favorable settlement of bankruptcy claims, $21,000 received from a tradename license, and $11,000 in other net income items.  The 2008 quarterly amount includes $19,000 received from a tradename license offset by $8,000 in other net expense items.

Other income (expense) for the nine months ended June 30, 2009 and 2008 totaled $237,000 and $4,008,000, respectively.  The 2009 nine month period includes $124,000 resulting from favorable settlement of bankruptcy claims, $50,000 received in a legal settlement, $61,000 received from a tradename license and $28,000 of other net income items, offset by $26,000 of realized foreign exchange losses.  The 2008 nine month period includes $3,891,000 from the gain on the sale of patents, $45,000 received from a tradename license and $100,000 from a negotiated professional fee reduction offset by $28,000 in other net expense items.

Provision for Income Taxes

The income tax provisions for the three months ended June 30, 2009 reflects a benefit of $12,000 resulting from a reduction in reserves for state taxes no longer deemed necessary, offset by $3,000 in current state tax liabilities.  The income tax provision for the nine months ended June 30, 2009 includes $37,000 related to a refund of prior years’ general business credit under provisions of the Housing and Economic Recovery Act of 2008, and a benefit of $12,000 resulting from a reduction in reserves for state taxes no longer deemed necessary, offset by $9,000 in current state tax liabilities.

The income tax provisions for the three and nine months ended June 30, 2008 reflect current state tax provisions, only.

No federal income tax provisions were provided in the three and nine months ended June 30, 2009 and 2008 due to the valuation allowance provided against deferred tax assets.  The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years and the operating losses in fiscal 2009.  The Company has federal tax credit and net operating loss carryforwards of approximately $11.9 million and $214.4 million, respectively, as of September 30, 2008.

Liquidity and Capital Resources

	June 30,	September 30,
(in thousands)	2009	2008

Cash and cash equivalents	$42	$136
Working capital (deficit)	(36,940)	(32,992)
Total assets	5,847	8,422
Long-term debt, including current portion	26,704	26,472
Total liabilities	44,353	42,774

	Nine Months Ended June 30,
	2009	2008

Net cash provided (used) by:
Operating activities	$(378)	$	(4,828)
Investing activities	(34)		3,634
Financing activities	318		50

Index

Note:  Significant risk factors exist due to the Company’s limited financial resources and its present inability to repay its senior debt and its debentures which matured on October 1, 2008.   See “Risk Factors” below for further discussion.

Cash Flows

Net cash used by operating activities totaled $378,000 in the nine months ended June 30, 2009.  The net loss in the period was $4,217,000.  Included in this net loss were non-cash expenses for depreciation and amortization of $266,000 and stock compensation expense of $92,000.   A decrease in accounts receivable due to levels of customer collections and sales of accounts receivable (to a related party)   being higher than new sales levels resulted in a source of cash of $688,000.  Inventories were lower by $1,546,000 as the Company was able to achieve shipments of on-hand inventories to satisfy new customer orders and generate a source of cash through reduced purchasing.  Unpaid interest which accrued on the Company’s debt increased $1,621,000 as a source of cash.  Other uses of cash included a reduction in deferred income on service contracts of $364,000 due to older contracts expiring and not being renewed, and other net uses of $10,000.

Net cash used by operating activities totaled $4,828,000 in the nine months ended June 30, 2008.  The net loss in the period was $802,000.  Included in this net loss were a net gain of $3,891,000 related to the sale of patents and non-cash expenses for depreciation and amortization of $227,000 and stock compensation expense of $177,000.  A net increase of accrued interest of $1,095,000 resulted from additional interest charges of $1,978,000 reduced by interest payments to related parties of $458,000 and to others of $425,000.  An increase in accounts receivable due to a large collection that occurred at the end of the prior fiscal year and did not repeat itself resulted in a use of cash of $980,000. Other net uses of cash included a reduction in accounts payable and accrued expenses of $255,000 due to payments made to professionals, suppliers and others, annual cash payments of pre-petition tax claims of $178,000, property tax payments of $189,000 and favorable resolution of a property tax liability of $108,000.  Other sources of cash totaled $76,000.

Net cash used by investing activities in the nine months ended June 30, 2009 was 34,000 for the acquisition of equipment.

Net cash provided by investing activities in the nine months ended June 30, 2008 was $3,634,000, including $3,891,000 from the sale of patents and $257,000 for the acquisition of equipment.

Net cash provided by financing activities in the nine months ended June 30, 2009 was $318,000.   Proceeds from notes payable to a related party of $250,000 and from notes payable to an unrelated party of $234,000 were offset by payments on a note payable to an unrelated party of $166,000.

Net cash provided by financing activities in the nine months ended June 30, 2008 of $50,000 is comprised of proceeds from notes payable to an unrelated party of $226,000 and to a related party of $375,000 offset by payments on notes payable to a related party of $395,000 and to an unrelated party of $226,000.

Liquidity

The Company incurred a net loss and used a significant amount of cash in its operating activities for the nine months ended June 30, 2009.  The Company has no current ability to borrow additional funds except as may be provided pursuant to a receivable sales agreement with a related party.  It must, therefore, plan on funding operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and others.  In addition, at June 30, 2009 the Company had a stockholders’ deficit of approximately $38.5 million, and a working capital deficit of approximately $ 36.9 million, including debentures in the principal amount of $19.4 million, together  with accrued interest thereon ($11.2 million), which matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while senior secured debt is outstanding, in the absence of such restrictions the Company does not have the ability to repay the debentures.  As of June 30, 2009, senior secured debt consists of notes payable to related parties and a real estate mortgage.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under the indenture governing the debentures.

Index

The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern.  To continue operations, management has responded by entering into a receivable sales agreement with a related party to provide liquidity and by selling its patents in 2008for proceeds of $4,000,000 while retaining rights to use the patented technologies.  In addition, management has implemented operational changes, including closing its foreign offices, reducing certain salaries, restructuring the sales force, increasing factory and office shutdown time, constraining expenses and reducing the employee workforce.  The Company also continues to pursue the sale or lease of its headquarters’ land and building in Naugatuck, CT.  In 2007 the balance of the Company’s initial senior debt was replaced with mortgage debt on more favorable terms.

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

Index

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

RISK FACTORS

The Financial Statements are Unaudited and the Quarterly Financial Statements Have Not Been Reviewed.  The financial statements in Form 10-K for the year ended September 30, 2008 as filed with the Securities and Exchange Commission have not been audited by an independent accounting firm.  The financial statements in Forms 10-Q for the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009 as filed with the Securities and Exchange Commission have not been reviewed by an independent accounting firm. While the Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the fair presentation of financial statements in accordance with generally accepted accounting principles, because of its inherent limitations such internal control may not prevent or detect misstatements that may arise in an audit or review by an independent accounting firm.

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

Non-payment of Debentures and Certain Senior Debt.  The Company has outstanding debentures in the principal amount of approximately $19.4 million which, together with accrued interest thereon matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while the senior secured debt, including debt owed to Mr. Modlin and Mr. Segall (Chairman and Chief Executive Officer, and Director, respectively),  is outstanding.  In the absence of such restrictions the Company does not presently have the ability to repay the debentures.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under  the indenture governing the debentures. The Senior Debt owed to Messrs. Modlin and Segall is due and payable but payment has not been demanded by either of them.   Together with the other conditions described in the Liquidity and Capital  Resources section above and elsewhere in this Form 10-Q, such condition raises substantial doubt about the Company’s ability to continue as a going concern.

Dependence on Legacy and Recently Introduced Products and New Product Development. The Company’s future results of operations are dependent on market acceptance of existing and future applications for the Company’s current products and new products in development. Sales of  the Company’s legacy products, primarily digital service unit and V.34 product lines, declined to approximately 26% of product sales in fiscal 2008 from  30% in fiscal 2007 and continue to decline in fiscal 2009. The Company anticipates that net sales from legacy products will continue to decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

Index

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

Customer Concentration and Economic Conditions.  The Company’s customers include local exchange carriers, inter-exchange carriers, wireless service providers, and resellers who sell to these customers. Such service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services.  The ability of service providers to fund such expenditures often depends on their ability to budget or obtain sufficient capital resources.  In the past, resources made available for such capital acquisitions have varied along with market conditions in the United States.  If the Company’s current or potential service provider customers cannot successfully raise the necessary funds, or if they experience any other adverse effects with respect to their operating results or profitability, their capital spending programs may be adversely impacted which could materially adversely affect the Company’s business, financial condition and results of operations.

A small number of customers have historically accounted for a majority of the Company’s sales.  Sales to the Company’s top five customers accounted for 54% and 67% of revenues in fiscal 2008 and 2007.  There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2009 and beyond.  Additionally, world economic conditions could have a material adverse affect on the Company’s operations .  The loss of one or more of our service provider customers, such as occurred in the past through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results.  A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

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

Industry consolidation could lead to competition with fewer, but stronger competitors. In addition, advanced termination products are emerging, which represent both new market opportunities, as well as a threat to the Company’s current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco and Alcatel/Lucent, into other equipment such as routers and switches. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company’s products and planned products, the Company’s business, financial condition and results of operations could be materially adversely affected.  Many of the Company’s current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company’s competitors have long-established relationships with network service providers. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

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

Index

Compliance with Regulations and Evolving Industry Standards. The market for the Company’s products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States, the Company’s products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Telcordia Technologies, and new products introduced in the SpectraComm line and other products designed for telecommunications carrier networks will need to be NEBS Certified. As standards continue to evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company’s products to comply, or delays in compliance, with the various existing and evolving industry standards, could delay introduction of the Company’s products, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

GDC Will Require Additional Funding to Sustain Operations. The Company emerged from Chapter 11 bankruptcy on September 15, 2003. Under the plan of reorganization, the Company was to pay all creditors 100% of their allowed claims based upon a five year business plan.  However, the Company has not met its business plan objectives since emerging from Chapter 11.  The ability to meet the objectives of this business plan was directly affected by the factors described in this “Risk Factors” section. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet its business plan objectives in the future.  In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. The Company cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of  its technologies or that would significantly dilute its stockholders and/or (b) significantly scale back current operations. Either of these two possibilities would have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Associated With Entry into International Markets.  The Company has limited experience in international markets with the exception of a few direct customers and resellers/integrators and sales into Western Europe through its formerly active subsidiary in France, which was acquired by the Company on June 30, 2005. The Company intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in supporting foreign customers, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company’s sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries.  A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company’s marketing and sales efforts in such countries, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Index

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

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that impacts the Company’s financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates.

Historically the Company has had little or no exposure to market risk in the area of changes in foreign currency except to the extent the Company invoices customers in foreign currencies and is, therefore, subject to foreign currency exchange rate risk on any individual invoice while it remains unpaid, a period that normally is less than 90 days.  At June 30, 2009 such accounts receivable were not significant.

The interest rate on the Company’s $4.5 million real estate mortgage fluctuates based upon the London Interbank Borrowing Rate to the extent such rate exceeds a base of 4%, which may result in a different rate of interest being charged than if such interest was based on the U.S. bank prime lending rate.

ITEM 4.  CONTROLS AND PROCEDURES

The registrant carried out an evaluation, under the supervision and with the participation of the registrant’s management, including the registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures as of June 30, 2009 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the registrant’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Index

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000.  Such dividend arrearages total $15,835,419 as of June 30, 2009.

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

GENERAL DATACOMM INDUSTRIES, INC.

August 14, 2009	/s/ William G. Henry
William G. Henry
Vice President, Finance and Administration
Chief Financial Officer