Form 10-K
period 2009-09-30
GENERAL DATACOMM INDUSTRIES INC
filed 2010-01-13
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009 ________________________________________

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to __________________________________________________________
Commission File number 1-8086 _________________________________________________________________________

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
☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2009):$536,691.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 15, 2009:
3,487,473 Shares of Common Stock
634,615 Shares of Class B Stock

DOCUMENTS INCORPORATED BY REFERENCE: None

GENERAL DATACOMM INDUSTRIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

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

Overview
General DataComm Industries, Inc., based in Naugatuck, Connecticut, is a provider of networking and telecommunications products, services and solutions. The Company is focused on providing multi-service provisioning solutions using multi-service access and switching products. The Company designs, develops, assembles, markets, sells, installs and maintains products that enable telecommunications common carriers, corporations, and governments to build, improve and more cost effectively manage their global telecommunications networks.

The Company’s products and services are marketed worldwide through a combination of direct sales and distribution channels. The Company sells its products, services and solutions through its own sales organizations to common carriers (telephone companies), as well as corporations, governments, system integrators, distributors, and value-added and other resellers. International sales represented approximately 37% of the total Company revenues in fiscal 2009 as compared to 30% in fiscal 2008.

The Company’s user base includes: local exchange carriers, including AT&T, Bell Canada, Qwest and Verizon; inter-exchange carriers; corporate end users; and government entities including NATO,  NASA, U.S. Department of Defense and other U.S. Government Departments, including the U.S. State Department, the FAA, the U.K. Ministry of Defense and the Italian Ministry of Defense. Distributors and integrators deliver General DataComm products to markets in Europe and Latin America.

The Company’s executive offices are located at 6 Rubber Avenue, Naugatuck, Connecticut 06770, and its telephone number is (203) 729-0271.

The Company leverages the sales resources of distributors, value-added and other resellers, integrators and telecommunication provider channels, in an effort to achieve greater sales coverage both domestically and internationally. The network access products produced by the Company for the most part have an inherently short selling cycle. However, the Company estimates that it takes approximately six to eighteen months to get these products approved for use in the central offices of telephone companies. System products, such as multi-service switches and multiplexers, have a longer sales cycle and require a greater level of system engineering and ongoing customer support.

GDC continues to shift its priorities in the overall access and multiservice switching markets. These priorities are governed by the accelerated growth of Internet-based services, packet-based (IP) voice and data services, and Ethernet, all of which require increased attention to network management, performance, quality and network security. GDC has developed a MPLS, Ethernet and IP platform that evolves its multiservice switch family into packet based services, including Metro Ethernet Forum compliant services as well as TDM, IP, ATM, and Frame Relay services.

Principal Products and Services

GDC is focused on products it believes to be targeted at market growth areas. Specifically, GDC’s switching, routing and Ethernet extension solutions, networking products including integrated access systems for digital and analog transport, multiplexers and multi-service switches for network consolidation, satellite bandwidth management and legacy to MPLS/IP migration, constitute the major product elements serving to meet emerging market requirements. The Company does this by delivering products to target specific applications to provide solutions that are intended to be superior in price and performance to the competition.

These product solutions are offered across three distinct focused market segments: Carrier, Enterprise and Government.

Multiservice Switches: The Multiservice switching family known as “Xedge”, manages multiple applications over various transport technologies and are installed in large enterprise and government networks for mission critical applications.

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

Professional Services: GDC provides a full range of Network Services including maintenance contracts, network monitoring and on site maintenance to assist customers in maintaining and managing their networks.

Product Suites

Multiservice Switches - Xedge6000
GDC’s flagship Xedge6000 multiservice platform now supports packet based MPLS and Ethernet transmission as well as ATM based multiservices.  GDC has introduced its Packet Cell Switch (PCx) that enables multiservices (native Frame Relay, TDM, Ethernet, ATM, and IP) over MPLS, ATM, or Ethernet trunk interfaces.  The technology allows service providers and private network operators to offer converged solutions while reducing capital and operational expenditures.  The PCx plugs into any of GDC’s flagship Xedge6000 family of multiservice switches including the new Xedge6002 two slot shelf.  GDC has also introduced the Packet Circuit Emulation (PCE) Module for circuit emulation services over MPLS/IP. The new adaptive serial I/O Module (ASIO) combines with the PCE to provide unique time independent networking. GDC’s network manager, ProSphere, facilitates the provisioning and monitoring of the converged service network.

GDC Xedge6000 switches and related Xedge products deliver cost-effective solutions for public network providers and large private network operators in government, transportation, utilities, energy, and education sectors. GDC also resells other products (video codecs, integrated access devices, routers, among others) that extend the solution application reach of the Xedge6000. The ProSphere network management system provides a useful means of managing not only the Xedge family of switches, but also applications such as video-conferencing.

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

OEM
The Company has entered into agreements with other manufacturers to supply products for sale which complement its own products’ capabilities and provide a broader solution.  Such manufacturers include H3C and Tailyn Networks.

SpectraComm Family
General DataComm’s SpectraComm family of NEBS Level 3 modems, digital service units and LAN products support a wide range of applications. These include T3 broadband applications including M13, T1/FT1, E1/FE1 wide-band applications, 2.4 kbps - 64 kbps DDS (Digital Data Service) narrow-band applications, switched or private line analog applications and Local Area Network applications (Ethernet Extension and Ethernet switching). The flexible, expandable design of the SpectraComm system accommodates network growth, spanning from a single card enclosure to a robust 16-slot shelf system. This modularity maximizes the use of network facilities and helps to reduce network management complexity. The SpectraComm Manager provides SNMP Management for an entire shelf and is compliant with the Industry Standard HP OpenView®.  GDC’s SpectraComm devices provide packaging flexibility, meaning that any of the SpectraComm devices (from 202 to V34 to T1 to T3 to IP) will fit, and are interchangeable between the various enclosures’ platforms. This interchangeability allows flexible inventories, lower sparing and easier deployment, and are designed for low power usage, all of which result in overall lower costs.

The Significance of NEBS Certification
NEBS is a requirement for Central Office equipment located in North American Public Switched Network centers.   The rigorous NEBS requirements are a universal measure of network product excellence for carriers. NEBS includes criteria for operational continuity, protection of property, and personnel safety and NEBS is the major test of quality and safety that is required for organizations supplying or purchasing network equipment for public network high density applications.

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

General DataComm has field-proven experience in the successful design, deployment, monitoring and  maintenance and support of voice and data networking equipment. Flexible and responsive to customer specific needs, General DataComm provides complete outsourced services, installation, maintenance and product repair services for the complete line of network access products along with services such as project management, training, coordination, staging and network testing.  GDC offers a range of guaranteed maintenance response plans: two- four- or eight-hour and next day on-site service. Unlike most industry-offered training programs, which deliver off-the-shelf, packaged courses, GDC creates a custom training solution to fit a customer’s specific needs in terms of course content and duration. GDC’s factory direct repair facility provides product and warranty repair at its repair center in Naugatuck, Connecticut.

Sales and Marketing
Effectively employing networking technology has become a key factor in developing a successful business. Communications networks have emerged as valuable assets that generate revenue and provide competitive advantage. General DataComm over the past 40 years has helped many of the world’s largest enterprises harness the power of networking. Electronic channels of commerce have been established, and reliable public and private communication links are essential to any organization’s survival. GDC’s full range of products and services can support this growing network challenge.  The Company’s products are sold worldwide via a dedicated domestic sales force and through a domestic and international distributor network, augmented by original equipment manufacturers (OEM’s), value-added and other resellers, system integrators and alternate service providers.

GDC’s customer base includes: local exchange carriers, including, AT&T, Qwest, Verizon and Bell Canada; inter-exchange carriers; corporate end users; and government entities including federal, state, local and foreign governments. The Company’s top five customers accounted for 57% of revenue in fiscal 2009.

Research and Development
The Company focuses its development efforts on providing enhanced functionality to its existing products, and the development of additional software-based features and functionality.  Extensive product development input is obtained directly from customers and from monitoring of end-user needs as well as changes in the marketplace. The Company’s current product development focus has been on developing IP and Ethernet solutions and completing new products and enhancements to Xedge products. Company management believes that our success will depend, in part, on our ability to develop and introduce in a timely fashion new products and enhancements to our existing product lines. GDC has in the past made, and intends to continue making, significant investments in product and technological development. Research and product development activities are performed at the Company’s facility in Naugatuck, Connecticut.

The Company’s inability to develop new products or enhancements to existing products on a timely basis, or the failure of these new products or enhancements to achieve market acceptance, could have a material adverse effect on the Company’s business.

GDC’s expenditures for research and development activities amounted to $1,661,000 and $3,232,000 for fiscal 2009 and 2008, respectively.

Manufacturing
GDC’s manufacturing operations consist of materials planning and procurement, final assembly, product assurance testing, quality control, and packaging and shipping. GDC currently uses several independent manufacturers to supply certain printed circuit boards, chassis and subassemblies. The Company believes that the efficiency of its manufacturing process to date is largely due to product architecture and commitment to manufacturing process design.  GDC has spent significant engineering resources producing customized products to assure consistent high quality. Products are tested after the assembly process using internally developed product assurance testing procedures.

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

Competition
The telecommunications and networking industry is intensely competitive. Each competitor offers its own solutions and all are formidable. Many of the Company’s current and prospective competitors including ADC Telecom, Cisco, Adtran, Network Equipment Technologies and Alcatel/Lucent, have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources.  There can be no assurance that the Company will be able to maintain or grow its market share of multi-service switches, network access and other products.

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

Employees
At November 30, 2009, the Company employed 61 persons, of whom 12 were research and development positions, 15 were manufacturing positions, 14 were sales and marketing positions, 8 were service and technical support positions, and 12 were general management and support positions, including information technology, accounting, human resources, facilities maintenance and other miscellaneous functions. No Company employees are covered by collective bargaining agreements. The Company has never experienced a work stoppage. Many employees are highly skilled, and the Company’s success depends in part upon its ability to attract and retain such employees. Due to the Company’s limited financial resources, the Company’s employee benefit programs are likely not to be equivalent to those offered by our competitors. While to date management does not believe this to have resulted in significant difficulties in hiring and retaining skilled personnel, this may not be the case in the future.

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

The Financial Statements are Unaudited and the Quarterly Financial Statements Have Not Been Reviewed. The financial statements in the Form 10-K for the years ended September 30, 2009 and 2008 as filed with the Securities and Exchange Commission have not been audited by an independent accounting firm. The financial statements in Form 10-Q for the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009 as filed with the Securities and Exchange Commission have not been reviewed by an independent accounting firm. While the Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding fair presentation of financial statements in accordance with generally accepted accounting principles, because of its inherent limitations such internal control may not prevent or detect misstatements that may arise in an audit or review by an independent accounting firm.

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

Dependence on Legacy and Recently Introduced Products and New Product Development. The Company’s future results of operations are dependent on market acceptance of existing and future applications for the Company’s current products and new products in development. Sales of  the Company’s legacy products, primarily digital service unit and V.34 lines, declined to approximately 22% of product sales in fiscal 2009 from  26% in fiscal 2008. The Company anticipates that net sales from legacy products will continue to decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

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

A small number of customers have historically accounted for a majority of the Company’s sales (see Item 1. Business – Sales and Marketing). Sales to the Company’s top five customers accounted for 57% and 54% of revenues in fiscal 2009 and 2008.  There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2010 and beyond. Additionally, world economic conditions could have a material adverse effect on the Company’s operations. The loss of one or more of our service provider customers, such as occurred in the past through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results.  A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

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

The Company uses internal forecasts to manage its finished goods and components requirements. Lead times for materials and components may vary significantly, and depend on factors such as specific supplier performance, contract terms, and general market demand for components. If orders vary from forecasts, the Company may experience excess or inadequate inventory of certain materials and components, and suppliers may demand longer lead times and higher prices. From time to time, the Company has experienced shortages and allocations of certain components, resulting in delays in fulfillment of customer orders. Such shortages and allocations may occur in the future, and could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Operating results may also fluctuate due to a variety of factors, including market acceptance of the Company’s new lines of products and product enhancements, delays in new product introductions by the Company, , changes in the mix of products and or customers, the gain or loss of a significant customer, competitive price pressures, changes in expenses related to operations, research and development and marketing associated with existing and new products, and the general condition of  the economy.

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

Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company’s products. The Company’s success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The Company has and may need to supplement its internal expertise and resources with specialized expertise or intellectual property from third parties to develop new products.

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

GDC Will Require Additional Funding to Sustain Operations. The Company emerged from Chapter 11 bankruptcy on September 15, 2003. Under the plan of reorganization, the Company was to pay all unsecured creditors 100% of their allowed claims based upon a five year business plan.  However, the Company has not met its business plan objectives since emerging from Chapter 11 and to date such creditors have not received any payments.  The ability to meet the objectives of this business plan is directly affected by the factors described in this “Risk Factors” section. The Company cannot assure investors that it will be able to obtain new customers or to generate the increased revenues required to meet business plan objectives. In addition, in order to execute the business plan, the Company may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. The Company cannot assure investors that it will obtain funding on acceptable terms, if at all. If the Company is unable to generate sufficient revenues or access capital on acceptable terms, it may be required to (a) obtain funds on unfavorable terms that may require the Company to relinquish rights to certain of its technologies or other assets or that would significantly dilute its stockholders and/or (b) significantly scale back current operations. Any of these possibilities would have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Associated With Entry into International Markets.  The Company has limited experience in international markets with the exception of a few direct customers and resellers/integrators and sales into Western Europe through its formerly active subsidiary in France, which was acquired by the Company in  2005 and de-activated in 2009. The Company intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in supporting foreign customers, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company’s sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries.  A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company’s marketing and sales efforts in such countries, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company is Controlled by a Small Number of Stockholders and Certain Creditors.  In particular, Mr. Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 73% of the Company’s outstanding shares of Class B stock  and has stock options and warrants that would upon exercise allow him to own approximately 57% of the Company’s common stock, although all such options and warrants have exercise prices which are substantially over the market price of the common stock on January 12, 2010. Furthermore, Mr. Modlin is also trustee for the benefit of a daughter of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 1.2% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors.  The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which may be designated by the debenture trustee.  The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full.  To date, the holders of the 9% Preferred Stock have not designated any directors. In the event of a payment default under the debentures which is not cured within 60 days after written notice, the debenture trustee shall be entitled to select a majority of the Board of Directors.  Accordingly, in the absence of a payment default under the debentures, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock and the debenture trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company.  This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s common stock, thereby making it less likely that a stockholder will receive a premium in any sale of shares.

ITEM  1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM  2.       PROPERTIES

The principal facilities of the Company are as follows:

Naugatuck, CT
–executive offices and operations, a 360,000 square foot facility owned by the Company (approximately 60% is vacant).  Such property is currently for sale or lease. If such sale were to occur, the Company would intend to lease facilities in the same geographical area.

ITEM  3.       LEGAL PROCEEDINGS

None.

ITEM  4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on The Pink Sheets under the symbol “GNRD”.  The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated:

Fiscal 2009	High	Low

First Quarter	$.10	$.03
Second Quarter	.03	.01
Third Quarter	.05	.01
Fourth Quarter	.04	.03

Fiscal 2008	High	Low

First Quarter	$.27	$.12
Second Quarter	.16	.12
Third Quarter	.18	.14
Fourth Quarter	.16	.10

As of November 30, 2009, the Company had approximately 470 common stockholders of record.  The closing sales price of the Company’s common stock on November 30, 2009 was $0.03 per share.

No shares of common stock or Class B stock were sold by the Company for cash during the two year period ending September 30, 2009.
Reference is made to Note 3 in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for description of warrants issued that were associated with loans from related parties, and to Note 10 for description of awards, grants and options issued pursuant to the Company’s stock and bonus plans.  All such warrants and stock options are at exercise prices substantially over the market price of the common stock at January 12, 2010.

No equity securities were repurchased by the Company during its fiscal years ended September 30, 2009 and 2008.

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

Not required for smaller reporting companies.

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

General
The Company is conducting operations from its owned facility in Naugatuck, Connecticut and as of November 30, 2009 had 61 employees.

All references to “Notes” in the following discussion of “Results of Operations” and “Liquidity and Capital Resources” are to the “Notes to Consolidated Financial Statements” included in Item 8 in this Form 10-K.

Results of Operations – Fiscal Year Ended September 30, 2009 (unaudited)

The Company’s revenues were $8.7 million in fiscal 2009, compared to $11.2 million in fiscal 2008. The Company has limited financial resources and is operating only on internally generated cash flows including sales of its accounts receivables and supplemented with loans from related parties.  There is no commitment from any related parties to provide loans in the future.

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

A significant portion of the Company’s product revenues in recent years were derived from the sale of network access and wide area network equipment which include legacy products, primarily analog and digital data sets.  Approximately 22% of product  revenues in fiscal 2009 were provided by such legacy products.  The Company anticipates that sales of legacy products will decline over the next several years while sales of new products will increase over the same period with significant fluctuations possible and without assurance that sales of new products will increase over the same period.

Approximately 46% and 38% of sales of products in fiscal 2009 and 2008, respectively, were made through integrators, distributors and resellers.  Such parties are normally responsible for warehousing products and fulfilling product orders as well as identifying potential service providers and other customers.  The balance of the product sales were made through direct sales to service providers and enterprise customers.

The Company’s results from operations have fluctuated significantly from period-to-period in the past and this is expected to continue in the future.  As a result, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

Revenues

	Year Ended September 30,
(in thousands)	2009	2008

Product	$6,935	$9,041
Service	1,765	2,147
Total Revenues	$8,700	$11,188

Revenues for the fiscal year ended September 30, 2009 decreased $2,488,000, to $8,700,000 from $11,188,000 reported for the fiscal year ended September 30, 2008.  Product revenues decreased $2,106,000, or 23.3% , while service revenues decreased $382,000, or 17.8%,  from the prior year.

The product sales decrease was due to large orders in fiscal 2008 from three customers for network expansion that did not repeat in fiscal 2009.  This resulted in a reduction in sales to these three customers of $2,908,000.  These decreases were offset in part by: shipments of $1,578,000 under a new contract with a large US telecommunications company of a new ATM concentrator product, part of the multi-service switch product line; and by increased shipments of $1,046,000 to an integrator in Italy of new Xedge multi-service switch products for mission critical military and commercial applications.  Other net decreases of $1,822,000 reflect primarily lower sales of network access products due to erosion in sales to large telecommunications carriers as migration to newer technologies continues, and to a downturn in economic conditions primarily affecting the Company’s US markets.

In fiscal 2009, sales of the multi-service switch product line were approximately 67% of product revenue compared to 57%  in fiscal 2008, whereas sales of  the network access product line were approximately 33% of product revenue compared to approximately 43% in fiscal 2008.

The decrease in service revenue was primarily due to expiration of a service contract in Europe where the customer transitioned to alternate networking technology, and to subcontract work for a large telephone company in 2008 that did not repeat in 2009.  Other net changes also reflect the expiration of contracts offset by new customer contracts.

A decline in demand for the Company’s products began in fiscal 2001 and was further negatively impacted in recent years due to economic and industry-wide factors affecting the telecommunications industry, including financial constraints affecting customers and over-capacity in customers’ markets.  Furthermore, since that time orders for the Company’s products from telecommunications carriers have continued to decline and the customer base has migrated to a higher percentage of commercial and government agency end-users.  The general economic downturn in 2009 has resulted in significant uncertainty about future revenue levels.   Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

The Company’s business is characterized by a concentration of sales to a limited number of key customers.  Sales to the Company’s top five customers accounted for 57% and 54% of revenues in fiscal 2009 and 2008, respectively.  Customers who accounted for 10% or more of revenues in fiscal 2009 were AT&T Global Networks (20%), a worldwide telecomm provider, and NEC Philips, a large integrator in Italy (19%).  The Company’s customers who accounted for 10% or more of revenue in fiscal 2008 was Thales Communications (15%) and the City of Los Angeles (10%).

The Company sells its products and services in the United States and Canada primarily through a direct sales force and through a variety of resellers, integrators, and distributors.  Sales to resellers, distributors and integrators accounted for approximately 46% and 38% of product sales in fiscal 2009 and 2008, respectively. The balance of the sales of products and services were made through direct sales to service providers and enterprise customers.  Foreign revenues were 37% and 30% of total revenue in the fiscal years ended September 30, 2009 and 2008, respectively.

Gross Margin

	Year Ended September 30,
(in thousands)	2009	2008

Product	$2,325	$4,523
Service	1,089	644
Total Gross Margin	3,414	5,167

Percentage of Product Revenues	33.5%	50.0%
Percentage of Service Revenues	61.7%	30.0%
Percentage of Total Revenues	39.2%	46.2%

Gross margin, as a percentage of revenues, in the fiscal year ended September 30, 2009 was 39.2% as compared to 46.2% in the fiscal year ended September 30, 2008, a decrease of 7.0%.

Product gross margin, as a percentage of product revenues, decreased 16.5%.   Competitive pricing on a new contract and related higher start-up costs on a new multi-service switch product contributed to a 7.4% reduction in gross profit margin, manufacturing inefficiencies associated with lower sales volumes contributed 9.6% to the gross margin reduction and higher relative inventory obsolescence reserves contributed another 1.0% to the gross margin reduction.  Offsetting these decreases was the greater favorable impact of selling inventories previously written down of 1.2% and other net items of 0.3%.

Service gross margin, as a percentage of service revenues, increased 31.7%.   The improvement was due to operating cost reductions offsetting the reduced revenue level.  Cost reductions resulted from the service organization being restructured and, in some cases reallocated to sales support functions, to adjust to a lower revenue stream from recurring contracts.   Compensation cost reductions and related expenses, along with lower use of outside contractors, accounted for most of the reduction.

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

Selling, General and Administrative

	Year Ended September 30,
(in thousands)	2009	2008

Selling, general and administrative	$4,539	$6,253

Percentage of revenues	52.2%	55.9%

The Company’s selling, general and administrative expenses decreased to $4,539,000, or 52.2% of revenues in the fiscal year ended September 30, 2009 from $6,253,000, or 55.9% of revenues in the fiscal year ended September 30, 2008.  The decrease in spending in the year of  $1,714,000, or 27.4%, was primarily a result of lower compensation costs of $1,704,000 due to salary and benefit reductions, including job eliminations, for sales and administrative staff, along with lower commissions resulting from lower revenues.  In addition, professional fees were lower by $196,000 due to lower anticipated audit fees and a reduction in legal support activities.  A decrease of $148,000 was due to a reduction in travel expense.  Other net reductions were $41,000.   These reductions were offset by a charge of $375,000 for restructuring of the Company’s European operations (see Note 15).

Research and Product Development

	Year Ended September 30,
(in thousands)	2009	2008

Research and product development	$1,661	$3,232

Percentage of revenues	19.1%	28.9%

Research and product development expenses decreased to $1,661,000, or 19.1% of revenues in the fiscal year ended September 30, 2009, as compared to $3,232,000, or 28.9% of revenues in the fiscal year ended September 30, 2008.  The decrease in spending in the year of $1,571,000, or 48.6%, was primarily the result of lower compensation costs of $1,315,000 due to salary and benefit reductions taken by the engineering staff, and headcount reductions resulting from a combination of attrition and lay-offs.  In addition, there were lower costs of outside contractors of $91,000 as development projects were completed.  Other net reductions were $165,000.

Interest Expense

Interest expense decreased to $2,885,000 in the fiscal year ended September 30, 2009 from $2,904,000 in the fiscal year ended September 30, 2008.  The decreased interest charges of $19,000 resulted primarily from lower fee amortization partially offset by a higher interest rate on the real estate mortgage, which rate became effective January 1, 2009 when the mortgage was amended.

The Company is currently only making interest payments on the real estate mortgage, which amounted to $497,000 and $ 444,000 in the years ended September 30, 2009 and 2008, respectively.

Other Income (Expense)

Other income (expense) for the fiscal year ended September 30, 2009 and 2008 totaled $57,000 and $4,018,000, respectively.  The 2009 amount includes $124,000 resulting from the favorable settlement of bankruptcy claims, $50,000 received in a legal settlement, $86,000 received from a tradename license and $24,000 of other net income items, offset by $190,000 of discount associated with the sales of accounts receivable and $37,000 of realized foreign exchange losses.  The 2008 amount includes $3,891,000 from the gain on the sale of patents, $64,000 received from a tradename license and $100,000 from a negotiated professional fee reduction, offset by $37,000 in other net expenses.

Provision for Income Taxes

The income tax provision for the fiscal year ended September 30, 2009 reflects a benefit of $46,000 and includes $37,000 related to a refund of prior years’ general business credit under provisions of the  U.S. Housing and Economic Recovery Act of 2008, and a benefit of $21,000 resulting from a reduction in reserves for state taxes due to expiration of time in which to make claims by taxing authorities, offset by $12,000 in current state tax liabilities.  The income tax provision for the fiscal year ended September 30, 2008 reflects a benefit in the amount of $169,000 and includes a reduction of $176,000 of possible tax liabilities deemed no longer required due to expiration of time in which to make claims by taxing authorities, offset by $7,000 in current state tax liabilities.

No federal income tax provisions or other tax benefits were provided in fiscal 2009 and 2008 due to the valuation allowance provided against deferred tax assets.  The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carry forwards from prior years and the net loss incurred in fiscal 2009.  The Company has federal tax credit and net operating loss carry forwards of approximately $11.8 million and $214.4 million, respectively, at September 30, 2009.

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

FASB Codification Discussion

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”.  The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure consistent reporting of the Company’s financial condition, results of operations, and cash flows.  Over the years, the FASB and other designated GAAP-setting bodies, have issued standards which include FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, and AICPA Statements of Position.

The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification TM, sometimes referred to as the Codification or ASC.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.  However, when referring to guidance issued by the FASB, reference is made to topics in the ASC rather than to FASB Statements, etc.  The above change was made effective by the FASB for periods ending on or after September 15, 2009.

 The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgments.  See Note 2 in Notes to Consolidated Financial Statements in Item 8 in this Form 10-K for a summary of the Company’s significant accounting policies.

Revenue Recognition.  The Company recognizes a sale when the product is shipped or thereafter, and the following four criteria are met:  (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured.  A reserve for future product returns is established at the time of the sale based on historical return rates and return policies including stock rotation for sales to distributors that maintain a stock of the Company’s products.  Service revenue is either recognized when the service is performed or, in the case of maintenance contracts, on a straight-line basis over the term of the contract.

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

Impairment of Long-Lived Assets.  The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company's long-lived assets consist of real estate, equipment and other personal property.  Through September 30, 2009, real estate represented the only long-lived asset that had, in prior years, been written down for impairment.

Recently Issued Accounting Standards

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Income Taxes, which provided implementation guidance on the accounting for uncertainty in income taxes and disclosure amendments for nonpublic entities.  The adoption of the implementation guidance will not have an impact on the Company’s consolidated financial statements and disclosures.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification, referred to above in “Critical Accounting Policies”, as the sole source of authoritative generally accepted accounting principles (“GAAP”).  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

In May 2009, the FASB issued guidance related to changes to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events”.  In particular, these changes set forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that my occur, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance introduces the concept of financial statements being available to be issued.  It requires the disclosure of (i) the date through which an entity has evaluated subsequent events and (ii) the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This guidance should not result in significant changes in the subsequent events that an entity reports in its financial statements and does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions.  The adoption of these changes had no significant impact to the financial statements of the Company.

In December 2008, the FASB issued guidance related to employers’ disclosure about postretirement benefit plan assets.  Such disclosures should provide users of financial statements with an understanding of (i) how investment allocation decisions are made, (ii) major categories of plan assets, (iii) how fair value of plan assets are measured , (iv) the effect of fair value measurements on changes in plan assets during a period and (v) significant concentrations of risk within plan assets.  The requirements of this new disclosure about plan assets shall be provided for fiscal years ending after December 15, 2009.

Liquidity and Capital Resources

	September 30,

(in thousands)	2009	2008

Cash and cash equivalents	$79	$136
Working capital (deficit)	(38,199)	(32,992)
Total assets	6,410	8,422
Long-term debt, including current portion	26,663	26,472
Total liabilities	46,269	42,774

	Year Ended September 30,
	2009	2008
Net cash provided (used) by:
Operating activities	$(299)	$(4,939)
Investing activities	(35)	3,625
Financing activities	277	154

Note:  Significant risk factors exist due to the Company’s limited financial resources and its present inability to repay its senior debt and its debentures which matured on October 1, 2008.   See Item 1A, “Risk Factors” for further discussion.

Fiscal 2009

Net cash used by operating activities totaled $299,000 in the fiscal year ended September 30, 2009.  The net loss in the period was $5,568,000.  Included in this net loss were non-cash expenses for depreciation and amoritization of $364,000 and stock compensation expense of $118,000.    A decrease in accounts receivable due to levels of customer collections and sales (to a related party) of accounts receivable being higher than new sales levels resulted in a source of cash of $729,000.  Inventories were lower by $738,000 as the Company was able to achieve shipments of on-hand inventories to satisfy new customer orders and generate a source of cash through reduced purchasing.  The sale of accounts receivable to be invoiced (to a related party) resulted in a source of cash of $888,000.  Unpaid interest which accrued on the Company’s debt increased $2,174,000 as a source of cash. Unpaid professional fees, primarily to a related party, increased $229,000 as a source of funds.  A reduction in deferred income on service contracts of $395,000 due to older contracts expiring and not being renewed resulted in a use of cash. Other net sources of cash were $426,000.

Cash used by investing activities in the fiscal year ended September 30, 2009 was $35,000 for the acquisition of equipment.

Net cash provided by financing activities in the year ended September 30, 2009 was $277,000.  Proceeds from notes payable to a related party of $250,000 and from notes payable to an unrelated party of $234,000 were offset by payments on a note payable to an unrelated party of $207,000.

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

Liquidity and Going Concern

The Company incurred a net loss and used a significant amount of cash in its operating activities for the year ended September 30, 2009.  The Company has no current ability to borrow or otherwise secure additional funds except as may be provided pursuant to a receivable sales agreement with a related party.   It must, therefore, fund operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and others.  In addition, at September 30, 2009 the Company had a stockholders’ deficit of approximately $39.9 million, and a working capital deficit of approximately $38.2 million, including debentures in the principal amount of $19.4 million, together with accrued interest thereon ($11.7 million), which matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while senior secured debt is outstanding, in the absence of such restrictions the Company does not have the ability to repay the debentures.  As of September 30, 2009, senior secured debt consists of notes payable to related parties and a real estate mortgage.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under the indenture governing the debentures.

The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern.  To continue operations, management has responded by entering into a receivable sales agreement with a related party to provide liquidity and by implementing operational changes, including closing its foreign offices, reducing certain salaries, restructuring the sales force, increasing factory and office shutdown time, constraining expenses and reducing the employee workforce.  The Company also continues to pursue the sale or lease of its headquarters’ land and building in Naugatuck, CT.

The Company’s contractual cash obligations including interest, as of September 30, 2009, are as follows:

	PAYMENTS DUE BY PERIOD
	(in thousands)
	Total	Fiscal 2010	Fiscal 2011

Real Estate Mortgage	$5,594	$600	$4,994
Related Parties	3,406	3,406	-
Priority Tax Claims	488	488	-
Debentures	31,090	31,090	-
Note Payable	42	42	-
Operating Leases	16	16	-

Total Contractual Cash Obligations	$40,636	$35,642	$4,994

The real estate mortgage, related party debt and debentures are subject to acceleration in the event of a payment default by the Company with respect to such obligation that is not cured.  A default under the real estate mortgage would be a cross-default to the related party debt.  No demand for payment of related party debt has been made though presently due and payable.  There can be no assurance that the Company will be able to avoid a payment default in the future.  Furthermore, the Company has not paid priority tax claims in the amount of $488,000 that were due on or before September 15, 2009.

The real estate mortgage, entered into July 30, 2007, provides for monthly payments of interest only and the principal amount is payable in full on July 31, 2011, as amended.

Debenture  interest accrues at the rate of 10% and the outstanding balance of principal and interest matured on October 1, 2008.  For discussion of a potential default on debentures, see “Risk Factors” in Section 1A of this Form 10-K.

See Notes 3 and 16 in the Notes to Consolidated Financial Statements included in Item 8 in this Form 10-K for additional information on certain contractual cash obligations.

The Company has no off balance sheet arrangements.

ITEM  7A.  QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that impacts the Company’s financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates.

Historically the Company has had little or no exposure to market risk in the area of changes in foreign currency except to the extent the Company invoices customers in foreign currencies and is, therefore, subject to foreign currency exchange rate risk on any individual invoice while it remains unpaid, a period that normally is less than 90 days.  At September 30, 2009 such accounts receivable were not significant.

The interest rate on the Company’s $4.5 million real estate mortgage is based upon the London Interbank Borrowing Rate which may result in a different rate of interest being charged than if such interest was based on the U.S. bank prime lending rate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of the Company for the fiscal years ended September 30, 2009 and 2008 have not been audited. The Company has limited financial resources and had been negotiating audit fees with its audit firm. The negotiations delayed the start of the fiscal 2008 audit and on January 5, 2009 the audit firm terminated its audit relationship with the Company. The Company filed a Form 8-K to disclose this matter. The predecessor audit firm had not commenced its audit of the Company’s 2008 year-end financial statements, but had completed its reviews of the Company’s condensed financial statements included in Form 10-Q for each of the first three quarters of fiscal 2008.  The condensed financial statements included in Form 10-Q for each of the first three quarters of fiscal 2009 have not been reviewed by an independent auditor.  The Company is in the process of appointing new auditors but is currently unable to finalize this appointment due to limited financial resources for the payment of the audit fees.

PAGE

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND 2008	27

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008	28

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008	29

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008	30

General DataComm Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(In thousands except shares)
September 30,	2009	2008

Assets:
Current assets:
Cash and cash equivalents	$79	$136
Accounts receivable, less allowance for doubtful receivables of $224 in 2009 and $228 in 2008	264	993
Inventories	2,435	3,173
Other current assets	323	482
Total current assets	3,101	4,784
Property, plant and equipment, net	3,309	3,638
Total Assets	$6,410	$8,422

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt (including $2,756 owed to related parties in 2009 and $2,505 in 2008)	$22,163	$21,972
Accounts payable (including $1,534 owed to a related party in 2009 and $1,304 in 2008)	3,014	2,580
Accrued payroll and payroll-related costs	461	552
Accrued interest (including $375 owed to related parties in 2009 and $112 in 2008)	12,189	10,015
Other current liabilities (including $888 owed to a related party in 2009)	3,473	2,657
Total current liabilities	41,300	37,776
Long term debt, less current portion	4,500	4,500
Other liabilities	469	498
Total Liabilities	46,269	42,774

Commitments and contingencies (Notes 16 and 17)

Stockholders’ deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized; 781,996 shares issued and outstanding; $35.8 million liquidation preference, including $16.3 million of cumulative dividend arrearages, at September 30, 2009	782	782
Class B stock, par value $.01 per share, 5,000,000 shares authorized; 634,615 shares issued and outstanding	6	6
Common stock, par value $.01 per share, 25,000,000 shares authorized; 3,487,473 shares issued and outstanding	35	35
Capital in excess of par value	199,369	199,251
Accumulated deficit	(240,054)	(234,486)
Accumulated other comprehensive income	3	60
Total Stockholders’ Deficit	(39,859)	(34,352)
Total Liabilities and Stockholders’ Deficit	$6 ,410	$8,422

The accompanying notes are an integral part of these consolidated financial statements.

General DataComm Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(In thousands except share data)
Year ended September 30,	2009	2008

Revenues:
Product	$6,935	$9,041
Service	1,765	2,147
Total	8,700	11,188

Cost of revenues:
Product	4,610	4,518
Service	676	1,503
Total	5,286	6,021

Gross margin	3,414	5,167

Operating expenses:

Selling, general and administrative	4,539	6,253
Research and product development	1,661	3,232
	6,200	9,485

Operating loss	(2,786)	(4,318)

Interest expense	(2885)	(2,904)
Gain on sale of patents		3,891
Other income, net	57	127

Loss before income taxes	(5,614)	(3,204)

Income tax benefit	(46)	(169)

Net loss	(5,568)	(3,035)
Dividends applicable to preferred stock	(1,760)	(1,760)
Net loss applicable to common and Class B stock	$(7,328)	$(4,795)

Loss per share:
Basic and diluted-common stock	$(1.78)	$(1.16)
Basic and diluted-Class B stock	$(1.78)	$(1.16)

Weighted average number of common and Class B shares outstanding:
Basic and diluted-common stock	3,487,473	3,483,071
Basic and diluted-Class B stock	634,615	639,017

The accompanying notes are an integral part of these consolidated financial statements.

General DataComm Industries Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited)
(in Thousands, Except Share Data)

										Accumulated	Total
	Comprehensive Income	9% Preferred Stock		Class B Stock		Common Stock		Capital In Excess	Accumulated	Other Comprehensive	Stock- holders
	(Loss)	Shares	Amount	Shares	Amount	Shares	Amount	of Par	Deficit	Income (Loss)*	Deficit
Balance September 30, 2007		781,996	$782	647,715	$6	3,474,373	$35	$199,021	$(231,601)	$25	$(31,732)
Adoption of FIN 48									150		150
Comprehensive loss
Net loss	$(3,035)								(3,035)		(3,035)
Foreign currency translation adjustments	35									35	35
Comprehensive loss	$(3,000)
Conversion of Class B stock to common stock				(13,100)	-	13,100	-
Stock compensation expense								230			230
Balance September 30, 2008		781,996	$782	634,615	$6	3,487,473	$35	$199,251	$(234,486)	$60	$(34,352)
Comprehensive loss
Net loss	$(5,568)								(5,568)		(5,568)
Foreign currency translation adjustments	(57)									(57)	(57)
Comprehensive loss	$(5,625)
Stock compensation expense								118			118
Balance September 30, 2009		781,996	$782	634,615	$6	3,487,473	$35	$199,369	$(240,054)	$3	$(39,859)

*	“Accumulated Other Comprehensive Income (Loss)” is comprised solely of foreign currency translation adjustments; there is no income tax expense or benefit associated with such adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

General DataComm Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)
Year ended September 30,	2009	2008

Cash flows from operating activities:
Net loss	$(5,568)	$(3,035)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	364	309
Stock compensation expense	118	230
Gain on sale of patents	-	(3,891)
Reduction in liability for income taxes	(17)	(176)
Changes in:
Accounts receivable	729	718
Inventories	738	(407)
Accounts payable	434	(230)
Accrued payroll and payroll-related costs	(91)	(13)
Accrued interest	2,174	1,644
Other net current liabilities	906	168
Other net long-term liabilities	(86)	(256)

Net cash used by operating activities	(299)	(4,939)

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(35)	(266)
Net proceeds from sale of patents	-	3,891

Net cash provided (used) by investing activities	(35)	3,625

Cash flows from financing activities:
Proceeds from notes payable to related parties	250	550
Principal payments on notes payable to related parties	-	(395)
Proceeds from notes payable to unrelated party	234	226
Principal payments on notes payable to unrelated party	(207)	(227)

Net cash provided by financing activities	277	154

Net decrease in cash and cash equivalents	(57)	(1,160)

Cash and cash equivalents, beginning of year	136	1,296

Cash and cash equivalents, end of year	$79	$136

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$497	$980
Income and franchise taxes	$10	$6

The accompanying notes are an integral part of these consolidated financial statements.

General DataComm Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Liquidity and Going Concern

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

The Company incurred a net loss and used a significant amount of cash in its operating activities for the year ended September 30, 2009.  The Company has no current ability to borrow or otherwise secure additional funds.  It must, therefore, fund operations from cash balances, cash generated from operating activities including the sale of its accounts receivable and any cash that may be generated from the sale of non-core assets such as real estate and others.    In addition, at September 30, 2009 the Company had a stockholders’ deficit of  approximately $39.9 million and a working capital deficit of  approximately $38.2 million, including debentures in the principal amount of  $19.4 million, together with accrued interest thereon ($11.7 million), which matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while senior secured debt is outstanding, in the absence of such restrictions the Company does not have the ability to repay the debentures.  As of September 30, 2009, senior secured debt consists of notes payable to related parties and a real estate mortgage.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under the indenture governing the debentures.

The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern.  To continue operations, management has responded by entering into a receivables sales agreement with a related party to provide liquidity and  by implementing operational changes, including closing its foreign offices, reducing certain salaries, restructuring the sales force, increasing factory and office shutdown time, constraining expenses and reducing the employee workforce.  The Company also continues to pursue the sale or lease of its headquarters’ land and building in Naugatuck, CT.

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

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure consistent reporting of the Company’s financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards CodificationTM, sometimes referred to as the Codification or ASC.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  Prior FASB standards are no longer being issued by the FASB.  For further discussion of the Codification see “FASB Codification Discussion” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Inventories

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company's long-lived assets consist of real estate, equipment and other personal property.  Through September 30, 2009, real estate represented the only long-lived asset that had, in prior years, been written down for impairment.

Revenue Recognition

The Company recognizes a sale when the product is shipped or thereafter, and the following four criteria are met:  (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.  A reserve for future product returns is established at the time of the sale based on historical return rates and return policies including stock rotation for sales to distributors that maintain a stock of the Company’s products.  Service revenue is recognized either when the service is performed or, in the case of maintenance contracts, on a straight-line basis over the term of the contract.

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

Promotion and Advertising Costs

Promotion and advertising costs, which include internal staff costs, are charged to selling, general and administrative expense in the period in which they are incurred. Promotion and advertising costs amounted to $60,000 and $65,000 in fiscal years 2009 and 2008, respectively.

Research and Product Development

Research and product development is expensed in the period incurred.

Income Taxes and Deferred Tax Assets

The Company files a consolidated federal income tax return with its subsidiaries.  In addition, the Company and/or its subsidiaries file in various states and foreign jurisdictions.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes.  FASB ASC 740 prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company provided a full valuation allowance related to its deferred tax assets.  In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company will be required to reduce its valuation allowances, resulting in income tax benefits in the Company’s consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets each year. FASB ASC 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard.  The Company classifies interest and penalties on tax positions as selling, general and administrative expenses. Accrued interest and penalties included in the balance sheet at September 30, 2009 amounted to approximately $21,000.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash instruments and unsold accounts receivable.

The Company’s business is characterized by a concentration of sales to a limited number of key customers.  Sales to the Company’s top five customers accounted for 57% and 54% of revenues in fiscal 2009 and 2008, respectively.  Customers who accounted for 10% or more of revenues in fiscal 2009 were AT&T Global Networks, a worldwide telecomm provider (20%) and NEC Philips, a large integrator in Italy (19%).  The Company’s customers who accounted for 10% or more of revenue in fiscal 2008 were Thales Communications (15%) and the City of Los Angeles (10%).   These receivables are not collateralized due to the Company’s assessment of limited risk and favorable history of payments from such customers.

The Company sells its products and services in the United States and Canada primarily through a direct sales force and through a variety of resellers, integrators, and distributors.  Sales to resellers, distributors and integrators accounted for approximately 46% and 38% of product sales in fiscal 2009 and 2008, respectively. The balance of the sales of products and services were made through direct sales to service providers and enterprise customers.  Foreign revenues were 37% and 30% of total revenue in the fiscal years ended September 30, 2009 and 2008, respectively.

Post-Retirement and Post-Employment Benefits

The Company does not offer post-retirement and post-employment benefits to its current employees other than federally required programs which are fully funded by such employees.

The Company does provide health and long-term care benefits to five former long-term executives of the Company who retired in November 2001.  The Company recorded the liability for such benefits based on actuary-provided life expectancies, known fixed annual costs and estimated variable costs and adjusts the liability based on actual experience.  The liability is not funded until paid.  The liability for such expenses was $515,000 and $562,000 at September 30, 2009 and 2008, respectively.

Stock-Based Compensation

The Company uses the fair value method to measure all share-based compensation to employees, including grants of employee stock options and other equity-based awards.  This fair value is recorded as an expense in our consolidated statement of operations over the requisite service period, which is generally the vesting term of the award.  Total compensation expense recognized for the fiscal years ended September 30, 2009 and 2008 was $118,000 and $230,000, respectively.  As of September 30, 2009, total unrecognized estimated compensation expense net of forfeitures related to non-vested equity awards granted prior to that date was $98,000 and will be amortized over a weighted average period of 1.42 years.

The Company values their share-based awards on the date of grant using the Black-Scholes model.  The determination of the fair value of share-based payment awards on the date of grant using a pricing model is affected by the Company stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include, but are not limited to, expected stock price volatility over the expected term of the awards, actual and projected employee equity award behaviors, risk-free interest rate and expected dividends.  In the model, the Company uses the historical volatility in its stock price for the expected volatility assumption.  The risk-free interest rate is based on the implied yield currently available on United States Treasury zero-coupon issues with a remaining term equal to the expected term of the awards on the grant date.  Furthermore, the Company estimates forfeitures for equity awards granted which are not expected to vest.  The prevesting forfeiture rate is calculated by using historical equity grants forfeiture information.  If factors change and different assumptions are employed in future periods, the compensation expense that is recorded may differ significantly from what has been recorded in the current period.

Comprehensive Income (Loss)

Comprehensive income (loss) is included in the consolidated statements of stockholders’ deficit. Accumulated other comprehensive income (loss) is comprised solely of foreign currency translation adjustments.  There is no income tax expense or benefit associated with such adjustments.

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

Recently Issued Accounting Standards

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Income Taxes, which provided implementation guidance on the accounting for uncertainty in income taxes and disclosure amendments for nonpublic entities.  The adoption of the implementation guidance will not have an impact on the Company’s consolidated financial statements and disclosures.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification, referred to above in “Critical Accounting Policies”, as the sole source of authoritative generally accepted accounting principles (“GAAP”).  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

In May 2009, the FASB issued guidance related to changes to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events”.  In particular, these changes set forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that my occur, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance introduces the concept of financial statements being available to be issued.  It requires the disclosure of (i) the date through which an entity has evaluated subsequent events and (ii) the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This guidance should not result in significant changes in the subsequent events that an entity reports in its financial statements and does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions.  The adoption of these changes had no significant impact on the financial statements of the Company.

In December 2008, the FASB issued guidance related to employers’ disclosure about postretirement benefit plan assets.  Such disclosures should provide users of financial statements with an understanding of (i) how investment allocation decisions are made, (ii) major categories of plan assets, (iii) how fair value of plan assets are measured , (iv) the effect of fair value measurements on changes in plan assets during a period and (v) significant concentrations of risk within plan assets.  The requirements of this new disclosure about plan assets shall be provided for fiscal years ending after December 15, 2009.

3.  Long-Term Debt

Long-term debt consists of (in thousands):

September 30,	2009	2008

Notes Payable to Related Parties	$2,756	$2,505
Note Payable to Unrelated Party	40	14
Debentures which matured October 1, 2008	19,367	19,453
Real Estate Mortgage due July 31, 2011	4,500	4,500
	26,663	26,472
Less current portion	22,163	21,972
	$4,500	$4,500

The Company believes that the values of the note payable to unrelated party and real estate mortgage approximate their respective fair values due to the recent placement and amendment of such debt. Also, in the judgment of management, notes payable to related parties in the amounts of $2,756,000 and $2,505,000 at September 30, 2009 and 2008, respectively, are considered to approximate fair value, although such financing was otherwise unavailable due to the Company’s negative financial condition and, therefore, the Company is unable to determine the current fair value.  The estimated fair value of debentures, with a face value totaling $19,367,000 is considered to be substantially lower than carrying value due to the debentures being subordinated to both the real estate and related party debt.  However, due to the extremely limited market (if any) for the debentures, the Company is unable to determine the current fair value.

Long-term debt in the form of the real estate mortgage in the amount of $4,500,000 matures July 31, 2011, as amended (see Note 18 “Subsequent Events”).  Debentures in the amount of $19,367,000  matured October 1, 2008, but are restricted from being paid until the senior debt is paid (see discussion below).  Related party debt is presently due and payable but demand for payment has not been made.  The note payable to unrelated party matures in fiscal 2010.

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

On February 17, 2006, the Company borrowed $250,000 from Mr. Modlin in the form of a demand note which bore interest at the rate of 10% per annum.  On April 20, 2006, the Corporation entered into an amendment of its loan arrangement with Mr. Modlin whereby the $250,000 demand loan made by Mr. Modlin on February 17, 2006 was amended and restated into a term note, 50% of which was payable February 17, 2007 and 50% of which was payable February 17, 2008 (such payments were deferred until July 30, 2010 in agreement with Mr. Modlin).  Mr. Modlin received a seven year warrant expiring April 19, 2013 to purchase 909,090 shares of common stock at $0.275 per share.  In the quarters ended March 31, 2007 and December 31, 2007, Mr. Modlin made demand loans to the Company totaling $270,000 and $125,000, respectively, and which bore interest at the annual rate of 10%.  Such loans were paid off in the quarter ended March 31, 2008.  On April 30, May 13, July 9, September 18 and October 1, 2008,  Mr. Modlin made demand loans to the Company in the amounts of $175,000, $75,000, $110,000, $175,000 and $250,000 respectively.  Such loans bear interest at the annual rate of 10%.  The loan made on July 9, 2008 was repaid on July 17, 2008.

Accrued interest on all such loans amounted to $374,926 and $111,866 at September 30, 2009 and 2008, respectively.  All loans made by Mr. Modlin and Mr. Segall are collateralized by all the assets of the Company.

Debentures

Debentures together with accrued interest matured on October 1, 2008.  The debentures were issued to unsecured creditors in 2003 as part of the Company’s plan of reorganization.  No principal or interest is payable on the debentures until the senior lenders’ claims are paid in full and no principal or interest  has been paid  as of January 12, 2010.  Interest accrues at the annual rate of 10% and totaled $11,723,000 at September 30, 2009.  (see Note 1 “Liquidity and Going Concern”)

Real Estate Mortgage

The real estate mortgage entered into July 30, 2007 in the amount of $4,500,000 is secured by the Company’s premises in Naugatuck, CT.  The mortgage required monthly payments of interest at the rate of 30-day LIBOR plus 8% with a minimum interest of 12% (such interest was 12% at September 30, 2009).  No principal payments are required until the full amount of the mortgage matures.   Effective December 31, 2009, the Company  amended  the mortgage  to extend the maturity date from July 30, 2010 to July 31, 2011, to increase the interest rate effective August 1, 2010 to LIBOR plus 9% with a minimum interest of 13% and to charge a fee in the amount of $45,000 that is payable no later than August 1, 2010  (see Note 18 “Subsequent Events”).  The mortgage contains no financial covenants.

4.  Receivable Sales Agreement with Related Party

On October 24, 2008, the Company’s subsidiary, General DataComm, Inc., entered into a Receivable Sales Agreement with Howard S. Modlin, the Company’s Chief Executive Officer, pursuant to which Mr. Modlin initially purchased receivables with a face value of $256,000 for an aggregate purchase price of $250,000 representing a 2.5% discount.  Thereafter, Mr. Modlin made additional purchases through September 30, 2009 with a face value of $7,787,000 for an aggregate purchase price of $7,596,000 under this agreement.  For accounting purposes, the discount is recorded as an expense at the time of purchase.  Such expense amounted to $ 190,000 in the year ended September 30, 2009.

On April 15, 2009, such agreement was amended to include purchases of accounts receivable to be invoiced pursuant to customer purchase orders.  The liability for rights to such future accounts receivable totaled $888,000 at September 30, 2009 and is included in other current liabilities (see Note 13).

5.  Inventories

Inventories consist of (in thousands):

September 30,	2009	2008

Raw materials	$405	$160
Work-in-process	1,535	1,286
Finished goods	495	1,727
	$2,435	$3,173

Inventories are stated at the lower of cost or market using the first-in-first out method.  Reserves in the amount of $2,879,000 and $3,033,000 were recorded at September 30, 2009 and 2008, respectively, for excess and obsolete inventories.

6.  Property, Plant and Equipment

Property, plant and equipment consist of (in thousands):

September 30,	2009	2008	Estimated Useful Life
Land	$1,000	$1,000	—
Buildings and improvements	7,115	7,115	10 to 30 years
Test equipment, fixtures and field spares	3,383	3,595	3 to 10 years
Other equipment	3,764	4,625	2 to 10 years
	15,262	16,335
Less: accumulated depreciation	11,953	12,697
	$3,309	$3,638

Depreciation expense amounted to $364,000 and $299,000 in fiscal 2009 and 2008, respectively.

The Company’s property in Naugatuck, Connecticut, which is the location of the Company’s operations, has a net book value of $3,219,000 and $3,399,000 at September 30, 2009 and 2008, respectively.  Although the Company has been actively trying to sell the building since 2001, due to its inability to do so, such building is not reflected as an asset held for sale in the accompanying balance sheets.  In addition such property is collateral for the indebtedness under the Company’s mortgage note, which has a first lien, as well as notes payable to related parties collateralized by a subordinate mortgage and subordinated rights of debentures to any remaining proceeds.

7.   Income Taxes

Income (loss) before income taxes in the years ended September 30, 2009 and 2008 consists primarily of domestic income (loss) generated in the United States.  The income tax provision for the fiscal year ended September 30, 2009 reflects a benefit of $46,000 and includes $37,000 related to a refund of prior years’ general business credit under provisions of the  U.S. Housing and Economic Recovery Act of 2008, and a benefit of $21,000 resulting from a reduction in reserves for state taxes due to expiration of time in which to make claims by taxing authorities, offset by $12,000 in current state tax liabilities.  The income tax provision for the fiscal year ended September 30, 2008 reflects a benefit in the amount of $169,000 and includes a reduction of $176,000 of possible tax liabilities deemed no longer required due to expiration of time in which to make claims by taxing authorities, offset by $7,000 in current state tax liabilities.

The following reconciles the U.S. statutory income tax rate to the Company’s effective rate:

Year ended September 30,	2009	2008

Federal statutory rate	(34.0)%	(34.0)%
Federal tax refund	(.7)	-
Reduction of accruals for prior years’ taxes	(.3)	(5.5)
Change in valuation allowance	34.0	34.0
State income tax effects	.2	.2
Effective income tax rate	(0.8)%	(5.3)%

For regular income tax reporting purposes at September 30, 2009, domestic federal tax credit and net operating loss carryforwards amounted to approximately $11.9 million and $214.4 million, respectively.  Domestic federal tax credit and net operating loss carryforwards expire in various amounts between fiscal 2010 and 2025. Domestic state loss carryforwards of approximately $49.4 million expire in various amounts between fiscal 2010 and 2029, but most expire by 2023.  Utilization of the net operating loss carryforwards may be subject to limitation due to the changes in ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.

The tax effects of the significant temporary differences and carryforwards comprising the deferred tax assets and liabilities at September 30, 2009 and 2008 were as follows (in thousands):

	2009	2008
Deferred Tax Assets
Bad debt reserve	$90	$90
Inventory reserve	7,456	7,315
Other accruals	447	490
Loss carryforward	76,838	77,893
Tax credits	11,832	11,872
	96,663	97,660
Valuation allowance	(96,663)	(97,660)
Net deferred tax assets	$0	$0

The deferred tax asset related to the inventory reserve includes inventory written off for book purposes which is not yet deductible for tax reporting purposes.

FASB ASC 740 prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company provided a full valuation allowance related to its deferred tax assets.  In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company will be required to reduce its valuation allowances, resulting in income tax benefits in the Company’s consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets each year.

FASB ASC 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard.  The Company classifies interest and penalties on tax positions as selling, general and administrative expenses. Accrued interest and penalties included in the balance sheet at September 30, 2009 amounted to approximately $21,000.

8.   Capital Stock

Common Stock and Class B Stock

In addition to regular common stock, the Company’s capital structure includes Class B stock which, under certain circumstances, has greater voting power in the election of directors.  However, common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock.  The Company has never declared or paid cash dividends on its common stock.  So long as there are arrearages in payment of dividends on the Company’s 9% Preferred Stock, the Company is prohibited from paying cash dividends on its common stock and Class B stock.  Class B stock has limited transferability and is convertible into common stock at any time on a share-for-share basis.  There were 634,615 shares of Class B stock outstanding at September 30, 2009 and 2008.

9% Preferred Stock

At September 30, 2009 and 2008, there were 781,996 shares of the Company’s 9% Cumulative Convertible Exchangeable Preferred Stock (“9% Preferred Stock”) outstanding.  The 9% Preferred Stock accrues dividends at a rate of 9% per annum, cumulative from the date of issuance and payable quarterly in arrears. Dividends were paid through June 30, 2000; dividends in arrears, which are not accrued for financial reporting purposes since they have not been declared by the Company, amounted to $16,275,000 at September 30, 2009 ($18.56 per share) and are included in the liquidation value disclosed in the accompanying fiscal 2009 balance sheet.  Such arrearages entitle the holders of the 9% Preferred Stock to elect two directors until all arrearages are paid, but no such designation has been made or requested.  The 9% Preferred Stock can be converted into common stock at $136.50 per share, or the equivalent of .18315 shares of common stock for each share of 9% Preferred Stock.

9. Segment and Geographical Information

For the years ended September 30, 2009 and 2008, the Company operated in one reportable segment.

Consolidated revenue and long-lived asset information by geographic area is as follows (in thousands):

	Revenue		Long-Lived Assets
Year ended September 30,	2009	2008	2009	2008

United States	$5,460	$7,805	$3,309	$3,623
Foreign	3,240	3,383	-	15
Total	$8,700	$11,188	$3,309	$3,638

Foreign revenue is determined based on the country in which the revenue originated (where the customer placing the order is domiciled).

Customers accounting for more than 10% of the Company’s revenues in fiscal 2009 were AT&T Global Network at 20% and NEC Philips (Italy) at 19% and in fiscal 2008 such customers were Thales Communications (France) at 15% and City of Los Angeles at 10%.

10.  Employee Incentive Plans

Stock Awards, Grants and Options
The Company has adopted a 2003 Stock and Bonus Plan (“2003 Plan”) reserving 459,268 shares of Class B stock and 459,268 shares of common stock and a 2005 Stock and Bonus Plan (“2005 Plan”) reserving 2,400,000 shares of common stock.  No shares of Class B stock are presently authorized under the 2005 Plan.  Officers and key employees may be granted non-incentive stock options at an exercise price equal to, greater than or less than the market price on the date of grant.  While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% per year over a five-year period and expire within ten years. At September 30, 2009 there were 567,326 options available for future issuance under the plans.

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

A summary of stock options outstanding under the Company’s stock plans as of September 30, 2009 and changes during the twelve months ended September 30, 2008 and 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2007	2,635,807	$0.77
Options granted	864,021	0.27
Options exercised	-	-
Options cancelled or expired	(129,157)	2.24
Options outstanding, September 30, 2008	3,370,671	0.57	7.58	$0
Options granted	-	-
Options exercised	-	-
Options cancelled or expired	(141,518)	2.34
Options outstanding, September 30, 2009	3,229,153	0.52	6.61	0
Vested or expected to vest at September 30, 2009	2,695,046	0.46	6.55	0
Exercisable at September 30, 2009	1,656,223	.70	6.14	0

As of September 30, 2009, there was $98,000 of total unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted-average period of 1.42 years.

The weighted-average grant-date fair value of options granted during the twelve months ended September 30, 2008 was $0.23 per share, which was estimated using the Black Scholes model and the following weighted average assumptions:

Risk-free interest rate (%)	3.76%
Volatility (%)	133%
Expected life (in years)	6.50
Dividend yield rate	Nil

Expected volatility is based on historical volatility in the Company’s stock price over the expected life of the options.  The risk-free interest rate is based on the annual yield on the measurement date of a zero coupon U.S. Treasury Bond, the maturity of which equals the options’ expected life.  The weighted average expected life of 6.50 years is the average of the contractual term of the options and the weighted average vesting period for all option tranches.  The dividend yield assumption is based on the Company’s intent not to issue a dividend.

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

The deferred profit sharing portion of the plan provides that the Company may make contributions to the plan out of profits at the discretion of the Company.  There were no such contributions in the two fiscal years ended September 30, 2009.

11.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the years ended September 30, 2009 and 2008 (in thousands, except shares and per share data):

Year Ended September 30,
	2009	2008
Net loss	$(5,568)	$(3,035)
Dividends applicable to preferred stock	(1,760)	(1,760)
Net loss applicable to common and Class B stock	$(7,328)	$(4,795)
Net loss applicable to common stock – basic and diluted	$(6,200)	$(4,052)
Net loss applicable to Class B stock – basic and diluted	$(1,128)	$(743)

	Year Ended September 30,
	2009	2008	2009	2008
	Common Stock		Class B Stock
Numerator for basic and diluted earnings per share - net loss	$(6, 200)	$(4,052)	$(1,128)	$(743)

Denominator for basic and diluted earnings per share - weighted average outstanding shares	3,487,473	3,483,071	634,615	639,017

Basic and diluted loss per share	$(1.78)	$(1.16)	$(1.78)	$(1.16)

In fiscal 2009 and 2008, no effect has been given to certain outstanding options and warrants, convertible securities and contingently issuable shares in computing diluted income (loss) per common share as their effect would be antidilutive.  Such share amounts which could potentially dilute basic earnings per share are as follows:

	No. of Shares
	2009	2008
Stock warrants	4,093,341	4,093,341
Stock options	3,229,153	3,370,671
Convertible preferred stock	143,223	143,223
Total	7,465,717	7,607,235

12.  Related Party Transactions

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman Celler Spett & Modlin, P.C. (“WCSM”) to whom the Company was indebted for legal services of $2,179,000 for work performed prior to the Company’s bankruptcy filing in November 2001 and in settlement for which the Company issued subordinated debentures.  The bankruptcy court also approved $294,000 for work performed by WCSM while the Company operated in bankruptcy (prior to September 15, 2003).  Furthermore, the Company was indebted to Mr. Modlin for fees for Company director meetings for which he received subordinated debentures in the total amount of $16,400.  Thereafter, WCSM agreed to work on a specific litigation matter on a contingency basis.  WCSM has outstanding amounts owed totaling $1,575,000 for work performed for the Company between September 15, 2003 and September 30, 2009.

See Note 3 regarding loans made to the Company by Messrs. Howard Modlin and John L. Segall, and Note 4 regarding receivable and other purchases made by Mr. Modlin.

13.  Other Current Liabilities and Other Long-Term Liabilities

Other current liabilities are comprised of the following (in thousands):

September 30,	2009	2008

Liability for accounts receivable to be invoiced – related party	$888	$-
Liabilities for income tax obligations	80	96
Accrued professional fees (unbilled)	794	566
Accrued post retirement benefits	89	106
Accrued property taxes	154	254
Deferred income	247	642
Priority tax claims (short-term portion)	412	463
Other	809	530
	$3,473	$2,657

Other long-term liabilities at September 2009 and 2008 in the amounts of $469,000 and $498,000, respectively, consist primarily of the long-term portion of post retirement benefits liabilities.

14.  Gain on Sale of Patents

On February 5, 2008, the Company completed the sale of selected patents and patent applications to an unrelated party for proceeds of $4,000,000.  The patents and patent applications sold relate to the Company’s product lines, and the Company retains a non-exclusive, royalty-free license under the patents for all its product lines.

As a result of the sale, the Company recorded a gain in the amount of $3,891,000.  The Company used the funds for general corporate purposes, including payment of debt and interest and for working capital.

15.  Restructuring of European Operations

In July 2009, the Company reorganized its European operations and transferred responsibility for its European sales activities from its Paris location to its headquarters in Connecticut.  Such action resulted in the termination of the two remaining employees of its French subsidiary and the planned closure of the Paris office.  Severance and other dismissal obligations, remaining lease obligations and other costs related to the closure of the office aggregating approximately $375,000, were recorded in selling, general and administrative expense in the accompanying financial statements for the year ended September 30, 2009.

16.  Operating Lease

At September 30, 2009 the Company had a non-cancelable lease for a sales office in France with annual rent of 47,100 Euros (approximately $68,000 U.S.) which expires November 30, 2010. Aggregate remaining rental under this lease at September 30, 2009 amounts to 54,908 Euros (approximately $80,000 U.S.).  Such amount is fully accrued in the Company’s financial statements at September 30, 2009 due to the reorganization of the Company’s European operations in July 2009 (see Note 15).

Net rental expense for fiscal 2009 (excluding restructuring charges) and 2008 was approximately $51,000 and $77,000, respectively

17. Contingencies

Litigation

The Company received an adverse ruling from a France court dated November 1, 2009 regarding compensation owed to a former employee, in the amount of 151,603 Euros (approximately $225,000 U.S.).  The Company has sufficient reserves recorded at September 30, 2009 to absorb this expense should such payment become necessary.  However the Company believes that the claims are without merit and has entered an appeal in this case.

18.  Subsequent Events

Management has evaluated subsequent events through January 12, 2010, the day immediately prior to the date the financial statements were issued in this Form 10-K, and has determined the following subsequent events to be reported:

•
Effective December31, 2009 the Company amended the terms of its real estate mortgage  to extend the maturity date from July 31, 2010 to July 31, 2011.  In consideration for the extension, the mortgagee will charge a fee of $45,000 on July 31, 2010 and the rate of interest will increase effective August 1, 2010 by 1.0% to 30-day LIBOR plus 9% , an increase from the previous 30-day LIBOR plus 8%, and the minimum interest will increase from 12% to 13%.

•
Pursuant to a receivable sales agreement with a related party (see Note 4), subsequent to September 30, 2009 and through January 12, 2010 additional receivable purchases of $2,721,000 were made for an aggregate purchase price of $2,653,000.

•	An initial adverse ruling from a court in France was received dated November 1, 2009. See Note 17 for further discussion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company is in discussions with an audit firm to perform the audit of its financial statements for the year ended September 30, 2009, to replace Eisner LLP who resigned as the Company’s independent registered public accounting firm on January 5, 2009. The Company has limited financial resources and is seeking to obtain audit and related services at a lower annual cost.   As a result of the Company’s limited financial resources to pay audit fees,  the accompanying financial statements included in Item 8 in this Form 10-K are unaudited.  The Company intends to file audited financial statements by amendment when available.

ITEM 9A(T).	CONTROLS AND PROCEDURES

The registrant carried out an evaluation, under the supervision and with the participation of the registrant’s management, including the registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures as of September 30, 2009 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Based on the Company’s evaluation under the framework in “Internal Controls over Financial Reporting - Guidance for Smaller Public Companies”, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

This annual report does not include an attestation report of a registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by a registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There were no changes in the registrant’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM  9B.  OTHER INFORMATION

(b)	Reports on Form 8-K.

The following report on Form 8-K was filed during the last quarter of the period covered by this report:

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Position	Age

Howard S. Modlin	Chairman of the Board of Directors,	78
	Chief Executive Officer, President and Secretary

William G. Henry	Vice President, Finance and Administration and	60
	Chief Financial Officer

George M. Gray	Vice President, Operations and	59
	Chief Technical Officer

John L. Segall	Director	83

Aletta P. Richards	Director	57

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

AUDIT COMMITTEE

   The Audit Committee is comprised of one director who is not an officer or employee of the Company.  The Audit Committee had four meetings during the 2009 fiscal year to review and approve the fiscal 2009 interim unaudited financial statements and fiscal 2008  annual financial statements.

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

The following Summary Compensation Table sets forth the compensation paid or awarded to the named executive officers of the registrant for the fiscal years ended September 30, 2009, 2008 and 2007:

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
					Awards		Payouts
				Other		Securities
				Amount	Restricted	Underlying		All Other-
Name and				Compens-	Stock	Optional	LTIP	Compen-
Principal Position	Year	Salary	Bonus	ation	Awards	SARS	Payouts	sation
	($)	($)	($)	($)	($)	(#)	($)	($)

Howard S. Modlin(1)	2009	-	-	-	-	-	-	-
Chairman of the	2008	$46,030	-	$1,385	-	-	-	-
Board of Directors and	2007	-	-	-	-	-	-	-
Chief Executive Officer

William G. Henry(2)	2009	$139,131	-	$2,020	-	-	-	-
Vice President,	2008	$165,377	-	$8,190	-	-	-	-
Finance and	2007	$151,592	-	$8,190	-	-	-	-
Administration and
Chief Financial Officer

George M. Gray(2)	2009	$128,157	-	$470	-	-	-	-
Vice President,	2008	$153,843	-	$7,545	-	-	-	-
Operations and Chief	2007	$139,630	-	$7,545	-	-	-	-
Technology Officer

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

(2)
Mr. Henry became Vice President, Finance and Administration in April 2003. He was elected Vice President, Finance and Chief Financial Officer in fiscal 1999.  Mr. Gray became an executive officer on September 15, 2003.

(3)	Other Annual Compensation is comprised of the following:

		Car Allowance	Term Life Insurance	Commissions	Total

Howard S. Modlin	2009	$-	$-	-	$-
	2008	1,385	-	-	1,385
	2007	-	-	-	-
William G. Henry	2009	-	2,020	-	2,020
	2008	6,900	1,290	-	8,190
	2007	6,900	1,290	-	8,190
George M. Gray	2009	-	470	-	470
	2008	6,900	645	-	7,545
	2007	6,900	645	-	7,545

Reference is made to Notes 3, 4 and 12  in the Notes to Consolidated Financial Statements in Item 8 of this Report on Form 10-K for description of related party transactions and loans and receivables purchases  made by Messrs. Modlin and Segall to the Company:

The following table sets forth certain summary information covering each exercise of stock options to purchase the Company’s common stock during the fiscal year ended  September 30, 2009 by each of the named executive officers and the value of unexercised options as of September 30, 2009:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-The–Money Options at Fiscal Year-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Howard S. Modlin, CEO	0	0	1,102,844	1,102,240	0	0
William G. Henry	0	0	72,056	60,000	0	0
George M. Gray	0	0	73,000	60,000	0	0

The following table sets forth that there were no awards made to each named executive officer during the fiscal year ended September 30, 2009 under any Long-Term Incentive Plan (“LTIP”):

LONG-TERM INCENTIVE PLANS – AWARDS IN LAST FISCAL YEAR

		Preference or Other	Estimated Future Payouts Under
	Number of	Period Until	Non-Stock Price-Based Plans
Name	Shares #	Maturities or Payment	Threshold	Target	Maximum

Howard S. Modlin, CEO	None	-	-	-	-
William G. Henry	None	-	-	-	-
George M. Gray	None	-	-	-	-

Director Compensation

No fees were paid to Directors for attendance at Board and Committee Meetings for the fiscal year ended September 30, 2009.

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

The following table sets forth information as of November 30, 2009 with respect to the beneficial ownership of the Corporation’s Class B stock and common stock by all persons known by the Corporation to own more than 5% of the Corporation’s outstanding Class B stock or common stock who are deemed to be such beneficial owners of the Corporation's Class B stock or common stock under Rule 13d-3.  The Percent of Class and Percent of All Classes presented are based upon shares outstanding on November 30, 2009 and all outstanding options and warrants are at exercise prices that are higher than the market price for common stock on November 30, 2009.  Class B stock is convertible into common stock at any time on a share-for-share basis.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class	Percent of All Classes

Class B Stock,	Howard S. Modlin	459,943	(1)	72.5%	5.1%
$.01 par value	General DataComm
	Naugatuck, CT 06770

Common Stock,	Howard S. Modlin	4,545,487	(1)	56.6%	57.8%
$.01 par value	General DataComm
	Naugatuck, CT 06770

Common Stock,	John L. Segall	1,209,147	(2)	25.9%	22.8%
$.01 par value	General DataComm
	Naugatuck, CT 06770

(1)
The amount of common stock beneficially owned by Howard S. Modlin includes the following:  9,053 shares owned by Mr. Modlin’s law firm pursuant to Rule 13d-3, 909,090 shares deemed owned on exercise of a seven year warrant at $.275 a share issued April 20, 2006, 2,084,204 shares deemed owned on exercise of a seven year warrant at $.575 a share issued December 9, 2005, 551,121 shares at $.61 per share deemed owned pursuant to an option granted January 26, 2005,  440,897 shares at $.50 a share under an option granted November 22, 2005, 330,673 shares under an option granted October 10, 2006 and 220,449 shares at $.275 a share under an option granted October 11, 2007.  The amount of common stock and Class B stock does not include an aggregate of 93,324 shares of common and Class B stock, or 2.26% of the outstanding shares consisting of (i) 11,200 shares of common stock and 3,400 shares of Class B stock owned by Mr. Modlin’s wife, the beneficial ownership of which Mr. Modlin disclaims, and (ii) an aggregate of 11,062 shares, held as trustee for the benefit of one child of Charles P. Johnson, the Company’s former Chairman, of which Mr. Modlin is the sole trustee, the beneficial ownership of which Mr. Modlin disclaims.  Such shares held as trustee consist of 7,842 shares of Class B stock convertible into a like number of shares of common stock, 2,304 shares of common stock and an additional 916 shares of common stock if 5,000 shares of the Company’s 9% Cumulative Convertible Exchangeable Preferred Stock are converted into common stock at $136.50 per share.  In calculating the aforesaid percentage of excluded shares, the amount of 1,832 shares acquirable on conversion is added to the shares of the Company outstanding at September 30, 2009.  The 58.3% of common stock deemed owned is obtained by dividing the number of common stock shares deemed owned by the outstanding common stock increased by adding all shares acquirable on exercise or conversion in the next 60 days.  The balance of the shares under the stock options granted January 25, 2005, November 22, 2005 and October 10, 2006 are not included because no such shares may be acquired in the next 60 days.  All such exercise prices of warrants and options are substantially higher than the market price for the common stock of $.03 per share on November 30, 2009.

(2)
Pursuant to Rule 13d-3, 1,100,047 shares of common stock are deemed owned by Mr. Segall on the exercise of a seven year warrant issued December 9, 2005, 30,000 shares pursuant to an option granted January 26, 2005 at $.55 per share, 24,000 shares pursuant to an option granted November 22, 2005 at $.45 a share, 18,000 shares pursuant to an option granted October 10, 2006 at $.18 a share and 12,000 shares pursuant to an option granted October 11, 2007 at $.25 a share.

Each director and each executive officer listed in the Summary Compensation Table in Item 11 of this Form 10-K has advised the Corporation that, as of November 30, 2009 he or she owned beneficially, directly or indirectly, securities of the Corporation in the amounts set forth opposite his or her name as follows:

Name	Shares of Common Stock Owned		Percent of Class	Shares of Class B Stock Owned (1)	Percent of Class	Percent of All Classes

Howard S. Modlin	4,545,487	(2)	56.6%	459,943	72.5%	57.8%

John L. Segall	1,209,147	(3)	25.9%	-	-	22.4%

William G. Henry	119,250	(4)	3.3%	-	-	2.8%

George M. Gray	122,000	(5)	3.4%	-	-	2.9%

Aletta Richards	84,000	(6)	2.4%	-	-	2.0%

Directors and Officers as a group (5 individuals)	6,079,884	(7)	64.1%	459,943	72.5%	64.6%

(1)	The Class B stock is convertible into common stock at any time on a share-for-share basis.

(2)	See Note 1 to preceding table listing all persons known to own more than 5% of the Corporation’s common stock or Class B stock.

(3)	See Note 2 to preceding table listing all persons known to own more than 5% of the Corporation’s common stock or Class B stock.

(4)	Includes 25,000 shares owned by Mr. Henry and 94,250 shares which Mr. Henry could acquire by the exercise of stock options within sixty (60) days.

(5)	Includes 25,000 shares owned by Mr. Gray and 97,000 shares which Mr. Gray could acquire by the exercise of stock options within sixty (60) days.

(6)	Includes 84,000 shares which Ms. Richards could acquire by the exercise of stock options within sixty (60) days.

(7)
Includes 75,100 shares of common stock owned by persons in the group, 1,902,390 shares of common stock which persons in the group have the right to acquire by the exercise of stock options within sixty (60) days,  9,053 shares of common stock held by Mr. Modlin’s law firm, 2,084,204 shares acquirable by Mr. Modlin on exercise of a warrant at $0.575, 909,090 shares acquirable by Mr. Modlin on exercise of a warrant at $0.275 a share and 1,100,047 shares acquirable by Mr. Segall on exercise of a warrant at $0.575 a share.  Does not include 3,400 shares of Class B Stock and 11,200 shares of common stock owned directly by members of the directors’ and officers’ immediate families, the beneficial ownership of which they disclaim.  Also does not include 7,842 shares of Class B stock and 2,304 shares of common stock beneficially held in trusts for children of Charles P. Johnson, the Company’s former Chairman, of which Mr. Modlin is the sole trustee, the beneficial ownership of which Mr. Modlin disclaims.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	3,006	$26.88	None

Equity compensation plans not approved by security holders	3,226,147	0.49	567,326

Total	3,229,153	$0.52	567,326

Officers and key employees may be granted incentive stock options at an exercise price equal to or greater than the market price on the date of grant and non-incentive stock options at an exercise price equal to or less than the market price on the date of grant.  While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% per year over a five-year period and expire within ten years.   Under the terms of these stock option plans, the Company has reserved a total of  567,326 shares of common stock at September 30, 2009.

The 2003 Stock and Bonus Plan also provides for outstanding grants of stock as described in Note 12 to the consolidated financial statements.  Officers, directors and employees are eligible for such grants under such plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Howard Modlin, Secretary and a Director of the Company since 1969 and Chairman of the Board of Directors of the Company since November 2001 and currently Chairman, President and Chief Executive Officer, is also President of the law firm of Weisman Celler Spett & Modlin, P.C. (“WCSM”) to whom the Company was indebted for legal services of $2,179,000 for work performed prior to the Company’s bankruptcy filing in November 2001 and in settlement for which the Company issued subordinated debentures.  The bankruptcy court also approved $294,000 for work performed by WCSM while the Company operated in bankruptcy (prior to September 15, 2003).  Furthermore, the Company was indebted to Mr. Modlin for fees for Company director meetings for which he received subordinated debentures in the total amount of $16,400.  Thereafter, WCSM agreed to work on a specific litigation matter on a contingency basis (see Note 16).  WCSM has outstanding amounts owed totaling $1,575,000 for work performed for the Company between September 15, 2003 and September 30, 2009.

On September 30, 2003 the Stock Option Committee of the Board of Directors awarded Mr. Modlin 459,268 shares of the Corporation’s Class B stock and Lee M. Paschall and John L. Segall, Directors, 25,000 shares each of the Corporation’s common stock, all subject to registration restrictions.  Refer to Note 12, “Employee Incentive Plans” for further discussion.  Messrs. Segall and Paschall respectively received subordinated debentures in the total amount of $19,900 and $17,900 in payment for directors fees for Company director meetings they attended prior to November 2001.  In addition, Messrs. William G. Henry, Vice President, Finance and Administration, and George M. Gray, Vice President, Manufacturing and Engineering, have been issued subordinated debentures for services and bonuses prior to the Company’s bankruptcy filing in the amounts of $125,000 and $50,000, respectively.

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

On February 17, 2006, the Company borrowed $250,000 from Mr. Modlin in the form of a demand note which bore interest at the rate of 10% per annum.  On April 20, 2006, the Corporation entered into an amendment of its loan arrangement with Mr. Modlin whereby the $250,000 demand loan made by Mr. Modlin on February 17, 2006 was amended and restated into a term note, 50% of which was payable February 17, 2007 and 50% of which was payable February 17, 2008.  Mr. Modlin received a seven year warrant expiring April 19, 2013 to purchase 909,000 shares of common stock at $0.275 per share.

In the quarters ended March 31, 2007 and December 31, 2007, Mr. Modlin made demand loans to the Company totaling $270,000 and $125,000, respectively, and which bore interest at the annual rate of 10%.  Such loans were paid off in the quarter ended March 31, 2008.  On April 30, May 13, July 9, September 18 and October 1, 2008 Mr. Modlin made demand loans to the Company in the amounts of $175,000, $75,000, $110,000, $175,000 and $250,000 respectively.  Such loans bear interest at the annual rate of 10%.  The loan made on July 9, 2008 was repaid on July 17, 2008.  (See Note 4 for reference to receivables and other purchases made by Mr. Modlin from the Company).

Accrued interest on all such loans amounted to $374,926 and $111,866 at September 30, 2009 and 2008, respectively.  All loans made by Mr. Modlin and Mr. Segall are collateralized by all the assets of the Company.

ITEM  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audits for the years ended September 30, 2009 and 2008 have not been performed and, due to the Company’s limited financial resources to pay audit fees, no auditor has been appointed.  Therefore, there were no fees incurred to date for audit work, audit-related work or tax work for the year ended September 30, 2009.  The only accounting fees billed for the year ended September 30, 2008 were for quarterly review and other services performed by Eisner LLP, prior to its resignation as the Company’s principal accounting firm, in the amount of $40,948.

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

PART IV

ITEM  15.    EXHIBITS

Exhibit No.	Description

3.1	Corrected Certificate of Amended and Restated Certificate of Incorporation of the Corporation [1]

3.2	Amended By-Laws of the Corporation [2]

4.1	Certificate of the Powers, Designation, Preferences, Rights and Limitations of 9% Cumulative Convertible Exchangeable Preferred Stock [3]

4.2	Indenture dated September 15, 2003 covering issued 10% Adjustable Senior Sub-ordinated Debentures due 2007 [4]

4.3	Promissory Notes in the amounts of $343,315.07, $143,047.95, $146,164.38, $286,095.84 and $279,794.52, issued to Howard S. Modlin [5]

4.4	Promissory Notes in the amounts of $343,315.07, $143,047.95 and $146,164.38 issued to John L. Segall [6]

4.5	Warrant issued to Howard S. Modlin [7]

4.6	Warrant D-2 issued to Howard S. Modlin [8]

4.7	Warrant D-3 issued to John L. Segall[9]

4.8	Promissory Note in the amount of $250,000 issued to Howard S. Modlin[10]

4.9	Warrant D-4 issued to Howard S. Modlin[11]

4.10	Promissory Notes in the amounts of $125,000 and $100,000 issued to Howard S. Modlin[12]

10.1	2003 Stock and Bonus Plan, as amended [13]

10.2	Form of Stock Option to employees [14]

10.3	Form of Stock Option to Directors [15]

10.4	Additional Senior Security Agreement [16]

10.5	1998 Stock Option Plan, as amended [17]

10.6	2005 Stock Option Plan, as amended [18]

10.7	Retirement Savings and Deferred Profit Sharing Plan, and related amendments [19]

10.8	Subordinated Security Agreement dated September 15, 2003 [20]

10.9	Open End Mortgage in favor of Atlas Partners Mortgage Investors, LLC as amended [21]

10.10	First Amendment to Open End Mortgage [22]

10.11	Mortgage Note in favor of Atlas Partners Mortgage Investors, LLC [23]

10.12	Receivable Sales Agreement as amended [24]

10.13	Open-End Mortgage Deed (filed herewith)

10.14	First Modification of Open-End Mortgage Deed (filed herewith)

10.15	Eleventh Amendment to Additional Senior Security Agreement dated October 1, 2008 (filed herewith)

10.16	$250,000 Negotiable Promissory Note dated October 1, 2008 (filed herewith)

14.1	Code of Conduct and Ethics [25]

21	Subsidiaries of the Registrant

31.1	Rule 13a-15(e)/15d-15(e) Certification by Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

Exhibit footnotes

1	Incorporated by reference to Exhibit 3.1 to Form 10KSB for year ended September 30, 2005
2	Incorporated by reference to Exhibit 3.2 to Form 8-K/A dated September 18, 2003.
3	Incorporated by reference to Exhibit 4 to Form dated October 8, 1996.
4	Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 17, 2003.
5	Incorporated by reference to Exhibits 10.2, 10.4, 10.6, 10.8 and 10.9 to Form 8-K dated December 14, 2005.
6	Incorporated by reference to Exhibits 10.3, 10.4 and 10.5 to Form 8-K dated December 14, 2005.
7	Incorporated by reference to Exhibit 10.3 to Form 8-K dated October 4, 2004.
8	Incorporated by reference to Exhibit 4.1 to Form 8-K dated December 14, 2005
9	Incorporated by reference to Exhibit 4.2 to Form 8-K dated December 14, 2005
10	Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 25, 2006
11	Incorporated by reference to Exhibit 4.1 to Form 8-K dated April 25, 2006
12	Incorporated by reference to Exhibits 10.2 and 10.3 to Form 8-K dated March 14, 2007
13	Incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended September 30, 2007
14	Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-131964
15	Incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-131964

16
Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 8, 2004.  The Eighth Amendment thereto incorporating all prior amendments is incorporated by reference to Exhibit 10.1 to Form 8-K dated March 9, 2007.

17	Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended September 30, 2007
18	Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended September 30, 2007
19	Incorporated by reference from Form S-8, Registration Statement No. 33-37266. Amendments thereto are incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended December 31, 1996.
20	Incorporated by reference to Exhibit 10.1 to Form 8-K/A dated September 18, 2003.
21	Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 1, 2007.
22	Incorporated by reference to Exhibit 99.2 to Form 8-K dated December 9, 2008.
23	Incorporated by reference to Exhibit 99.2 to Form 8-K dated December 9, 2008.
24	Incorporated by reference to Exhibit 99.2 to Form 8-K dated October 27, 2008. Amendment dated April 15, 2009 is filed herewith.
25	Incorporated by reference to Exhibit 14.1 to Form 10-K for year ended September 30, 2003.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HOWARD S. MODLIN	Chairman of the Board and	January 13, 2010
HOWARD S. MODLIN	Chief Executive Officer

/s/ WILLIAM G. HENRY	Vice President,	January 13, 2010
WILLIAM G. HENRY	Finance & Administration,
Chief Financial Officer

/s/ JOHN L. SEGALL	Director	January 13, 2010
JOHN L. SEGALL

	Director	January 13, 2010
ALETTA RICHARDS