Form 10-Q
period 2009-12-31
GENERAL DATACOMM INDUSTRIES INC
filed 2010-02-16
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Yes ☒          No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐          No ☒

As of January 31, 2010, there were outstanding the following number of shares of each of the issuer’s classes of common equity:
  3,526,230 shares of common stock, par value $0.01 per share
596,773 shares of Class B stock, par value $0.01 per share

GENERAL DATACOMM INDUSTRIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

The financial statements for the three months ended December 31, 2009 and 2008 have not been reviewed by an independent accounting firm.  In addition, the financial statements for the years ended September 30, 2009 and 2008 are unaudited.    The Company has limited financial resources.  The Company’s previous audit firm resigned on January 5, 2009 and, while the Company is in the process of appointing new auditors, such appointment is pending its ability to pay audit fees.  See Note 1 to Notes to Condensed Consolidated Financial Statements for discussion of the Company’s liquidity and going concern issues.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

General DataComm Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands except shares)

	December 31,	September 30,
	2009	2009
Assets:
Current assets:

Cash and cash equivalents	$16	$79
Accounts receivable, less allowance for doubtful receivables of $249 at December 31, 2009 and $224 at September 30, 2009	261	264
Inventories	2,105	2,435
Other current assets	326	323
Total current assets	2,708	3,101
Property, plant and equipment, net	3,215	3,309
Total Assets	5,923	6,410

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt (including $5,146 owed to related parties at December 31, 2009 and September 30, 2009, respectively)	22,123	22,163
Accounts payable (including $1,627 and $1,534 owed to a related party at December 31, 2009 and September 30, 2009, respectively)	3,371	3,014
Accrued payroll and payroll-related costs	190	461
Accrued interest (including $1,959 and $1,817 owed to related parties at December 31, 2009 and September 30, 2009, respectively)	12,762	12,189
Other current liabilities (including $518 and $888 owed to a related party at December 31, 2009 and September 30, 2009, respectively)	3,364	3,473
Total current liabilities	41,810	41,300
Long-term debt, less current portion	4,500	4,500
Other liabilities	469	469
Total Liabilities	46,779	46,269

Commitments and contingencies (Notes 5 and 8)	-	-

Stockholders’ Deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized; 776,996 and 781,996 shares issued and outstanding at December 31, 2009 and September 30, 2009 respectively; $36.0 million liquidation preference, including $16.6 million of cumulative dividend arrearages at December 31, 2009	777	782
Class B stock, par value $.01 per share, 5,000,000 shares authorized; 596,773 and 634,615 shares issued and outstanding at December 31, 2009 and September 30, 2009 respectively	6	6
Common stock, par value $.01 per share, 25,000,000 shares authorized; 3,526,230 and 3,487,473 shares issued and outstanding at December 31, 2009 and September 30, 2009 respectively	35	35
Capital in excess of par value	199,387	199,369
Accumulated deficit	(241,064)	(240,054)
Accumulated other comprehensive income	3	3
Total Stockholders’ Deficit	(40,856)	(39,859)
Total Liabilities and Stockholders’ Deficit	$5,923	$6,410

The accompanying notes are an integral part of these
 condensed consolidated financial statements.

General DataComm Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
 (Unaudited)
(in thousands except share data)

	Three Months Ended December 31,
	2009	2008

Revenues:
Product	$2,240	$1,745
Service	325	599
Total	2,565	2,344

Cost of revenues:
Product	1,549	1,251
Service	101	278
Total	1,650	1,529

Gross margin	915	815

Operating expenses:

Selling, general and administrative	729	1,082
Research and product development	448	529
	1,177	1,611

Operating loss	(262)	(796)

Interest expense	(719)	(720)

Other income, net	(26)	26

Loss before income taxes	(1,007)	(1,490)

Income tax provision	3	3

Net loss	(1,010)	(1,493)

Dividends applicable to preferred stock	(440)	(440)

Net loss applicable to common and Class B stock	$(1,450)	$(1,933)

Earnings (loss) per share:
Basic and diluted – common stock	$(0.35)	$(0.47)
Basic and diluted – Class B stock	$(0.35)	$(0.47)
Weighted average number of common and Class B shares outstanding:
Basic and diluted - common stock	3,506,009	3,487,473
Basic and diluted – Class B stock	616,517	634,615

The accompanying notes are an integral part of these
condensed consolidated financial statements.

General DataComm Industries, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,010)	$	(1,493)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	84		88
Stock compensation expense	13		38
Changes in:
Accounts receivable	3		(73)
Inventories	330		538
Accounts payable	357		48
Accrued payroll and payroll-related costs	(271)		(125)
Accrued interest	574		560
Other net current liabilities	(90)		137
Other net long-term assets	(2)		(15)

Net cash used by operating activities	(12)		(297)

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(11)		(4)

Net cash used by investing activities	(11)		(4)

Cash flows from financing activities:
Proceeds from notes payable to related party	-		250
Principal payments on notes payable to unrelated party	(40)		(13)

Net cash provided (used) by financing activities	(40)		237

Net decrease in cash and cash equivalents	(63)		(64)

Cash and cash equivalents, beginning of period	79		136

Cash and cash equivalents, end of period	$16		$72

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$137		$104
Income and franchise taxes	$-		$6

The accompanying notes are an integral part of these
condensed consolidated financial statements.

GENERAL DATACOMM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Liquidity and Going Concern

     The accompanying financial statements of General DataComm Industries, Inc. (the “Company”) for the three months ended December 31, 2009 have been prepared by the Company on a going concern basis, in accordance with rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, such financial statements have not been reviewed by an independent public accounting firm due to the Company’s inability to pay for such review.  In addition, the financial statements for the years ended September 30, 2009 and 2008 have not been audited by an independent accounting firm.

In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented.  The results of operations for the three months ended December 31, 2009 are not necessarily indicative of results which may be achieved for the entire fiscal year ending September 30, 2010.  The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009 as filed with the Securities and Exchange Commission.

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

The Company incurred a net loss and used a significant amount of cash in its operating activities for the three months ended December 31, 2009 and in recent years preceding such date.  The Company has no current ability to borrow additional funds except as may be provided pursuant to a receivable sales agreement with a related party.  It must, therefore, fund operations from cash balances, cash generated from operating activities including the sale of its accounts receivable and any cash that may be generated from the sale of non-core assets such as real estate and other assets.  In addition, at December 31, 2009 the Company had a stockholders’ deficit of approximately $40.9 million, and a working capital deficit of approximately $39.1 million, including debentures in the principal amount of $19.4 million, together  with accrued interest thereon ($12.2 million), which matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while senior secured debt is outstanding, in the absence of such restrictions the Company does not have the ability to repay the debentures.  As of December 31, 2009, senior secured debt consists of notes payable to related parties and a real estate mortgage.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under the indenture governing the debentures.

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

2.  Summary of Significant Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States, the instructions to Form 10-Q and Regulation S-X.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates.

The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgments.  See Note 2 in Notes to Consolidated Financial Statements in Item 8 in Form 10-K for the year ended September 30, 2009 as filed with the Securities and Exchange Commission for a summary of the Company’s significant accounting policies.

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

Impairment of Long-Lived Assets.  The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company's long-lived assets consist of real estate, equipment and other personal property.  At December 31, 2009, real estate represented the most significant long-lived asset that has not been fully depreciated or written down for impairment.

Recently Issued Accounting Standards

Since the filing of the Company’s Form 10-K for the fiscal year ended September 30, 2009, the Financial Accounting Standards Board (“FASB”) has issued 13 accounting standards updates.  Management has evaluated these updates and do not believe the adoption of any of these updates will have a material impact on the Company’s unaudited condensed financial statements.

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

3. Earnings (Loss) Per Share

Basic earnings per share is computed by allocating net income available to common stockholders and to Class B shareholders based on their contractual participation rights to share in such net income as if all the income for the year had been distributed.  Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock.  However, a net loss is allocated evenly to all shares.  The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period.  Diluted earnings per common share assumes the conversion of Class B stock into common stock.  Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period.  In computing diluted earnings per share, which only applies in the event there is net income, the average price of the Company’s common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants.  Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued.  The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three months ended December 31, 2009 and 2008 (in thousands, except shares and per share data):

	Three Months Ended December 31,
	2009	2008

Net loss	$(1,010)	$(1,493)
Dividends applicable to preferred stock	(440)	(440)
Net loss applicable to common and Class B stock	$(1,450)	$(1,933)

Net loss applicable to common stock-basic and diluted	$(1,233)	$(1,635)
Net loss applicable to Class B stock-basic and diluted	$(217)	$(298)

	Three Months Ended December 31,
	2009	2008	2009	2008
	Common Stock		Class B Stock
Numerator for basic and diluted earnings per share – net loss	$(1,233)	$(1,635)	$(217)	$(298)
Denominator for basic and diluted earnings per share-weighted average outstanding shares	3,506,009	3,487,473	616,517	634,615
Basic and diluted loss per share	$(0.35)	$(0.47)	$(0.35)	$(0.47)

In the three months ended December 31, 2009 and 2008, no effect has been given to certain outstanding options, warrants and convertible securities in computing diluted loss per share as their effect would be antidilutive.  Such share amounts outstanding at December 31, 2009 and 2008 which could potentially dilute basic earnings per share are as follows:

	No. of Shares
	Three Months Ended December 31,
	2009	2008
Stock warrants	4,093,341	4,093,341
Stock options	3,226,147	3,340,896
Convertible preferred stock	142,307	143,223
Total	7,461,795	7,577,460

4.  Inventories

Inventories consist of (in thousands):

	December 31,	September 30,
	2009	2009
Raw materials	$452	$405
Work-in-process	1,242	1,535
Finished goods	411	495
	$2,105	$2,435

Inventories are stated at the lower of cost or market using a first-in, first-out method.  Reserves in the amount of  $ 2,952,000 and $2,879,000 were recorded at December 31, 2009 and September 30, 2009, respectively, for excess and obsolete inventories.

 5.  Long-Term Debt and Fair Value Contingency

Long-term debt consists of (in thousands):	December 31,	September 30,
	2009	2009

Notes Payable to Related Parties	$2,756	$2,756
Note Payable to Unrelated Party	-	40
Debentures matured October 1, 2008	19,367	19,367
Real Estate Mortgage due July 31, 2011	4,500	4,500
	26,623	26,663
Less current portion	22,123	22,163
	$4,500	$4,500

Long-term debt totaling $ 22,123,000 has matured as of December 31, 2009, of which $19,367,000 in debentures matured October 1, 2008 but are restricted from being paid until senior debt is paid (see discussion below).  The real estate mortgage in the amount of $4,500,000 is due July 31, 2011,  pursuant to an amendment dated December 31, 2009.

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

Notes Payable to Related Parties and Warrants

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

Accrued interest on all such loans amounted to $456,925 and $374,926 at December 31, 2009 and September 30, 2009, respectively.  All loans made by Mr. Modlin and Mr. Segall are collateralized by all the assets of the Company and are presently due and payable.  No demand for payment of such loans has been made by either Mr. Modlin or Mr. Segall and, if made, the Company presently would be unable to make such payments.  All warrants have exercise prices that are above the current market price of common stock.

Debentures

Debentures together with accrued interest matured on October 1, 2008.  The debentures have a subordinated security interest in all the assets of the Company.  The debentures were issued to unsecured creditors in 2003 as part of the Company’s plan of reorganization.  No principal or interest is payable on the debentures until the senior lenders’ claims are paid in full and no principal or interest has been paid as of February16, 2010.  Interest accrues at the annual rate of 10% and totaled $12,211,000 at December 31, 2009.  (see Note 1 “Liquidity and Going Concern”)

Debentures were issued to the following related parties:  $125,000 to William G. Henry, Vice President, Finance and Administration; $50,000 to George M. Gray, Vice President, Operations and Engineering, $16,400 to Howard S. Modlin, Chairman of the Board of Directors and Chief Executive Officer and $19,900 to John L. Segall, Director.  In addition, a debenture in the amount of $2,179,000 was issued to the law firm of Weisman Celler Spett & Modlin, P.C., of which Mr. Modlin is President.

Real Estate Mortgage

The real estate mortgage entered into July 30, 2007 in the amount of $4,500,000 is secured by the Company’s premises in Naugatuck, CT.  The mortgage required monthly payments of interest at the rate of 30-day LIBOR plus 8% with a minimum interest of 12% (such interest was 12% at December 31, 2009).  No principal payments are required until the full amount of the mortgage matures.   Effective December 31, 2009, the Company  amended  the mortgage  to extend the maturity date from July 30, 2010 to July 31, 2011, to increase the interest rate effective August 1, 2010 to LIBOR plus 9% with a minimum interest of 13% and to charge a fee in the amount of $45,000 that is payable no later than August 1, 2010.  The mortgage contains no financial performance covenants.

6.  Employee Incentive Plans

 Stock Award, Grants and Options
The Company has adopted a 2003 Stock and Bonus Plan (“2003 Plan”) reserving 459,268 shares of Class B stock and 459,268 shares of common stock and a 2005 Stock and Bonus Plan (“2005 Plan”) reserving 2,400,000 shares of common stock.  No shares of Class B stock are authorized under the 2005 Plan and no further shares of Class B stock are available under the 2003 Plan.  Officers and key employees may be granted non-incentive stock options at an exercise price equal to, greater than or less than the market price on the date of grant.  While individual options can be issued under various provisions, most options, once granted, generally vest in increments of 20% per year over a five-year period and expire within ten years. At December 31, 2009 there were 567,326 options available for future issuance under the plans.

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

A summary of stock options outstanding under the Company’s stock plans as of September 30, 2009 and changes during the three months ended December 31, 2009 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2009	3,229,153	$0.52
Options granted	-	-
Options exercised	-	-
Options cancelled or expired	(3,006)	26.88
Options outstanding, December 31, 2009	3,226,147	$0.49	6.36	$0
Vested or expected to vest at December 31, 2009	2,715,041	$0.45	6.37	$0
Exercisable at December 31, 2009	2,128,309	$0.58	6.10	$0

As of December 31, 2009, there was $76,573 of total unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted average period of 1.40 years.  There were no options granted during the three months ended December 31, 2009.

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

The deferred profit sharing portion of the plan provides that the Company may make contributions to the plan out of profits at the discretion of the Company.  There were no such contributions in the three months ended December 31, 2009 and 2008.

7.  Receivable Sales Agreement with Related Party and Subsequent Event

On October 24, 2008, the Company’s subsidiary, General DataComm, Inc., entered into a Receivable Sales Agreement with Howard S. Modlin, the Company’s Chief Executive Officer, pursuant to which Mr. Modlin purchased receivables at a 2.5% discount.   In the quarter ended December 31, 2009, Mr. Modlin made purchases with a face value of $2,295,384 for an aggregate purchase price of $2,238,000 under this agreement.  In the quarter ended December 31, 2008, Mr. Modlin purchased $1,311,869 of receivables for a price of $1,280,000.  For accounting purposes, the discount is recorded as an expense at the time of purchase.

Subsequent to December 31, 2009 and through February  15, 2010, Mr. Modlin made additional receivable purchases with a face value of $  1,189,000 for an aggregate purchase price of $  1,160,000.

8.  Litigation

The Company received an adverse ruling from a France court dated November 1, 2009 regarding compensation owed to a former employee, in the amount of 151,603 Euros (approximately $212,000 U.S. at December 31, 2009).  The Company has sufficient reserves recorded at December 31, 2009 to absorb this expense should such payment become necessary.  However the Company believes that the claims are without merit and has entered an appeal in this case.

9.  Subsequent Events

Effective February 15, 2010 the Company reduced the factory work week from five days to three days to reduce operating costs.

Subsequent events were evaluated through the filing date of February 16, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND  RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2009 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

RESULTS OF OPERATIONS

Revenues
	Three Months Ended December 31,

(in thousands)	2009	2008

Product	$2,240	$1,745
Service	325	599
Total Revenues	$2,565	$2,344

Revenues for the three months ended December 31, 2009 increased $221,000, or 9.4%, to $2,565,000 from $2,344,000 reported for the three months ended December 31, 2008.  Product revenues increased $ 495,000, or 28.4%, while service revenues decreased $ 274,000, or 45.7%.

The product sales increase in the quarter-to-quarter comparison was primarily due to a 36% increase in shipments of multi-service switches to existing domestic and international customers, associated with the release of new product features and capabilities.  In addition, network access products increased 14% to accommodate demand for services being rolled out by large telephone companies.  Sales of the multi-service switch product line constituted approximately 68% of product revenue in the 2009 quarter while the network access product line constituted approximately 32% of product revenue, compared to approximately 64% multi-service switches and 36% access products in the 2008 quarter.

The decrease in service revenue was due to expiration of a service contract in Europe where the customer transitioned the equipment and to subcontract work for a large telephone company in the 2008 quarter that did not repeat in the 2009 quarter.

 Foreign sales accounted for approximately 36% and 39% of revenue in the three months ended December 31, 2009 and 2008, respectively.

The Company anticipates that demand for its legacy network access products will continue to decline and due to the “Risk Factors” mentioned below, there can be no assurance that orders for new products and products with enhanced features will increase to offset this decline.  Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Margin

	Three Months Ended December 31,

(in thousands)	2009	2008
Product	$691	$494
Service	224	321
Total Gross Margin	$915	815
Percentage of Product Revenues	30.8%	28.3%
Percentage of Service Revenues	68.9%	53.6%
Percentage of Total Revenues	35.7%	34.8%

Gross margin, as a percentage of revenues in the three months ended December 31, 2009, was 35.7% as compared to 34.8% in the three months ended December 31, 2008, an increase of 0.9%.

Product gross margin, as a percentage of product revenue, increased 2.5%.  Manufacturing efficiencies associated with higher sales volumes contributed a 14.2% improvement in gross profit margin.  Another 2.0% improvement resulted from lower spending on factory labor and expenses.  These improvements were offset by competitive pricing offered on certain contracts (-3.3%), lower component prices in the 2008 quarter (-6.1%) and the favorable impact of selling inventories previously written down in the 2008 quarter that did not repeat in the 2009 quarter (-4.3%).

Service gross margin, as a percentage of service revenue, increased 15.3%.  The improvement was due to operating cost reductions offsetting the reduced revenue level.  Cost reductions resulted from the service organization being restructured to adjust to a lower revenue stream from recurring contracts.  Compensation cost reductions and related expenses, along with lower use of outside contractors, accounted for the reduction.

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

Selling, General and Administrative

	Three Months Ended December 31,

(in thousands)	2009	2008

Selling, general and administrative	$729	1,082
Percentage of revenues	28.4%	46.2%

Selling, general and administrative expenses decreased to $ 729,000, or  28.4% of revenues in the three months ended December 31, 2009, from $1,082,000, or 46.2% of revenues in the three months ended December 31, 2008.  The decrease in spending in the quarter of $ 353,000, or 32.6%, was primarily a result of  closure of a sales office in France which reduced expenses by $117,000, and lower compensation costs of $ 159,000 due to salary and benefit reductions, including certain job eliminations, for domestic sales and administrative staff.  In addition, professional fees were lower by $114,000 due to lower anticipated audit fees and a reduction in legal support activities.  Other items were a net increase of $37,000.

Research and Product Development
	Three Months Ended December 31,
(in thousands)	2009	2008

Research and product development	$448	$529
Percentage of revenues	17.5%	22.6%

Research and product development expenses decreased to $ 448,000, or 17.5% of revenues in the three months ended December 31, 2009, as compared to $529,000, or 22.6% of revenues in the three months ended December 31, 2008.  The decrease of $ 81,000, or 15.3%, was primarily the result of lower compensation costs of $ 109,000 due to headcount reductions resulting from a combination of attrition and lay-offs, and offset in part by higher costs of outside contractors of $42,000 engaged to assist with design of multi-service switch products and features.  Other net reductions were $14,000.

Interest Expense

Interest expense decreased to $719,000 in the three months ended December 31, 2009 from $720,000 in the three months ended December 31, 2008.  Debt levels and interest rates remain approximately the same in both periods.

The Company is currently only paying interest on the real estate mortgage.  Such payments amounted to $137,000 in the three month period ended December 31, 2009.

Other Income (Expense)

Other income (expense) for the three months ended December 31, 2009 and 2008 totaled $(26,000) and $26,000, respectively.  The 2009 quarterly amount includes $57,000 of discount associated with the sales of accounts receivables offset in part by $24,000 received from a tradename license and $7,000 in other net income items.  The 2008 quarterly amount includes $32,000 of discount associated with the sales of accounts receivables offset by $50,000 received in a legal settlement and $ 8,000 in other net income items.

Provision for Income Taxes

The income tax provisions for the three months ended December 31, 2009 and 2008 reflect current state tax provisions only. No federal income tax provisions were provided in the three months ended December 31, 2009 and 2008 due to the valuation allowance provided against deferred tax assets.  The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years and the operating losses in fiscal 2009.  The Company has federal tax credit and net operating loss carryforwards of approximately $1.9 million and $214.4 million, respectively, at September 30, 2009.

Liquidity and Capital Resources

	Deecember 31,	September 30,
(in thousands)	2009	2009

Cash and cash equivalents	$16	$79
Working capital (deficit)	(39,102)	(38,199)
Total assets	5,923	6,410
Long-term debt, including current portion	26,623	26,663
Total liabilities	46,779	46,269

	Three Months Ended December 31,
	2009	2008

Net cash provided (used) by:
Operating activities	$(12)	$(297)
Investing activities	(11)	(4)
Financing activities	(40)	237

Note:  Significant risk factors exist due to the Company’s limited financial resources and its present inability to repay its senior debt and its debentures which matured on October 1, 2008.   See “Risk Factors” below for further discussion.

Cash Flows

Net cash used by operating activities totaled $12,000 in the three months ended December 31, 2009. The net loss in the period was $ 1,010,000. Included in this net loss were non-cash expenses for depreciation and amortization of $84,000 and stock compensation expense of $13,000. A decrease in accounts receivable due to levels of customer collections and sales of accounts receivable (to a related party) being higher than new sales levels resulted in a source of cash of $3,000. However, a lower level of sales of accounts receivables to be invoiced (to a related party) resulted in a use of cash of $370,000. Inventories were lower by $330,000 as the Company was able to achieve shipments of on-hand inventories to satisfy new customer orders and generate a source of cash through reduced purchasing. An increase in unpaid accounts payable resulted in a source of cash of $357,000. Unpaid interest which accrued on the Company’s debt increased $574,000 as a source of cash. Deferred revenue, primarily on product shipments awaiting customer acceptance, added $276,000 as a source of cash. Other net uses of cash totaled $ 269,000.

Net cash used by investing activities in the three months ended December 31, 2009 was $11,000 for the acquisition of equipment.

Net cash used by financing activities in the three months ended  December 31, 2009 was $40,000, comprised of payments on a note payable to an unrelated party.

Liquidity and Going Concern

The Company incurred a net loss and used a significant amount of cash in its operating activities for the three months ended December 31, 2009 and prior.  The Company has no current ability to borrow additional funds except as may be provided pursuant to a receivable sales agreement with a related party.  It must, therefore, fund operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and other assets.  In addition, at December 31, 2009 the Company had a stockholders’ deficit of approximately $40.9 million, and a working capital deficit of approximately $  39.1 million, including debentures in the principal amount of $19.4 million, together  with accrued interest thereon ($12.2 million), which matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while senior secured debt is outstanding, in the absence of such restrictions the Company does not have the ability to repay the debentures.  As of December 31, 2009, senior secured debt consists of notes payable to related parties and a real estate mortgage.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under the indenture governing the debentures.

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

Critical Accounting Policies

A detailed description of the Company’s significant accounting  policies can be found in the Company’s  most recent Annual Report on Form 10-K for the year ended September 30, 2009 as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

Since the filing of our Form 10-K for the fiscal year ended September 30, 2009, the Financial Accounting Standards Board (“FASB”) has issued 13 accounting standards updates.  We have evaluated these updates and do not believe the adoption of any of these updates will have a material impact on our unaudited condensed financial statements.

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

RISK FACTORS

     The Financial Statements are Unaudited and the Quarterly Financial Statements Have Not Been Reviewed.  The financial statements in Form 10-K for the years ended September 30, 2009 and 2008 as filed with the Securities and Exchange Commission have not been audited by an independent accounting firm.  The financial statements in Forms 10-Q for the quarters ended December 31, 2008, March 31, 2009, June 30, 2009 and December 31, 2009 as filed with the Securities and Exchange Commission have not been reviewed by an independent accounting firm. While the Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the fair presentation of financial statements in accordance with generally accepted accounting principles, because of its inherent limitations such internal control may not prevent or detect misstatements that may arise in an audit or review by an independent accounting firm.

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

      Non-payment of Debentures and Certain Senior Debt, and Going Concern.  The Company has outstanding debentures in the principal amount of approximately $19.4 million which, together with accrued interest thereon matured on October 1, 2008.  A subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while the senior secured debt, including debt owed to Mr. Modlin and Mr. Segall (Chairman and Chief Executive Officer, and Director, respectively),  is outstanding.  In the absence of such restrictions the Company does not presently have the ability to repay the debentures.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under  the indenture governing the debentures. The senior debt owed to Messrs. Modlin and Segall is due and payable but payment has not been demanded by either of them.   Together with the other conditions described in the Liquidity and Capital  Resources section above and elsewhere in this Form 10-Q, such condition raises substantial doubt about the Company’s ability to continue as a going concern.

     Dependence on Legacy and Recently Introduced Products and New Product Development. The Company’s future results of operations are dependent on market acceptance of existing and future applications for the Company’s current products and new products in development. Sales of  the Company’s legacy products, primarily digital service unit and V.34 product lines, declined to approximately 22% of product sales in fiscal 2009 from  26% in fiscal 2008 and continue to decline in fiscal 2010. The Company anticipates that net sales from legacy products will continue to decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

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

Delays or lost sales can be caused by other factors beyond the Company’s control, including late deliveries by the third party subcontractors the Company is using to outsource its manufacturing operations and by vendors of components used in a customer’s products, slower than anticipated growth in demand for the Company’s products for specific projects or delays in implementation of projects by customers and delays in obtaining regulatory approvals for new services and products. Delays and lost sales have occurred in the past and may occur in the future. The Company believes that sales in the past have been adversely impacted by merger and restructuring activities by some of its top customers. These and similar delays or lost sales could materially adversely affect the Company’s business, financial condition and results of operations. See “Customer Concentration and Economic Condition” and  “Dependence on Key Suppliers and Component Availability”.

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

The Company may receive communications from third parties asserting that the Company’s products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined infavor of the Company, could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties.  There can be no assurance that licenses from third parties would be available on acceptable terms if at all.  In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company’s business, financial condition, and results of operation could be materially adversely affected.

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

    The Company is Controlled by a Small Number of Stockholders and Certain Creditors.  In particular, Mr. Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 73% of the Company’s outstanding shares of Class B stock  and has stock options and warrants that would upon exercise allow him to own approximately 58% of the Company’s common stock, although all such options and warrants have exercise prices which are substantially over the market price of the common stock on December 31, 2009.  Furthermore, Mr. Modlin is also trustee for the benefit of the children of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 1.2% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors.  The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which may be designated by the debenture trustee.  The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full.  To date, the holders of the 9% Preferred Stock have not designated any directors.  In the event of a payment default under the debentures which is not cured within 60 days after written notice, the debenture trustee shall be entitled to select a majority of the Board of Directors.  Accordingly, in the absence of a payment default under the debentures, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock and the debenture trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company.  This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s common stock, thereby making it less likely that a stockholder will receive a premium in any sale of shares.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that impacts the Company’s financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates.

Historically the Company has had little or no exposure to market risk in the area of changes in foreign currency except to the extent the Company invoices customers in foreign currencies and is, therefore, subject to foreign currency exchange rate risk on any individual invoice while it remains unpaid, a period that normally is less than 90 days.  At December 31, 2009 such accounts receivable were not significant.

The interest rate on the Company’s $4.5 million real estate mortgage fluctuates based upon the London Interbank Borrowing Rate to the extent such rate exceeds a base of 4%, which may result in a different rate of interest being charged than if such interest was based on the U.S. bank prime lending rate.

ITEM 4.  CONTROLS AND PROCEDURES

The registrant carried out an evaluation, under the supervision and with the participation of the registrant’s management, including the registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures as of December 31, 2009 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

None.

ITEM  1A.   RISK FACTORS

Not required by smaller reporting companies.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000.  Such dividend arrearages total $16,608,289 as of December 31, 2009.

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

GENERAL DATACOMM INDUSTRIES, INC.

February 16, 2010	/s/ William G. Henry
William G. Henry
Vice President, Finance and Administration
Chief Financial Officer