Form 10-Q
period 2010-03-31
GENERAL DATACOMM INDUSTRIES INC
filed 2010-05-17
CIK 40518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes ☐                      No ☒

     As of April 30, 2010, there were outstanding the following number of shares of each of the issuer’s classes of common equity:

  3,526,295 shares of common stock, par value $0.01 per share
596,708 shares of Class B stock, par value $0.01 per share

GENERAL DATACOMM INDUSTRIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

The financial statements for the three and six months ended March 31, 2010 and 2009 have not been reviewed by an independent accounting firm.  In addition, the financial statements for the years ended September 30, 2009 and 2008 are unaudited.    The Company has limited financial resources.  The Company’s previous audit firm resigned on January 5, 2009 and, while the Company is in the process of appointing new auditors, such appointment is pending its ability to pay audit fees.  See Note 1 to Notes to Condensed Consolidated Financial Statements for discussion of the Company’s liquidity and going concern issues.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

General DataComm Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands except shares)

	March 31,	September 30,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$9	$79
Accounts receivable, less allowance for doubtful receivables of $140 at March 31, 2010 and $224 at September 30, 2009	27	264
Inventories	2,083	2,435
Other current assets	325	323
Total current assets	2,444	3,101
Property, plant and equipment, net	3,142	3,309
Total Assets	$5,586	$6,410

Liabilities and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt (including $8,937 owed to related parties at March 31, 2010 and September 30, 2009 )	$22,251	$22,163
Accounts payable (including $1,627 and $1,534 owed to a related party at March 31, 2010 and September 30, 2009, respectively)	2,983	3,014
Accrued payroll and payroll-related costs	173	461
Accrued interest (including $4,513 and $4,115 owed to related parties at March 31, 2010 and September 30, 2009, respectively)	13,311	12,189
Other current liabilities (including $1,257 and $888 owed to a related party at March 31, 2010 and September 30, 2009, respectively)	3,984	3,473
Total current liabilities	42,702	41,300
Long-term debt, less current portion	4,500	4,500
Other liabilities	464	469
Total Liabilities	47,666	46,269

Commitments and contingencies (Notes 5 and 8)	-	-

Stockholders’ Deficit:
9% Preferred stock, par value $1.00 per share, 3,000,000 shares authorized; 776,996 and 781,996 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively; $36.5 million liquidation preference, including $17.0 million of cumulative dividend arrearages at March 31, 2010	777	782
Class B stock, par value $.01 per share, 5,000,000 shares authorized; 596,708 and 634,615 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	6	6
Common stock, par value $.01 per share, 25,000,000 shares authorized; 3,526,295 and 3,487,473 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	35	35
Capital in excess of par value	199,399	199,369
Accumulated deficit	(242,300)	(240,054)
Accumulated other comprehensive income	3	3
Total Stockholders’ Deficit	(42,080)	(39,859)
Total Liabilities and Stockholders’ Deficit	$5,586	$6,410

The accompanying notes are an integral part of these
 condensed consolidated financial statements.

General DataComm Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
 (Unaudited)
(in thousands except share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenues:
Product	$1,194	$1,548	$3,434	$3,293
Service	344	510	669	1,109
Total	1,538	2,058	4,103	4,402

Cost of revenues:
Product	615	1,300	2,164	2,551
Service	121	197	222	475
Total	736	1,497	2,386	3,026

Gross margin	802	561	1,717	1,376

Operating expenses:

Selling, general and administrative	794	1,093	1,523	2,175
Research and product development	495	408	943	937
	1,289	1,501	2,466	3,112

Operating loss	(487)	(940)	(749)	(1736)

Interest expense	(703)	(743)	(1,422)	(1,463)

Other income, net	(43)	(19)	(69)	7

Loss before income taxes	(1,233)	(1,702)	(2,240)	(3,192)

Income tax provision	3	(34)	6	(31)

Net loss	(1,236)	(1,668)	(2,246)	(3,161)

Dividends applicable to preferred stock	(440)	(440)	(880)	(880)

Net loss applicable to common and Class B stock	$(1,676)	$(2,108)	$(3,126)	$(4,041)

Earnings (loss) per share:
Basic and diluted – common stock	$(0.41)	$(0.51)	$(0.76)	$(0.98)
Basic and diluted – Class B stock	$(0.41)	$(0.51)	$(0.76)	$(0.98)
Weighted average number of common and Class B shares outstanding:
Basic and diluted - common stock	3,526,271	3,487,473	3,516,029	3,487,473
Basic and diluted – Class B stock	596,732	634,615	606,733	634,615

The accompanying notes are an integral part of these
condensed consolidated financial statements.

General DataComm Industries, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
(In thousands)

	Six Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,246)	$	(3,161)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	157		177
Stock compensation expense	26		66
Changes in:
Accounts receivable	237		511
Inventories	352		1,061
Accounts payable	(31)		55
Accrued payroll and payroll-related costs	(288)		25
Accrued interest	1,123		1,123
Other net current liabilities	531		(286)
Other net long-term assets	(8)		(15)

Net cash used by operating activities	(147)		(444)

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(11)		(6)

Net cash used by investing activities	(11)		(6)

Cash flows from financing activities:
Proceeds from notes payable to related party	-		250
Proceeds from notes payable to unrelated party	179		234
Principal payments on notes payable to unrelated party	(91)		(103)

Net cash provided by financing activities	88		381

Net decrease in cash and cash equivalents	(70)		(69)

Cash and cash equivalents, beginning of period	79		136

Cash and cash equivalents, end of period	$9		$67

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$272		$221
Income and franchise taxes	$5		$6

The accompanying notes are an integral part of these
condensed consolidated financial statements.

GENERAL DATACOMM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Liquidity and Going Concern

     The accompanying financial statements of General DataComm Industries, Inc. (the “Company”) for the three and six months ended March 31, 2010 have been prepared by the Company on a going concern basis, in accordance with rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, such financial statements have not been reviewed by an independent public accounting firm due to the Company’s inability to pay for such review.  In addition, the financial statements for the years ended September 30, 2009 and 2008 have not been audited by an independent accounting firm.

In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of results which may be achieved for the entire fiscal year ending September 30, 2010.  The unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as filed with the Securities and Exchange Commission.

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

The Company incurred a net loss and used a significant amount of cash in its operating activities for the six months ended March 31, 2010 and in recent years preceding such date.  The Company has no current ability to borrow additional funds except as may be provided pursuant to a receivable sales agreement with a related party.  It must, therefore, fund operations from cash balances, cash generated from operating activities including the sale of its accounts receivable and any cash that may be generated from the sale of non-core assets such as real estate and other assets.  In addition, at March 31, 2010 the Company had a stockholders’ deficit of approximately $42.1 million, and a working capital deficit of approximately $40.2 million, including debentures in the principal amount of $19.4 million, together  with accrued interest thereon ($12.7 million), which matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while senior secured debt is outstanding, in the absence of such restrictions the Company does not have the ability to repay the debentures.  As of March 31, 2010, senior secured debt consists of notes payable to related parties and a real estate mortgage.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under the indenture governing the debentures.

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

The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgments.  See Note 2 in Notes to Consolidated Financial Statements in Item 8 in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 as filed with the Securities and Exchange Commission for a summary of the Company’s significant accounting policies.

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

Impairment of Long-Lived Assets.  The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company's long-lived assets consist of real estate, equipment and other personal property.  At March 31, 2010, real estate represented the most significant long-lived asset that has not been fully depreciated or written down for impairment.

Recently Issued Accounting Standards

Since the filing of the Company’s Form 10-K for the fiscal year ended September 30, 2009, the Financial Accounting Standards Board (“FASB”) has issued 23 accounting standards updates.  Management has evaluated these updates and does not believe the adoption of any of these updates has had or will have a material impact on the Company’s unaudited condensed financial statements.

3. Earnings (Loss) Per Share

Basic earnings per share is computed by allocating net income available to common stockholders and to Class B shareholders based on their contractual participation rights to share in such net income as if all the income for the year had been distributed.  Such allocation reflects that common stock is entitled to cash dividends, if and when paid, 11.11% higher per share than Class B stock.  However, a net loss is allocated evenly to all shares.  The income (loss) allocated to each security is divided by the respective weighted average number of common and Class B shares outstanding during the period.  Diluted earnings per common share assumes the conversion of Class B stock into common stock.  Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period.  In computing diluted earnings per share, which only applies in the event there is net income, the average price of the Company’s common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants.  Dividends applicable to preferred stock represent accumulating dividends that are not declared or accrued.  The following table sets forth the computation of basic and diluted earnings (loss) applicable to common and Class B stock for the three and six months ended March 31, 2010 and 2009 (in thousands, except shares and per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net loss	$(1,236)	$(1,668)	$(2,246)	$(3,161)
Dividends applicable to preferred stock	(440)	(440)	(880)	(880)
Net loss applicable to common and Class B stock	$(1,676)	$(2,108)	$(3,126)	$(4,041)

Net loss applicable to common stock-basic and diluted	$(1,433)	$(1,783)	$(2,666)	$(3,418)
Net loss applicable to Class B stock-basic and diluted	$(243)	$(325)	$(460)	$(623)

	Three Months Ended March 31,
	2010	2009	2010	2009
	Common Stock		Class B Stock
Numerator for basic and diluted earnings per share – net loss	$(1,433)	$(1,783)	$(243)	$(325)
Denominator for basic and diluted earnings per share-weighted average outstanding shares	3,526,271	3,487,473	596,732	634,615
Basic and diluted loss per share	$(0.41)	$(0.51)	$(0.41)	$(0.51)

	Six Months Ended March 31,
	2010	2009	2010	2009
	Common Stock		Class B Stock
Numerator for basic and diluted earnings per share – net loss	$(2,666)	$(3,418)	$(460)	$(623)
Denominator for basic and diluted earnings per share-weighted average outstanding shares	3,516,029	3,487,473	606,733	634,615
Basic and diluted loss per share	$(0.76)	$(0.98)	$(0.76)	$(0.98)

In the three and six months ended March 31, 2010 and 2009, no effect has been given to certain outstanding options, warrants and convertible securities in computing diluted loss per share as their effect would be antidilutive.  Such share amounts outstanding at March 31, 2010 and 2009 which could potentially dilute basic earnings per share are as follows:

	No. of Shares
	March 31,
	2010	2009
Stock warrants	4,093,341	4,093,341
Stock options	3,221,397	3,340,896
Convertible preferred stock	142,307	143,223
Total	7,457,045	7,577,460

4.  Inventories

Inventories consist of (in thousands):

	March 31,	September 30,
	2010	2009
Raw materials	$431	$405
Work-in-process	1,271	1,535
Finished goods	381	495
	$2,083	$2,435

Inventories are stated at the lower of cost or market using a first-in, first-out method.  Reserves in the amount of $ 2,914,000 and $2,879,000 were recorded at March 31, 2010 and September 30, 2009, respectively, for excess and obsolete inventories.

 5.  Long-Term Debt and Fair Value Contingency

Long-term debt consists of (in thousands):

	March 31,	September 30,
	2010	2009
Notes Payable to Related Parties	$2,756	$2,756
Note Payable to Unrelated Party	128	40
Debentures matured October 1, 2008	19,367	19,367
Real Estate Mortgage due July 31, 2011	4,500	4,500
	26,751	26,663
Less current portion	22,251	22,163
	$4,500	$4,500

Long-term debt totaling $ 22,123,000 has matured as of March 31, 2010, of which $19,367,000 in debentures matured October 1, 2008 but are restricted from being paid until senior debt is paid (see discussion below).  The real estate mortgage in the amount of $4,500,000 is due July 31, 2011, pursuant to an amendment dated December 31, 2009.

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

Accrued interest on all such loans amounted to $524,880 and $374,926 at March 31, 2010 and September 30, 2009, respectively.  All loans made by Mr. Modlin and Mr. Segall are collateralized by all the assets of the Company and are presently due and payable.  No demand for payment of such loans has been made by either Mr. Modlin or Mr. Segall and, if made, the Company presently would be unable to make such payments.  All warrants have exercise prices that are above the current market price of common stock.

Debentures

Debentures together with accrued interest matured on October 1, 2008.  The debentures have a subordinated security interest in all the assets of the Company.  The debentures were issued to unsecured creditors in 2003 as part of the Company’s plan of reorganization.  No principal or interest is payable on the debentures until the senior lenders’ claims are paid in full and no principal or interest has been paid as of May 17, 2010.  Interest accrues at the annual rate of 10% and totaled $12,689,000 at March 31, 2010 (see Note 1 “Liquidity and Going Concern”).

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

Real Estate Mortgage

The real estate mortgage entered into July 30, 2007 in the amount of $4,500,000 is secured by the Company’s premises in Naugatuck, CT.  The mortgage currently requires monthly payments of interest at the rate of 30-day LIBOR plus 8% with a minimum interest rate of 12% (such interest rate was 12% at March 31, 2010).  No principal payments are required until the full amount of the mortgage matures.   Effective December 31, 2009, the Company amended the mortgage to extend the maturity date from July 31, 2010 to July 31, 2011, to increase the interest rate effective August 1, 2010 to LIBOR plus 9% with a minimum interest of 13% and to charge a fee in the amount of $45,000 that is payable no later than August 1, 2010.  The mortgage contains no financial performance covenants.

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

At March 31, 2010 there were 572,076 options available for future issuance under the 2003 and 2005 Plans.

A summary of stock options outstanding under the Company’s stock plans as of September 30, 2009 and changes during the six months ended March 31, 2010 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2009	3,229,153	$0.52
Options granted	-	-
Options exercised	-	-
Options cancelled or expired	(7,756)	10.60
Options outstanding, March 31, 2010	3,221,397	$0.49	6.11	$0
Vested or expected to vest at March 31, 2010	2,770,943	$0.46	6.07	$0
Exercisable at March 31, 2010	2,270,253	$0.58	5.79	$0

As of March 31, 2010, there was $61,646 of total unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted average period of 1.39 years.  There were no options granted during the six months ended March 31, 2010.

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

7.  Receivable Sales Agreement with Related Party and Subsequent Event

On October 24, 2008, the Company’s subsidiary, General DataComm, Inc., entered into a Receivable Sales Agreement with Howard S. Modlin, the Company’s Chief Executive Officer, pursuant to which Mr. Modlin purchased receivables at a 2.5% discount.   In the six months ended March 31, 2010, Mr. Modlin made purchases with a face value of $4,642,051 for an aggregate purchase price of $4,526,000 under this agreement.  In the six months ended March 31, 2009, Mr. Modlin purchased $3,061,543 of receivables for a price of $2,987,000.  For accounting purposes, the discount is recorded as an expense at the time of purchase.

Subsequent to March 31, 2010 and through May 14, 2010, Mr. Modlin advanced to the Company $970,000 intended for the purchase of receivables.

8.  Litigation

The Company received an adverse ruling from a France court dated November 1, 2009 regarding compensation owed to a former employee, in the amount of 151,603 Euros (approximately $205,000 U.S. at March 31, 2010).  The Company has a liability recorded at March 31, 2010 to absorb this expense should such payment become necessary.

9.  Subsequent Events

Subsequent events were evaluated through the filing date of May 17, 2010.

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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2010	2009	2010	2009
Product	$1,194	$1,548	$3,434	$3,293
Service	344	510	669	1,109
Total Revenues	$1,538	$2,058	$4 ,103	$4,402

Revenues for the three months ended March 31, 2010 decreased $520,000, or 25.3%, to $1,538,000 from $2,058,000 reported for the three months ended March 31, 2009.  Product revenues decreased $ 354,000, or 22.9%, while service revenues decreased $ 166,000, or 32.5%.

The product sales decrease in the quarter-to-quarter comparison was primarily due to a 46% decrease in shipments of multi-service switches. The 2009 quarter included shipments under a contract with a large telecommunications company that did not repeat at the same level in the 2010 quarter.  Partially offsetting this decline was a 39% increase in shipments of network access products to accommodate demand for services being rolled out by large telephone companies.  Sales of the multi-service switch product line constituted approximately 52% of product revenue in the 2010 quarter while the network access product line constituted approximately 48% of product revenue, compared to approximately 73% multi-service switches and 27% access products in the 2009 quarter.

The decrease in service revenue in the quarter was primarily due to the expiration of a service contract in Europe where the customer transitioned the equipment.

Revenues for the six months ended March 31, 2010 decreased $299,000, or 6.8%, to $4,103,000 from $4,402,000 reported for the six months ended March 31, 2009.  Product revenues increased $141,000, or 4.3%, while service revenues decreased $440,000, or 39.7%.

The product sales increase in the six month comparison was due to a slight change in product mix where a modest decline in multi-service switch revenue of $113,000 was more than offset by an increase of $254,000 in network access products sold to telephone companies.

The decrease in service revenue in the six month comparison was primarily due to the expiration of a service contract in Europe mentioned above, and to project work performed for a large telephone company in the prior year that did not repeat at the same level in the current year.

Foreign sales accounted for approximately 35% and 41% of revenue in the six months ended March 31, 2010 and 2009, respectively.

The Company anticipates that demand for its legacy network access products will decline and due to the “Risk Factors” mentioned below, there can be no assurance that orders for new products and products with enhanced features will increase to offset this decline.  Accordingly, the ability to forecast future revenue trends in the current environment is difficult.

Gross Margin

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2010	2009	2010	2009
Product	$579	$248	$1,270	$742
Service	223	313	447	634
Total Gross Margin	$802	$561	$1,717	$1,376
Percentage of Product Revenue	48.5%	16.0%	37.0%	22.5%
Percentage of Service Revenue	64.8%	61.4%	66.8%	57.2%
Percentage of Total Revenue	52.1%	27.3%	41.8%	31.3%

Gross margin, as a percentage of revenues in the three months ended March 31, 2010, was 52.1% as compared to 27.3% in the three months ended March 31, 2009, an increase of 24.8%.

Product gross margin, as a percentage of product revenue, increased 32.5%. Most of the improvement (+31.3%) results from the impact of selling inventories that previously were written down. In addition, low competitive pricing on a contract with a major telephone company in 2009 contributed to a 9.9% improvement in 2010 when compared to 2009, and favorable component pricing added another 3.7%. Offsetting these improvements were manufacturing inefficiencies associated with lower sales volumes which had a negative effect of 12.5% on the quarter’s gross profit margin.

Service gross margin, as a percentage of service revenue, increased 3.4%.  The improvement was due to operating cost reductions partially offset by the impact of reduced revenue levels.  Cost reductions resulted from the service organization being restructured to adjust to a lower revenue stream from recurring contracts.  Compensation cost reductions and related expenses, along with lower use of outside contractors, accounted for the reduction.

Gross margin, as a percentage of revenue in the six months ended March 31, 2010, was 41.8% as compared to 31.3% in the six months ended March 31, 2009, an increase of 10.5%.

Product gross margin, as a percentage of product revenue, increased 14.5%.  The increase was due to the sale of inventories that were previously written down (+7.7%) and direct charges for plant underutilization in the prior year (+8.1%) offset by an additional provision for obsolete inventories in the current year (-2.9%).  Favorable sales and component pricing and lower fixed costs contributed to another 1.6% improvement.

Service gross margin, as a percentage of service revenue, increased 9.6%.  This improvement was due to operating cost reductions partially offset by the impact of reduced revenue levels.

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

Selling, General and Administrative

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2010	2009	2010	2009
Selling, general and administrative	$794	$1,093	$1,523	$2,175
Percentage of revenues	51.6%	52.4%	37.1%	49.4%

Selling, general and administrative expenses decreased to $ 794,000, or 51.6% of revenues in the three months ended March 31, 2010, from $1,093,000, or 52.4% of revenues in the three months ended March 31, 2009.  The decrease in spending in the quarter of $299,000, or 27.4%, was primarily a result of reorganizing the Company’s European operations which resulted in the closing of a sales office in France and which reduced expenses by $222,000, and lower compensation costs of $113,000 due to salary and benefit reductions, including certain job eliminations for domestic sales and administrative staff.  Other items were a net increase of $36,000.

Selling, general and administrative expenses decreased to $1,523,000, or 37.1% of revenues in the six months ended March 31, 2010, from $2,175,000, or 49.4% of revenues in the six months ended March 31, 2009.  The decrease in spending of        $652,000, or 30.0%, was primarily due to the reorganization of the Company’s European operations which reduced expenses by $339,000, and lower compensation costs of $272,000.  In addition, professional fees were lower by $99,000 due to lower anticipated audit fees.  Other items were a net increase of $58,000.

Research and Product Development

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2010	2009	2010	2009
Research and product development	$495	$408	$943	$937
Percentage of revenues	32.2%	19.8%	23.0%	21.3%

Research and product development expenses increased to $495,000 or 32.2% of revenues in the three months ended March 31, 2010, from $408,000, or 19.8% of revenues in the three months ended March 31, 2009.  The increase of $87,000, or 21.3%, was primarily the result of higher costs of outside contractors of $133,000 engaged to assist with design of multi-service switch products and features offset by lower compensation costs of $54,000 due to headcount reductions resulting from a combination of attrition and lay-offs.  Other net increases were $8,000.

Research and product development expenses increased to $943,000, or 23.0% of revenues in the six months ended March 31, 2010, from $937,000, or 21.3% of revenues in the six months ended March 31, 2009.  The increase of $6,000, or 1%, was due to higher costs of outside contractors of $175,000 offset by lower compensation costs of $163,000.  Other net reductions were $6,000.

Interest Expense

Interest expense decreased to $703,000 in the three months ended March 31, 2010 from $743,000 in the three months ended March 31, 2009.  The decreased interest charges of $40,000 resulted primarily from lower fee amortization.  Interest expense decreased to $1,422,000 in the six months ended March 31, 2010 from $1,463,000 in the six months ended March 31, 2009.  The decrease was due to lower fee amortization partially offset by a higher interest rate on the real estate mortgage, which rate became effective January 1, 2009 when the mortgage was amended.

The Company is currently paying interest only on the real estate mortgage.  Such payments amounted to $272,000 in the six month period ended March 31, 2010.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2010 and 2009 totaled ($43,000) and ($19,000), respectively.  The 2010 quarterly amount includes $59,000 of discount associated with the sales of accounts receivable and $8,000 in other net expense items offset in part by income of $24,000 received from a tradename license.  The 2009 quarterly amount includes $42,000 of discount associated with the sales of accounts receivable offset in part by income of $21,000 received from a tradename license and $2,000 in other net income items.

Other income (expense) for the six months ended March 31, 2010 and 2009 totaled ($69,000) and $7,000 respectively.  The 2010 amount includes $116,000 of discount associated with the sales of accounts receivable and $1,000 in other net expense items offset in part by income of $48,000 received from a tradename license.  The 2009 amount includes $40,000 received from a tradename license and $50,000 received in a legal settlement offset in part by $74,000 of discount associated with the sales of accounts receivables and $9,000 in other net expense items.

Provision for Income Taxes

The income tax provision for the three and six months ended March 31, 2010 reflect current state tax provisions only.  The income tax provisions for the three months ended March 31, 2009 includes $37,000 related to a refund of prior years’ general business credit under provisions of the Housing and Economic Recovery Act of 2008, offset by $3,000 in current state tax liabilities.  The income tax provisions for the six months ended March 31, 2009 includes the $37,000 refund offset by $6,000 in current state tax liabilities.

 No federal income tax provisions were provided in the six months ended March 31, 2010 due to the valuation allowance provided against deferred tax assets.  The Company established a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of benefits of the net operating loss carryforwards from prior years and the operating losses in fiscal 2010.  The Company has federal tax credit and net operating loss carryforwards of approximately $11.9 million and $214.4 million, respectively, at September 30, 2009.

Liquidity and Capital Resources

	March 31,	September 30,
(in thousands)	2010	2009
Cash and cash equivalents	$9	$79
Working capital (deficit)	(40,258)	(38,199)
Total assets	5,586	6,410
Long-term debt, including current portion	26,751	26,663
Total liabilities	47,666	46,269

	Six Months Ended March 31,
	2010	2009
Net cash provided (used) by:
Operating activities	$(147)	$(444)
Investing activities	(11)	(6)
Financing activities	88	381

Note:  Significant risk factors exist due to the Company’s limited financial resources and its present inability to repay its senior debt and its debentures which matured on October 1, 2008.   See “Risk Factors” below for further discussion.

Cash Flows

Net cash used by operating activities totaled $147,000 in the six months ended March 31, 2010.  The net loss in the period was $ 2,246,000.  Included in this net loss were non-cash expenses for depreciation and amortization of $157,000 and stock compensation expense of $26,000.   A decrease in accounts receivable due to levels of customer collections and sales of accounts receivable (to a related party)   being higher than new sales levels resulted in a source of cash of $237,000.  An increased level of sales of accounts receivables to be invoiced (to a related party) resulted in a source of cash of $369,000.  Inventories were lower by $352,000 as the Company was able to achieve shipments of on-hand inventories to satisfy new customer orders and generate a source of cash through reduced purchasing. Unpaid interest which accrued on the Company’s debt increased $1,123,000 as a source of cash.  Deferred revenue, primarily on product shipments awaiting customer acceptance, added $154,000 as a source of cash.  A decrease in accrued payroll expenses due primarily to the timing of payrolls resulted in a use of cash of $288,000. Other net uses of cash totaled $ 31,000.

Net cash used by investing activities in the six months ended March 31, 2010 was $11,000 for the acquisition of equipment.

Net cash provided by financing activities in the six months ended March 31, 2010 was $88,000, comprised of the proceeds of $179,000 from a note payable to an unrelated party less $91,000 in payments made on the same note.

Liquidity and Going Concern

The Company incurred a net loss and used a significant amount of cash in its operating activities for the six months ended March 31, 2010 and in recent years preceding such date.  The Company has no current ability to borrow additional funds except as may be provided pursuant to a receivable sales agreement with a related party.  It must, therefore, fund operations from cash balances, cash generated from operating activities and any cash that may be generated from the sale of non-core assets such as real estate and other assets.  In addition, at March 31, 2010 the Company had a stockholders’ deficit of approximately $42.1 million, and a working capital deficit of approximately $ 40.3 million, including debentures in the  principal amount of $19.4 million, together  with accrued interest thereon ($12.7 million at March 31, 2010), which matured on October 1, 2008.  While a subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while senior secured debt is outstanding, in the absence of such restrictions the Company does not have the ability to repay the debentures.  As of March 31, 2010, senior secured debt consists of notes payable to related parties and a real estate mortgage.  A failure to pay the debentures when they become due and payable as described above could result in an event of default being declared under the indenture governing the debentures.

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

Recently Issued Accounting Standards

Since the filing of our Form 10-K for the fiscal year ended September 30, 2009, the Financial Accounting Standards Board (“FASB”) has issued 23 accounting standards updates.  Management has  evaluated these updates and does not believe the adoption of any of these updates has had or will have a material impact on the Company’s unaudited condensed financial statements.

RISK FACTORS

     The Financial Statements are Unaudited and the Quarterly Financial Statements Have Not Been Reviewed.  The financial statements in Form 10-K for the years ended September 30, 2009 and 2008 as filed with the Securities and Exchange Commission have not been audited by an independent accounting firm.  The financial statements in Forms 10-Q for the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, December 31, 2009 and March 31, 2010 as filed with the Securities and Exchange Commission have not been reviewed by an independent accounting firm. While the Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the fair presentation of financial statements in accordance with generally accepted accounting principles, because of its inherent limitations such internal control may not prevent or detect misstatements that may arise in an audit or review by an independent accounting firm.

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

      Non-payment of Debentures and Certain Senior Debt, and Going Concern.  The Company has outstanding debentures in the principal amount of approximately $19.4 million which, together with accrued interest thereon matured on October 1, 2008.  A subordinated security agreement signed by the indenture trustee on behalf of the debenture holders provides that no payments may be made to debenture holders, and that no event of default may be declared under the indenture, while the senior secured debt, including debt owed to Mr. Modlin and Mr. Segall (Chairman and Chief Executive Officer, and Director, respectively) and a real estate mortgage, is outstanding.  In the absence of such restrictions the Company does not presently have the ability to repay the debentures.  A failure to pay the debentures when they become due and payable as described above, could result in an event of default being declared under the indenture governing the debentures. The senior debt owed to Messrs. Modlin and Segall is due and payable but payment has not been demanded by either of them.   Together with the other conditions described in the Liquidity and Capital Resources section above and elsewhere in this Form 10-Q, such condition raises substantial doubt about the Company’s ability to continue as a going concern.

     Dependence on Legacy and Recently Introduced Products and New Product Development. The Company’s future results of operations are dependent on market acceptance of existing and future applications for the Company’s current products and new products in development. Sales of the Company’s legacy products, primarily digital service unit and V.34 product lines, declined to approximately 22% of product sales in fiscal 2009 from  26% in fiscal 2008 and have been flat year to date with fiscal year 2009. The Company anticipates that net sales from legacy products will continue to decline over the next several years and net sales of new products will increase at the same time, with significant quarterly fluctuations possible, and without assurance that sales of new products will increase at the same time.

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

A small number of customers have historically accounted for a majority of the Company’s sales.  Sales to the Company’s top five customers accounted for 57% and 54% of revenues in fiscal 2009 and 2008.  There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company expects the economic climate and conditions in the telecommunication equipment industry to remain unpredictable in fiscal 2010 and beyond.  Additionally, world economic conditions could have a material adverse affect on the Company’s operations.  The loss of one or more of our service provider customers, such as occurred in the past through industry consolidation or otherwise, could have a material adverse effect on our sales and operating results.  A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

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

    The Company is Controlled by a Small Number of Stockholders and Certain Creditors.  In particular, Mr. Modlin, Chairman of the Board and Chief Executive Officer, and President of Weisman Celler Spett & Modlin, P.C., legal counsel for the Company, owns approximately 73% of the Company’s outstanding shares of Class B stock  and has stock options and warrants that would upon exercise allow him to own approximately 58% of the Company’s common stock, although all such options and warrants have exercise prices which are substantially over the market price of the common stock on March 31, 2010.  Furthermore, Mr. Modlin is also trustee for the benefit of the children of Mr. Charles P. Johnson, the former Chairman of the Board and Chief Executive Officer, and such trust holds approximately 1.2% of the outstanding shares of Class B stock. Class B stock under certain circumstances has 10 votes per share in the election of Directors.  The Board of Directors is to consist of no less than three and no more than thirteen directors, one of which may be designated by the debenture trustee.  The holders of the 9% Preferred Stock are presently entitled to designate two directors until all arrears on the dividends on such 9% Preferred Stock are paid in full.  To date, the holders of the 9% Preferred Stock have not designated any directors.  In the event of a payment default under the debentures which is not cured within 60 days after written notice, the debenture trustee shall be entitled to select a majority of the Board of Directors.  Accordingly, in the absence of a payment default under the debentures, Mr. Modlin may be able to elect all members of the Board of Directors not designated by the holders of the 9% Preferred Stock and the debenture trustee and determine the outcome of certain corporate actions requiring stockholder approval, such as mergers and acquisitions of the Company.  This level of ownership by such persons and entities could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s common stock, thereby making it less likely that a stockholder will receive a premium in any sale of shares.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that impacts the Company’s financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates.

Historically the Company has had little or no exposure to market risk in the area of changes in foreign currency except to the extent the Company invoices customers in foreign currencies and is, therefore, subject to foreign currency exchange rate risk on any individual invoice while it remains unpaid, a period that normally is less than 90 days.  At March 31, 2010 such accounts receivable were not significant.

The interest rate on the Company’s $4.5 million real estate mortgage fluctuates based upon the London Interbank Borrowing Rate to the extent such rate exceeds a base of 4%, which may result in a different rate of interest being charged than if such interest was based on the U.S. bank prime lending rate.

ITEM 4.  CONTROLS AND PROCEDURES

The registrant carried out an evaluation, under the supervision and with the participation of the registrant’s management, including the registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures as of March 31, 2010 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the registrant’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

None.

ITEM  1A.   RISK FACTORS

Not required by smaller reporting companies.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Payment of dividends on the 9% Cumulative Convertible Exchangeable Preferred Stock were suspended June 30, 2000.  Such dividend arrearages total $17,045,350 as of March 31, 2010.

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

GENERAL DATACOMM INDUSTRIES, INC.

May 17, 2010	/s/ William G. Henry
William G. Henry
Vice President, Finance and Administration
Chief Financial Officer